Form 10-Q
period 1995-09-30
BANCINSURANCE CORP
filed 1995-11-07
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September  30, 1995          Commission File Number 0-8738
                  -------------------          -----------------------------



                            BANCINSURANCE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Ohio                                           31-0790882
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)




  20 East Broad Street, Columbus, Ohio                          43215
----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number including area code           (614) 228-2800



                                    None
----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant:   (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES __X__       NO_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                        Outstanding at September  30, 1995
-------------------------------           ----------------------------------
Common stock, without par value                       5,866,949

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES




                                     INDEX
                                     -----



                                                                  Page No.
PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

      Consolidated Balance Sheets as of September 30, 1995
        (unaudited) and December 31, 1994                              3

      Consolidated Statements of Income for the three months and
        nine months ended September 30, 1995 and 1994 (unaudited)      5

      Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1995 and 1994 (unaudited)                  7

      Notes to Consolidated Financial Statements (unaudited)           9


  Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   10



PART II - OTHER INFORMATION:

  Item 1. Legal Proceedings                                           16

  Item 2. Changes in Securities                           Not Applicable

  Item 3. Default Upon Senior Securities                  Not Applicable

  Item 4. Submission of Matters to a Vote
          of Security Holders                             Not Applicable

  Item 5. Other Information                               Not Applicable

  Item 6. Exhibits and Reports on Form 8-K                            17

  Signatures                                                          18

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                      September 30, December 31,
                   Assets                                  1995        1994
                   ------                             ------------- ------------
                                                       (Unaudited)
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (fair value
       $6,303,096 in 1995 and $6,077,019 in 1994)     $ 6,367,041   $ 6,468,606

     Available for sale, at fair value (amortized
       cost $9,519,171 in 1995 and $14,108,553 in
       1994)                                            9,905,780    13,945,564

   Equity securities, at fair value (cost $2,141,255
     in 1995 and $2,367,513 in 1994)                    2,251,097     2,303,740

   Short-term investments, at amortized cost which
     approximates fair value                            5,571,000     4,263,541

   Securities purchased under agreements to resell      1,564,466     1,655,042
                                                      -----------   -----------
                Total investments                      25,659,384    28,636,493
                                                      -----------   -----------

Cash                                                     (258,404)     (428,633)

Premiums receivable                                       474,013     1,988,844

Reinsurance receivable                                    822,848     1,327,767

Reinsurance recoverable on paid losses                  1,987,680     2,008,961

Deferred policy acquisition costs                         207,174       397,029

Prepaid reinsurance premiums                            1,704,213     6,970,613

Prepaid premium tax                                       130,671          -

Loans to affiliates                                       143,744        72,025

Furniture, fixtures and leasehold improvements, net       148,746       187,275

Excess of investment over net assets of subsidiaries      753,738       753,738

Deferred federal income taxes                             219,508       710,322

Prepaid Federal income taxes                              291,086       613,120

Accrued investment income                                 295,558       366,373

Other assets                                              139,020       170,377
                                                      -----------   -----------
                                                      $32,718,979   $43,774,264
                                                      ===========   ===========

                                                                     (Continued)

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                     September 30, December 31,
        Liabilities and Shareholders' Equity             1995         1994
        ------------------------------------         ------------- ------------
                                                      (Unaudited)
Reserve for unpaid losses and loss adjustment
  expenses                                           $ 2,769,551   $ 4,516,879
Unearned premiums                                      6,310,722    17,292,237
Contract funds on deposit                              1,710,251       896,096
Return premiums payable                                  104,651       244,000
Reinsurance premiums payable                           1,312,013     1,771,172
Note payable to bank                                   6,316,132     5,916,132
Taxes, licenses, and fees payable                        134,183       250,562
Commissions payable                                      362,025       760,540
Other                                                    363,393       288,222
                                                     -----------   -----------
                Total liabilities                     19,382,921    31,935,840
                                                     -----------   -----------

Commitment and contingent liabilities

Shareholders' equity:
   Non-voting preferred stock:
     Class A Serial Preference shares, without par value;
       authorized 100,000 shares; no shares issued or
       outstanding                                          -             -
     Class B Serial Preference shares, without par value;
       authorized 98,646 shares; no shares issued or
       outstanding                                          -             -
   Common stock, without par value;  authorized
     20,000,000 shares; 5,878,277 shares issued          315,567       315,567
   Additional paid-in capital                          1,466,753     1,586,221
   Net unrealized gain (loss) on investments             327,657      (149,663)
   Retained earnings                                  11,250,852    10,278,350
                                                     -----------   -----------
                                                      13,360,829    12,030,475

   Less:  Treasury stock, at cost (11,328 common
            shares at September 30, 1995 and
            87,828 at December 31, 1994)                 (24,771)     (192,051)
                                                     -----------   -----------
         Total shareholders' equity                   13,336,058    11,838,424
                                                     -----------   -----------

         Total liabilities and shareholders' equity  $32,718,979   $43,774,264
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Unaudited)

                                     Three Months Ended        Nine months Ended
                                        September 30,             September 30,
                                      1995        1994         1995          1994
                                  -----------  -----------  -----------   -----------
Income:
  Premiums written                $ 1,039,342  $ 8,499,555   $12,883,582  $28,020,043
  Decrease in unearned premiums     5,151,303    1,751,520    10,981,515      286,000
                                  -----------  -----------   -----------  -----------
      Premiums earned               6,190,645   10,251,075    23,865,097   28,306,043
  Premiums ceded                   (1,823,421)  (3,232,000)   (7,539,689)  (9,078,843)
                                  -----------  -----------   -----------  -----------
      Net premiums earned           4,367,224    7,019,075    16,325,408   19,227,200
  Investment income (net of
    expenses of $28,142 and
    $121,563, respectively)           378,064      360,436     1,166,930    1,074,482
  Net realized gain on
    investments                           686        2,673        44,442      104,252
  Claims administration fees          132,408      131,572       400,776      385,973
  Other income                         59,013       12,256       113,552       35,025
                                  -----------  -----------   -----------  -----------
      Total revenue                 4,937,395    7,526,012    18,051,108   20,826,932
                                  -----------  -----------   -----------  -----------
Losses and operating expenses:
  Losses and loss adjustment
    expenses                        5,361,125    7,107,333    18,609,125   19,469,589
  Reinsurance recoveries           (2,187,841)  (2,878,436)   (7,714,160)  (8,118,103)
  Commission expense                  806,213      845,333     2,313,697    2,546,772
  Other insurance operating
    expenses                          528,676    1,072,071     2,414,388    2,924,212
  Amortization of deferred
    policy acquisition costs          102,818      205,783       451,988      575,614
  General and administrative
    expenses                          189,457      207,417       595,628      663,202
  Interest expense                    108,452      109,979       339,080      290,288
                                  -----------  -----------   -----------  -----------
      Total expenses                4,908,900    6,669,480    17,009,746   18,351,574
                                  -----------  -----------   -----------  -----------
      Income before federal
        income taxes                   28,495      856,532     1,041,362    2,475,358
                                  -----------  -----------   -----------  -----------
Federal income tax (benefit)
  expense                             (86,319)      29,766        68,860      384,203
                                  -----------  -----------   -----------  -----------
      Net income                  $   114,814  $   826,766   $   972,502  $ 2,091,155
                                  ===========  ===========   ===========  ===========

                                                                           (Continued)

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                  Consolidated Statements of Income, Continued
                                  (Unaudited)

                                  Three Months Ended       Nine months Ended
                                      September 30,          September 30,
                                    1995       1994          1995      1994
                                 ---------- ----------    ---------- ----------
Net income per common share      $      .02 $      .14    $      .17 $      .35
                                 ========== ==========    ========== ==========

Weighted average number of common
  shares and equivalents
  outstanding                     5,904,398  6,073,281     5,866,748  6,066,002
                                 ---------- ----------    ---------- ----------



See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                              1995        1994
                                                           -----------  ----------
Cash flows from operating activities:
  Net income                                               $   972,502  $2,091,155
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Net realized gain on investments                       (44,442)   (101,830)
        Depreciation                                            50,894      65,460
        Amortization of bond (discount) premium                (19,127)    111,123
        Amortization of deferred policy acquisition costs      451,988     575,614
        Deferred federal income tax expense                    244,920     159,665
        (Increase) decrease in premiums receivable           1,514,831  (2,835,626)
        (Increase) decrease in reinsurance receivable          504,919    (505,462)
        (Increase) decrease in reinsurance recoverable
          on paid losses                                        21,281  (2,130,948)
        Increase in deferred policy acquisition costs         (262,133)   (709,065)
        (Increase) decrease in prepaid reinsurance
          premiums                                           5,266,400    (741,042)
        Increase in prepaid premium tax                       (130,671)       -
        Increase in loans to affiliates                        (71,719)       -
        (Increase) decrease in prepaid Federal income
          taxes                                                322,034    (400,461)
        Decrease in accrued investment income                   70,815      57,552
        (Increase) decrease in other assets                     31,317    (114,250)
        Increase (decrease) in reserve for unpaid losses
          and loss adjustment expenses                      (1,747,328)    279,658
        Decrease in unearned premiums                      (10,981,515)   (286,000)
        Increase in contract funds on deposit                  814,155      98,926
        Decrease in return premiums payable                   (139,349)    (82,208)
        Increase (decrease) in reinsurance premiums
          payable                                             (459,159)  2,771,475
        Decrease in taxes, licenses and fees payable          (116,379)   (295,288)
        Increase (decrease) in commissions payable            (398,515)    900,921
        Increase in other liabilities                           75,171      42,135
                                                           -----------  ----------

          Net cash used in operating activities             (4,029,110) (1,048,496)
                                                           -----------  ----------
Cash flows from investing activities:
  Proceeds from held to maturity: fixed maturities
    due to redemption or maturity                              579,274      58,598
  Proceeds from available for sale: fixed maturities
    sold, redeemed and matured                               4,892,699   4,436,689
  Proceeds from equity securities sold                         597,537     638,622
  Cost of investments purchased:
    Held to maturity: fixed maturities                        (501,094) (2,103,636)
    Available for sale: fixed maturities                      (289,825) (1,549,154)
    Equity securities                                         (297,817)   (441,400)
  Decrease in amount due to stock broker                          -       (449,054)
  Net increase in short-term investments                    (1,307,459) (1,540,313)
  Net decrease in securities purchased under
    agreements to resell                                        90,576     148,723
  Purchase of furniture, fixtures and leasehold
    improvements                                               (12,365)    (28,148)
                                                           -----------  ----------
          Net cash provided by (used in) investing
            activities                                       3,751,526    (829,073)
                                                           -----------  ----------

                                                                        (Continued)

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                            1995        1994
                                                         ----------  ----------
Cash flows from financing activities:
  Proceeds from note payable to bank                      4,200,000     550,000
  Repayments of note payable to bank                     (3,800,000)   (250,000)
  Proceeds from stock options exercised                      47,813      24,063
                                                         ----------  ----------

          Net cash provided by financing activities         447,813     324,063
                                                         ----------  ----------

Net increase (decrease) in cash                             170,229  (1,553,506)
                                                         ----------  ----------
Cash at beginning of year                                  (428,633)  1,641,299
                                                         ----------  ----------

Cash at end of period                                    $ (258,404) $   87,793
                                                         ==========  ==========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                               $  339,080 $  290,288

  Income taxes                                                 -       625,000
                                                         ========== ==========



See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION

                                AND SUBSIDIARIES

            Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of September 30, 1995, the Consolidated Statements of Income for the three and nine months ended September 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 1995 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results of operations for the full year.

3. On July 28, 1995, Ohio Indemnity entered into an agreement with the California Department of Insurance (the "Department") settling their Statement of Charges/Accusations filed against them on November 16, 1994. (See notes to the Consolidated Financial Statements for the year ended December 31, 1994 included in the Company's Form 10-K).

    Ohio Indemnity paid an administrative fee of $50,000 to the Department and contributed $275,000 in a fund to resolve policyholder complaints. (See Part II Item 1. Legal Proceedings).




                     (THIS SPACE INTENTIONALLY LEFT BLANK)

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

  The Company's principal sources of revenue are premiums paid by insureds for insurance policies issued by the Company. The premiums written become premiums earned for financial statement purposes as the premium is earned incrementally over the term of each insurance policy and after deducting the amount of premium ceded to reinsurers pursuant to reinsurance treaties or agreements. The Company's principal costs are losses and loss adjustment expenses. The principal factor in determining the level of the Company's profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

  Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. The Company is required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims ("case reserves") and for incurred but not reported ("IBNR") claims ("IBNR reserves"). The ultimate liability incurred by the Company may be different from current reserve estimates.

  Loss and loss adjustment expense reserves for IBNR claims are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. The Company reviews case and IBNR reserves monthly and makes appropriate adjustments.

  As of July 28, 1995, Ohio Indemnity Company, a wholly owned subsidiary of the Company ("Ohio Indemnity"), entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. See
Part II Item 1.  Legal Proceedings.

  As of July 31, 1994, there were changes in the policies of two significant lending institution customers in the Ultimate Loss Insurance program. The first lending institution's policy was canceled and the second lending institution's policy was restructured to eliminate continuation coverage.

SUMMARY RESULTS

  The following table sets forth period to period changes in selected financial data:

                                          Period to Period Increase (Decrease)
                                          ------------------------------------
                                            Nine Months Ended September 30,
                                          ------------------------------------
                                                          1994-95
                                                       ------------
  Premiums written                                     $(15,136,461)
  Net premiums earned                                    (2,901,792)
  Net investment income                                      32,638
  Loss and loss adjustment expense, net of
      reinsurance recoveries                               (456,521)
  Operating expense                                        (934,099)
  Interest expense                                           48,792
  Operating income                                       (1,433,996)
  Net income                                           $ (1,118,653)

  The combined ratio, which is the sum of the loss ratio and expense ratio, determined in accordance with statutory accounting practices, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for each of the years ended September 30:

                                                    1995              1994
                                                 ---------         ---------
  Statutory:
    Loss ratio                                        66.7%             59.0%
    Expense ratio                                     45.8%             34.8%
                                                 ---------         ---------
    Combined ratio                                   112.5%             93.8%
                                                 =========         =========

  GAAP:
    Loss ratio                                        66.7%             59.0%
    Expense ratio                                     48.1%             32.8%
                                                 ---------         ---------
    Combined ratio                                   114.8%             91.8%
                                                 =========         =========

  Investments of Ohio Indemnity's assets are restricted to certain investments permitted by Ohio insurance laws. The Company's overall investment policy is determined by the Company's Board of Directors and is reviewed periodically. The Company principally invests in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in favorable net yields. The Company has the ability and intent to hold its fixed income securities to maturity or put date, and as a result carries its fixed income securities at amortized cost for GAAP purposes. As the Company's fixed income securities mature, there can be no assurance that the Company will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

  QUARTER ENDED SEPTEMBER 30, 1995 AS COMPARED TO QUARTER ENDED SEPTEMBER 30,
  1994

  Premiums Written; Net Premiums Earned. Premiums written decreased from $28,020,043 at September 30, 1994 to $12,883,582 at September 30, 1995, while net premiums earned decreased from $19,227,200 at September 30, 1994 to $16,325,408 at September 30, 1995. Premiums written decreased from $8,499,555 during the three months ended September 30, 1994 to $1,039,342 during the three months ended September 30, 1995, while net premiums earned decreased from $7,019,075 to $4,367,224 during the same period, respectively. Premiums decreased primarily due to the initial restructuring of the California Automobile Physical Damage Program in May 1995 and later discontinuance of sales and renewals on July 28, 1995. Management anticipates the discontinuance of the Automobile Physical Damage Program will result in a positive impact on underwriting results although there will be a material reduction in premiums associated with its discontinuance. Nonetheless, there can be no assurance that the discontinuance will not have a material adverse effect on the Company's operating results. See "DISCONTINUED PRODUCTS".

  Automobile Physical Damage Insurance accounted for $21,702,845 of premiums written and $11,141,918 of net premiums earned for the nine months ended September 30, 1994 compared with $5,663,356 of premiums written and $8,433,792 of net premiums earned for the nine months ended September 30, 1995. The Automobile Physical Damage Insurance program represented 44.0% of the Company's premiums written and 51.7% of the Company's premiums earned for the nine months ended September 30, 1995 versus 77.5% and 58.0%, respectively, for the nine months ended September 30, 1994. Automobile Physical Damage accounted for $8,570,000 of premiums written and $3,997,195 of net premiums earned for the quarter ended September 30, 1994 compared with $(554,347) of premiums written and $1,912,264 of net premiums earned for the third quarter of 1995. The Company began commercially marketing the product in California in June 1992 and in Arizona in January 1993. In October 1994, the Company discontinued sales of Automobile Physical Damage insurance in Arizona. On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. Reinsurance will remain in force for all policies written by its managing general agent. In addition, on May 1, 1995 the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. As of September 30, 1995, there were $311,184 in premiums written under the restructured program. On July 28, 1995, Ohio Indemnity Company entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. See "DISCONTINUED PRODUCTS". Premiums earned decreased less significantly than premiums written as a result of reductions in unearned premium resulting from the run-off and reductions in premiums written.

  Premiums written for Ultimate Loss Insurance increased from $3,936,857 in the first nine months of 1994 to $4,298,153 in the first nine months of 1995. Net premiums earned for Ultimate Loss Insurance decreased from $5,929,713 in the first nine months of 1994 to $5,317,662 in the first nine months of 1995. Premiums written for Ultimate Loss Insurance increased from $(350,231) in the third quarter of 1994 to $1,301,112 in the third quarter of 1995. Net premiums earned for Ultimate Loss Insurance decreased from $2,252,585 in the third quarter of 1994 to $1,633,023 in the third quarter of 1995. The increase in premiums written for the nine months ended September 30, 1995 was the result of reductions in return premium and the decrease in net premiums earned related to reductions in unearned premium associated with the canceled policy and the elimination of continuation coverage on a second policy. See "OVERVIEW" above.

  Premiums written for the Bonded Service program increased from $2,336,733 in the first nine months of 1994 to $2,930,758 in the first nine months of 1995, while net premiums earned from the Bonded Service program increased from $1,898,726 in the first nine months of 1994 to $2,443,689 in the first nine months of 1995. Premiums written for the Bonded Service program decreased from $309,667 in the third quarter of 1994 to $291,859 in the third quarter of 1995, while net premiums earned from the Bonded Service program increased from $681,154 in the third quarter of 1994 to $780,528 in the third quarter of 1995. The increases in premiums written and net premiums earned on the Bonded Service program were primarily attributable to growth of the program. The decrease in premiums written in the third quarter of 1995 resulted from expedient billing procedures which accelerated the recognition of premiums written during the first half of 1995.

  Net Investment Income. Net investment income increased from $1,178,734 in the first nine months of 1994 to $1,211,372 in the first nine months of 1995 and increased from $363,109 in the third quarter of 1994 to $378,750 in the third quarter of 1995 as a result of higher returns on invested assets. The average yield on the investment portfolio increased from 5.6% at September 30, 1994 to 5.8% at September 30, 1995.

  Other Income. Other income increased from $35,025 in the first nine months of 1994 to $113,552 in the first nine months of 1995 and, increased from $12,256 in the third quarter of 1994 to $59,013 in the third quarter of 1995.

  Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $10,894,965 or 66.7% of net premiums earned during the first nine months of 1995 versus $11,351,486, or 59.0% of net premiums earned during the first nine months of 1994. Loss and loss adjustment expenses totaled $3,173,284, or 72.7% of net premiums earned during the third quarter of 1995 versus $4,228,897, or 60.2% of net premiums earned during the third quarter of 1994. Losses and loss adjustment expenses, as a percentage of net premiums earned, increased for the same period because net premiums earned increased at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses. This result reflected higher loss and loss adjustment experience, reductions in premium volume and marginal increases in premium rates.

  The absolute increase in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in the first nine months of 1995 which totaled $7,833,860 compared with $8,133,661 during the first nine months of 1994 and totaled $2,262,524 for the third quarter of 1995 compared with $2,908,435 during the third quarter of 1994. The losses and loss adjustment expenses for Ultimate Loss Insurance declined 7.2% from $2,850,027 in the first nine months of 1994 to $2,643,412 in the first nine months of 1995. Losses and loss adjustment expenses decreased from $1,233,662 in the third quarter of 1994 to $773,086 in the third quarter of 1995 due to decreases in loss and loss adjustment expense payments connected with two significant lending institutions. Losses and loss adjustment expenses for the Bonded Service Program increased from $26,937 in the first nine months in 1994 to $86,631 in the first nine months in 1995 primarily due to the increase of IBNR reserves. See Discontinued Products.

  Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense decreased 13.9% from $6,709,800 in the first nine months of 1994 to $5,775,701 in the first nine months of 1995 and decreased 30.2% from $2,330,604 in the third quarter of 1994 to $1,627,164 in the third quarter of 1995. Non-deferred commission expense decreased 9.2% and policy fees paid to its managing general agent in connection with administration of Automobile Physical Damage Insurance decreased 54.6%. Policy fees decreased from $1,803,140 in the first nine months of 1994 to $819,280 in the first nine months of 1995 and decreased from $737,010 in the third quarter of 1994 to $18,090 in the third quarter of 1995 due to discontinuance of the program. Legal expenses increased from $169,731 in the first nine months of 1994 to $414,318 in the first nine months of 1995 and decreased from $70,061 in the third quarter of 1994 to $56,233 in the third quarter of 1995 as a result of legal work related to a discontinued product and an Accusation. See Part II,
Item 1. Legal Proceedings. Operating expense also decreased as a result of reductions in bond amortization expenses, consulting and audit expense. Amortization of deferred policy acquisition costs decreased 21.5% from $575,614 in the first nine months of 1994 to $451,988 in the first nine months of 1995 and decreased from $205,783 in the third quarter of 1994 to $102,818 in the third quarter of 1995 due to discontinuance of the Automobile Physical Damage Program. Additionally, BCIS Services, Inc., a wholly-owned subsidiary of the Company ("BCIS Services"), incurred operating expenses of $428,872 in the first nine months of 1995 compared with $521,090 in the first nine months of 1994 and incurred operating expenses of $144,654 in the third quarter of 1995 compared with $176,803 in the third quarter of 1994.

  Interest Expense. Interest expense increased 16.8% from $290,288 in the first nine months of 1994 to $339,080 in the first nine months of 1995 and decreased 1.4% from $109,979 in the third quarter of 1994 to $108,452 in the third quarter of 1995. The increase in interest expense for the first nine months of 1995 was due to increases in the prime rate. The decrease during the third quarter of 1995, despite higher interest rates, was due to higher repayment levels on the Company's revolving credit line.

  Federal Income Taxes. Federal income taxes decreased from $384,203 in the first nine months of 1994 to $68,860 in the first nine months of 1995 due to lower pre-tax income primarily due to the recognition of higher losses and loss adjustment expenses in the first nine months of 1995 and a higher unearned premiums deduction.

  Statutory Combined Ratios. The change in the statutory combined ratio from 93.8% at September 30, 1994 to 112.5% at September 30, 1995 was attributable to a decrease in premiums written primarily associated with the discontinued sales of automobile physical damage insurance together with higher loss and loss adjustment expense experience. See Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries.

DISCONTINUED PRODUCTS

  In October 1994, the Company discontinued sales of Automobile Physical Damage insurance in Arizona which accounted for 2.2% of premiums written and 1.9% of premiums earned in 1994. The Company's managing General Agent withdrew from Arizona and discontinued sales. On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. Reinsurance will remain in force for all policies written by its managing general agent. In addition, on May 1, 1995 the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. On July 28, 1995, Ohio Indemnity entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California for a maximum period of three years. The Automobile Physical Damage Insurance program represented 44.0% of the Company's premiums written and 51.7% of the Company's premiums earned for the nine months ending September 30, 1995 versus 77.5% and 58.0%, respectively, for the nine months ended September 30, 1994. See Part II Item 1. Legal Proceedings.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is an insurance holding company whose principal asset is the stock of Ohio Indemnity. The Company is, and will continue to be, dependent on dividends from Ohio Indemnity to meet its liquidity requirements, including debt service obligations. The Company has a $10 million credit facility to fund working capital requirements.

Based on statutory limitations, the maximum amount of dividends that the Company would be able to receive in 1995 from Ohio Indemnity, absent regulatory consent, is $2,915,632.

  Ohio Indemnity derives its funds principally from premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash used in operating activities equalled $4,029,110 and $1,048,496 for the nine months ended September 30, 1995 and 1994, respectively. Net cash provided by financing activities was $447,813 and $324,063 for the nine months ended September 30, 1995 and 1994, respectively. Net cash provided by (used in) investing activities of the Company was $3,751,526 and $(829,073) for the nine months ended September 30, 1994 and 1995, respectively.

  BCIS Services derives its funds principally from claims administration fees which are sufficient to meet its operating obligations.

  The Company maintains a level of cash and liquid short-term investments which it believes will be adequate to meet anticipated payment obligations without being required to liquidate intermediate-term and long-term investments. Due to the nature of the risks the Company insures, losses and loss adjustment expenses emanating from its policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, the Company believes that it can estimate its cash needs to meet its loss and expense payment obligations.

  The Company's investments at September 30, 1995 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at September 30, 1995 amounted to $6,877,062, or 27.1% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $1,211,372 and $1,178,734 for the nine months ended September 30, 1995 and 1994, respectively and $378,750 and $363,109 for the quarter ended September 30, 1995 and 1994, respectively.

  As of September 30, 1995, 77.6% of the Company's total assets consisted of investment-grade fixed income securities, equity securities, short-term investments, other corporate securities and cash. The Company's total shareholders' equity increased from $9,464,629 at September 30, 1993 to $12,075,323 at September 30, 1994 to $13,336,058 at September 30, 1995,
representing a 40.9% increase over the three-year period. The increase in total shareholders' equity has strengthened the Company's capital position.

  As of September 30, 1995, the Company had a $10.0 million revolving line of credit with an outstanding balance of $6,316,132. The credit facility has a maturity date of May 1, 1999 and bears interest at the bank's prime rate (8.75 per annum at September 30, 1995).

  All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses.

  Under applicable insurance statutes and regulations, Ohio Indemnity is required to maintain prescribed amounts of capital and surplus as well as statutory deposits with the appropriate insurance authorities. Ohio Indemnity is in compliance with all applicable statutory capital and surplus requirements. Ohio Indemnity's investments consist only of permitted investments under Ohio insurance laws.

INFLATION

  Although the cumulative effects of inflation on insurance operations cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance and Automobile Physical Damage Insurance. Despite relatively low inflation during the first nine months of 1995, the Company believes that the effect of inflation is insignificant to its insurance operations.

TRENDS

  Management does not know of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on the Company's liquidity, capital resources or results of operations.

  The Company's results of operations have varied from quarter to quarter principally because of fluctuations in underwriting results. The Company's experience indicates that more loans for automobile purchases are financed during summer months due to seasonal consumer buying habits. The Company expects that such quarterly fluctuations may lessen as a result of the discontinuance of the California Automobile Physical Damage Insurance Program, although there can be no assurance that this will occur.

INSURANCE REGULATORY MATTERS

  On August 9, 1994, the Ohio Department of Insurance issued its triennial examination report on Ohio Indemnity as of December 31, 1993. The examiners reported that the financial statements set forth in the report reflected the financial condition of Ohio Indemnity. Management is not aware of any recommendations by regulatory authorities which would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or results of operations.

  The National Assocaition of Insurance Commissioners ("NAIC") has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. This formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on the Company's analysis, it appears that the Company's total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. The Risk Based Capital provisions have not yet been enacted into the Ohio Revised Code.

RESERVES

  The amount of incurred losses and loss adjustment expenses is dependent upon a number of factors, including claims frequency and severity, and the nature and types of losses incurred and the number of policies written. These factors may fluctuate from year to year, and do not necessarily bear any relationship to the amount of premiums written or earned.

  As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating IBNR claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet claims obligations of the Company. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in the Company's results of operations. The Company's independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 1994, were reasonable.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

  The Company is routinely a party to litigation incidental to its business, as well as to other nonmaterial litigation. Management believes that no individual item of litigation, or group of similar items of litigation, including the matters referred to below, is likely to result in judgements that will have a material adverse effect on the financial condition of the Company.

  On or about November 16, 1994, the California Department of Insurance (the "Department") served an Order to Show Cause and Statement of Charges/Accusation (the "Accusation") on Ohio Indemnity, alleging that Ohio Indemnity had engaged in unfair methods of competition of unfair or deceptive acts or practices in violation of California laws in connection with the processing of automobile insurance claims filed by certain of Ohio Indemnity's insureds. Multiple statutory violations were stated with respect to each cited claim and insured, which, when combined with the maximum penalty provided for each alleged violation under the California statutes, resulted in a prayer by the Department of penalties aggregating $4,227,000 and either suspension of Ohio Indemnity's certificate of authority for a period not exceeding one year or a fine in the amount of $55,000 in lieu of suspension.

  On July 28, 1995, Ohio Indemnity entered into a Stipulation and Waiver with the Department and the Department issued a Stipulated Order resolving the Accusation and any other regulatory investigations, actions or proceedings which could be based on acts or omissions of Ohio Indemnity occurring before the date of the Stipulation and Waiver. There was no finding by the Department in the Stipulated Order that the allegations contained in the Accusation were true and Ohio Indemnity neither admitted nor denied the assertions in the Allegation. Under the terms of the Stipulated Order, Ohio Indemnity will not write or renew private passenger personal lines in automobile physical damage insurance in California, provided that Ohio Indemnity may reenter the California private passenger personal automobile insurance market after two years with the Department's approval. In addition, Ohio Indemnity paid an administrative fee of $50,000 to the Department and contributed $275,000 to a fund to be administered by the Department to resolve policyholder complaints based on claims-handling practices described in the Accusation or arising out of other acts or omissions of Ohio Indemnity which may be alleged to have occurred prior to July 28, 1995. Finally, while Ohio Indemnity neither admitted nor denied the assertions in the Allegation, it agreed that it would not engage in certain claims-handling practices relating to its California private passenger personal lines of insurance as described in the Stipulation and Waiver.

  On November 2, 1994 the James L. Miniter Agency, Inc. ("Agent") filed a lawsuit against Ohio Indemnity alleging that Ohio Indemnity interfered with Agent's broker relationship with a policyholder. The Agent's complaint also alleged that Ohio Indemnity violated Massachusetts Unfair Trade Practices Act which provides for the trebling of damages in some select circumstances. The case is presently pending in the United States District Court for the District of Massachusetts. On February 16, 1995 the Agent made a demand for $5 million (its purported compensatory damages trebled), an amount Ohio Indemnity believes to be unsupported by the facts or law involved in this matter. On June 2, 1995 Ohio Indemnity filed a motion for summary judgement seeking to have Agent's lawsuit dismissed. That motion is presently pending. Should Ohio Indemnity's motion not be granted, Ohio Indemnity is confident that it will nonetheless prevail in this action.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
    (a)  Exhibits
         --------
         Item 27  Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.





                     (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BANCINSURANCE CORPORATION
                                      -------------------------
                                               (Company)





Date:  November 3, 1995            By:           Si Sokol
     -------------------              -----------------------------------------
                                                 Si Sokol
                                   Chairman of Board of Directors and President
                                         (Principal Executive Officer)




Date:  November 3, 1995            By:          Sally Cress
     -------------------              -----------------------------------------
                                                Sally Cress
                                            Treasurer, Secretary,
                                           Chief Financial Officer
                                            and Chief Accounting
                                                   Officer
                                        (Principal Accounting Officer)