Form 10-K405
period 1995-12-31
BANCINSURANCE CORP
filed 1996-03-18
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                           0-8738
            December 31, 1995                      Commission File Number

                            BANCINSURANCE CORPORATION
             (Exact name of registrant as specified in its charter)

               Ohio                                     31-0790882
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  20 East Broad Street, Columbus, Ohio                          43215
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code           (614) 228-2800


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on
         Title of Each Class                       Which Registered

               NONE                                       NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X     NO
                                               ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the closing price reported on the Nasdaq National Market on February 16, 1996, the aggregate market value of the Common Stock of Registrant held by non-affiliates on that date was $6,326,232.

As of February 16, 1996, the Registrant had 5,806,549 Common Shares, without par value, outstanding.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 1995 FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             Page

                                     PART I

Item 1.         Business................................................................................        3
Item 2.         Properties..............................................................................       15
Item 3.         Legal Proceedings.......................................................................       15
Item 4.         Submission of Matters to a Vote of Security Holders.....................................       16

                                     PART II

Item 5.         Market for the Company's Common Stock and Related
                    Security Holder Matters.............................................................       17
Item 6.         Selected Consolidated Financial Data....................................................       18
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................       19
Item 8.         Consolidated Financial Statements and Supplementary Data................................       29
Item 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................................................       50

                                    PART III

Item 10.        Directors and Executive Officers of the Company.........................................       51
Item 11.        Executive Compensation..................................................................       52
Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management..........................................................................       56
Item 13.        Certain Relationships and Related Transactions..........................................       57

                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K............................................................................       57

                                     Part I

Item 1.  Business

GENERAL

The Company is an Ohio insurance holding company engaged primarily in the underwriting of specialized and niche insurance products and related services through its wholly-owned insurance subsidiary, Ohio Indemnity Company ("Subsidiary" or "Ohio Indemnity"). Ohio Indemnity is licensed to transact business in 44 states and the District of Columbia and on a surplus lines basis in Texas. During 1993, BCIS Services, Inc. ("BCIS Services") was incorporated in Ohio as a wholly-owned subsidiary of the Company. BCIS Services is a non-risk bearing provider of workers' compensation administration and cost control services to employers who self-insure workers' compensation coverage.

PRODUCTS

Most of the Company's net premiums written and premiums earned are derived from three distinct lines of specialized and niche insurance products and related services:

Ultimate Loss Insurance. Ultimate Loss Insurance, a form of physical damage blanket single interest insurance, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. Ultimate Loss Insurance insures such institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. The standard policy covers physical damage to the collateral, not to exceed the lesser of the collateral's fair market value or the outstanding loan balance. This blanket single interest policy is generally written to cover the lending institution's complete portfolio of collateralized personal property loans, which consist primarily of automobile loans. The Company offers supplemental coverages, at additional premium cost, for losses due to unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender's collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral.

Since its inception in 1956, the Company has gradually expanded coverage of the program from traditional lenders such as banks, savings and loans and credit unions to nontraditional lenders, such as automobile dealers and finance companies. During 1995, the Company provided Ultimate Loss Insurance coverage to approximately 400 lending institutions. Ultimate Loss Insurance was written in 28 states and represented 39.0% and 15.1% of the Company's premiums written and 34.5% and 30.2% of the Company's premiums earned, respectively, in 1995 and 1994.

The premiums charged for Ultimate Loss Insurance reflect claims experience, loan volumes and general market conditions.

Historically, the Company has had a low cancellation rate among customers of Ultimate Loss Insurance, averaging less than 10.0% of customers per year over the last three years. As of July 31, 1994, there were changes in the policies of two significant lending institution customers in the Ultimate Loss Insurance program. The first lending institution's policy was canceled and the second lending institution's policy was restructured to eliminate continuation coverage.

Bonded Service Program. Bonded Service is a program in which the Company participates by bonding specific unemployment insurance servicing commitments by a cost containment service firm. The unemployment compensation laws of each state generally permit not-for-profit organizations, school districts and political subdivisions to opt out of the state sponsored unemployment compensation insurance system and, instead, elect to reimburse the state for unemployment compensation claims paid by the state on their behalf. Although the reimbursing employer can usually realize certain cost advantages through this reimbursement method, it also assumes the risk of unexpected, unbudgeted unemployment claims. The Bonded Service program provides the risk mechanism to limit the impact of such unexpected claims costs. The cost containment service firm operates under a service contract with the reimbursing employer by which the cost containment service firm assures that the employer will satisfy his obligations to the state as a reimburser. From the Bonded Service fees charged by the cost containment service firm, an aggregate loss fund account is maintained from which losses in excess of expected charges are paid up to the bond limit. The Company controls the Bonded Service participation process.

The Company has participated in the Bonded Service program since 1989. In 1992, the Company agreed to write a similar type bond covering groups of smaller not-for-profit entities which could realize the cost benefits of being reimbursers but could not do so on a stand-alone basis. As of December 31, 1995, the Company services five (5) such groups. The Bonded Service program represented 23.4% of the Company's premiums written and 16.6% of the Company's premiums earned in 1995 versus 7.5% and 10.4% respectively in 1994. The Bonded Service program has participants in 23 states.

The cost containment service firm's charge to the participating employer is based primarily upon historical claims experience, general economic conditions and other factors specific to the employer. The bond premium paid to the Company is calculated as a percentage of that charge. Subscribers to the Bonded Service program enroll for a term ranging from one to two years and the Company's surety bond extends for the duration of the term. The Bonded Service program fees applicable to any renewal term are adjusted based upon the subscriber's historical claims experience, the subscriber's announced business plans with respect to significant planned changes in employment, stability of the subscriber's source of funding and general economic conditions. Since 1989, annual renewals have averaged 95%.

Some states require that reimbursing employers post a bond as security for the performance of their reimbursing obligations. On limited occasions, the Company has provided this mandated bond on behalf of employers enrolled in the Bonded Service program for which it assesses a separate premium charge. The Company's obligations under such bonds may not, in every case, cease upon termination of an employer's participation in the Bonded Service program. The financial statements include reserves for losses on such programs for benefits paid. Such reserves were $500,000 and $345,000 at December 31, 1994 and 1995, respectively.

Automobile Physical Damage Insurance. Automobile Physical Damage Insurance is designed for the nonstandard automobile insurance market, consisting mostly of inexperienced drivers, drivers with poor driving records or claims experience, or drivers who otherwise do not qualify for the standard market. These drivers are normally charged higher premium rates than drivers considered to be standard or preferred risks. The Company marketed its Automobile Physical Damage Insurance through a general agent who in turn marketed the program through over 600 independent brokers located throughout California. The Company offered Automobile Physical Damage Insurance from June 1992 to August 1995 to California residents and from January 1993 to October 1994 to Arizona residents. The Company does not currently offer Automobile Physical Damage Insurance in any jurisdiction. To control its loss exposure, the Company ceded 50% of the premiums written to, and recovered 50% of the paid loss and loss adjustment expense from, Swiss Reinsurance America Corporation (formerly known as North American Reinsurance Corporation). The Automobile Physical Damage Insurance represented 37.6% of the Company's premiums written and 48.1% of the Company's premiums earned in 1995 versus 77.3% and 58.1%, respectively, in 1994.

The Company's Automobile Physical Damage Insurance does not provide bodily injury or property damage liability, medical coverage or uninsured motorist insurance. The rates for Automobile Physical Damage Insurance in California were based on the applicant's driving record and experience, deductible selected, year of insured automobile and value and annual driving mileage. The Company did not insure certain makes and models of automobiles, such as vehicles valued at more than $40,000 and exotic, antique or high performance vehicles.

The Company's California Automobile Physical Damage Insurance policy, in addition to other exclusions, did not cover loss to any driver or vehicle unless named in the policy (or any endorsement thereto). California law limits the exclusions that can be made in an Automobile Physical Damage Insurance policy and the use of certain underwriting criteria, which limits are incorporated in the premium determination factors applicable to the California policies. Generally, the Company managed its risk exposure by imposing permitted premium surcharges on drivers with poor driving records and excluding from coverage other risks such as automobiles with a value in excess of $40,000.

On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. Reinsurance will remain in force for all policies written by its managing general agent. In addition, on May 1, 1995, the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. On July 28, 1995, Ohio Indemnity entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California for a maximum period of three years. See Discontinued Products.

In Arizona, the rates for Automobile Physical Damage Insurance were determined by the applicant's age, marital status and residence, in addition to the other premium determination factors of driving record, deductible selected, and value and year of insured automobile. The Company did not insure certain makes and models of automobiles, such as vehicles valued at more than $30,000 and exotic, antique or high performance vehicles. The Arizona policy, in addition to other exclusions, did not pay for losses to any automobile not named in the policy (or endorsement thereto) or incurred by any driver under age 25 or members of a household not named in the policy. In October 1994, the Company discontinued sales of Automobile Physical Damage Insurance in Arizona.

BCIS Services, Inc. BCIS Services is a third party administrator (TPA) specializing in managing workers' compensation obligations assumed by employers who self-insure this coverage. The contract defines specific servicing responsibilities for which the client pays agreed upon fees during the duration of such contract which normally covers one to three years. BCIS Services was formed in February 1993 and began marketing its programs in July 1993. BCIS Services does not engage in the business of underwriting or insuring risks of loss.

BCIS Services assists the client in controlling factors that impact containment of workplace disability costs from risk control to coordinated managed care. BCIS Services is postured to provide independent claims administration involving other casualty insurance exposures on a multi-state basis. Independent resources are engaged to provide specialized control functions as circumstances dictate. During 1995, the Company provided cost control services to three employers in California which generated revenues of $533,354 in 1995.

BCIS Services operated in California only during 1993, 1994 and 1995. There can be no assurance that this operation will be commercially successful or profitable.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Summary. The following table sets forth the Company's net premiums written and premiums earned by line of business and the percent of total net premiums written and premiums earned, respectively, such line of business represents for the years indicated.

                                                                      Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                              1995                            1994                        1993
                                      ----------------------        ----------------------        ---------------------
PREMIUMS WRITTEN:

   Ultimate Loss
      Insurance                       $ 5,479,857      39.0%        $ 5,378,178      15.1%         $ 8,809,547     23.9%
   Bonded Service
      program                           3,285,708      23.4%          2,675,532       7.5%           1,336,473      3.6%
   Automobile Physical
      Damage Insurance                  5,272,700      37.6%         27,537,712      77.3%          26,249,514     71.2%
   Miscellaneous
      product lines                           580       0.0%             38,377       0.1%             488,562      1.3%
                                      -----------     -----         -----------     -----          -----------    -----
   Total net premiums
      written                         $14,038,845     100.0%        $35,629,799     100.0%         $36,884,096    100.0%
                                      ===========     =====         ===========     =====          ===========    =====

PREMIUMS EARNED:
   Ultimate Loss
      Insurance                       $ 6,817,904      34.5%        $ 7,717,291      30.2%         $ 7,289,015     36.8%
   Bonded Service
      program                           3,293,325      16.6%          2,664,525      10.4%           1,329,361      6.7%
   Automobile Physical
      Damage Insurance                  9,507,516      48.1%         14,835,119      58.1%          10,925,091     55.2%
   Miscellaneous
      product lines                       164,562       0.8%            318,889       1.3%             244,391      1.3%
                                      -----------     -----         -----------     -----          -----------    -----
   Total premiums
      earned                          $19,783,307     100.0%        $25,535,824     100.0%         $19,787,858    100.0%
                                      ===========     =====         ===========     =====          ===========    =====


BUSINESS STRATEGY

The Company's business strategy is to maximize underwriting profits through the identification and exploitation of niche markets and products. The Company's primary focus is on increasing net earnings rather than gross written premiums. The Company's business strategy emphasizes the development and marketing of specialized and niche insurance products and related services where the policies written generally do not include "long-tail" liability coverages (insurance coverages with relatively long loss payment exposure), allow for frequent underwriting review, and are characterized by relatively short loss recognition and settlement periods. The Company pursues a conservative investment strategy by investing principally in investment-grade fixed income securities and avoiding real estate investments.

The Company concentrates on underwriting specialized lines of business where it can utilize its underwriting and claims management expertise to generate underwriting profits superior to property/casualty industry results. To achieve these goals:

- The Company offers specialized insurance coverages with relatively short loss payment patterns ("short tail" insurance coverages). The risk characteristics of short tail insurance coverages allow the Company to exercise more control over its underwriting and claims administration.

- Management maintains strict risk selection and underwriting discipline by accepting only those risks which it believes will generate underwriting profits, even when market conditions foster extreme pricing competition.

- The Company emphasizes responsive and consistent service to its customers, general agents and independent brokers regardless of market or competitive pressures. The Company's high service standards insure that customers are provided with quick responses to policy application, timely policy issuance, rapid claims administration and quality service.

- The Company maintains tight control over underwriting expenses by marketing products which do not require extensive claims investigation and administration, by selling directly to its customers, where appropriate, and by forging strong relationships with selected agents which have assumed many of the marketing and administrative responsibilities for the Company's products. In the case of the Bonded Service program in which the Company participates, the cost containment service firm performs most of the marketing and administrative responsibilities.

- The Company manages its loss exposure through the selective use of reinsurance, generally in connection with the introduction of new products.

BUSINESS EXPANSION AND PRODUCT DEVELOPMENT

The Company continually searches for new specialty insurance product opportunities and engages in the test-marketing of certain products. The Company's experience has been to promptly discontinue any product which it believes will not achieve expected underwriting profits or will hamper its ability to underwrite other more profitable products.

COMPETITION

With respect to Ultimate Loss Insurance, the Company competes with "forced-placement" insurance and other providers of physical damage blanket single interest insurance. Forced-placement coverage is an alternative to physical damage blanket single interest insurance in that the provider arranges with a lending institution to insure, without the borrower's consent, uninsured or underinsured collateral pledged by the borrower to the lender. The Company believes its Ultimate Loss Insurance is a superior product to forced-placement insurance. Under forced-placement insurance, an individual policy is written for the lending institution's customer without the customer's consent and the premiums are paid directly by the customer through an increase in the customer's outstanding loan balance. The propriety of forced-placement coverage has recently been challenged in a number of class action suits against providers of forced-placement insurance.

Competition for the Bonded Service program is provided indirectly by insurers who have designed coverages for reimbursing employers with loss limitation features similar in concept to the Bonded Service program. The Company believes that the Bonded Service program has cost savings and other features which enable the program to compete effectively against providers of loss limitation coverages. The cost containment service firm, on whom the Company relies for growth in bond fees, competes with other cost containment service firm's for cost containment service contracts with not-for-profit organizations, some of which may require loss limitation coverages.

With respect to the Automobile Physical Damage Insurance sold by the Company in California, the Company competed against approximately eleven admitted insurers, three of which have an A.M. Best Company ("Best") rating of A (Excellent) or better, and an indeterminate number of nonadmitted insurers. In Arizona, the Company competed against approximately six admitted insurers, three of which have a Best rating of A (Excellent) or better, and an indeterminate number of nonadmitted insurers.

Concerning BCIS Services, competition includes any brokers, agents, insurance companies or consultants which provide administrative services to their clients. The major competitors are TPA's, most of which operate on a regional basis. There are approximately 51 TPA's in California that specialize in serving employers who self-insure workers' compensation.

There can be no assurance that the Company will not face additional competition in its markets from new or existing competitors.

CLAIMS MANAGEMENT AND ADMINISTRATION

In accordance with its emphasis on underwriting profitability, the Company is actively and directly involved in claims management. The Company, either directly or through independent adjusters, investigates reported incidents promptly, monitors developments in the claims process, and generally services agents and insureds throughout the claims process. The Company relies on its experienced management staff to effectively manage the processing and administration of claims. Wherever possible, the Company exercises such salvage and subrogation rights as may be provided by applicable law or contract.

UNDERWRITING

Management believes that the Company's specialized insurance products can be profitably underwritten based on the Company's knowledge of its specific target markets, its ability to select, underwrite and price risks, and its ability to mitigate loss exposures through superior claims administration. The Company continually monitors its underwriting approach and makes modifications as appropriate to accommodate changing market conditions. The Company provides its agents with, and requires strict adherence to, underwriting guidelines with respect to its insurance products. The Company works closely with its cost containment service firm in underwriting individual applications under the Bonded Service program.

RESERVES

The Company is directly liable for loss and loss adjustment expense payments under the terms of insurance policies that it writes. The Company operates under insurance laws and regulations that require the Company to maintain reserves for the payment of losses and loss adjustment expenses with respect to both reported and incurred but not reported ("IBNR") claims under insurance policies issued by the Company. Historically, the Company has had a short lag time between the occurrence of a loss and the reporting of a loss because of the nature of the coverages it provides and the fact that the Company's policies limit the amount of time that a policyholder can delay in reporting a loss following its occurrence. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

When a claim involving a probable loss is reported, the Company establishes a reserve for the estimated amount of the Company's ultimate loss and loss adjustment expense payments ("case reserves"). The estimate reflects a judgment based on established reserving practices and the experience and knowledge of the Company's management regarding the nature and value of the claim as well as the estimated expenses of settling the claim, including legal and other fees, and general expenses of administering the claims adjustment process. Management also establishes reserves on an aggregate basis to provide for IBNR losses as well as future developments on losses reported to the Company. Case and IBNR reserves for Automobile Physical Damage Insurance were determined by management with the assistance of the Company's consulting actuary and by reference to California and Arizona industry experiences. The amount of the Company's incurred losses in a given period is determined by adding losses and loss adjustment expenses paid during the period to case loss and loss adjustment expense reserves and IBNR reserves (collectively, "loss reserves") at the end of the period, then subtracting loss reserves existing at the beginning of the period.

As part of the reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available and is reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. To verify the adequacy of its reserves, the Company engages an independent consulting actuary to perform annual ultimate loss reserve analyses.

The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and loss adjustment expenses for the years indicated.

                                                                                        Year Ended December 31,
                                                                            ---------------------------------------------
                                                                             1995                1994               1993
                                                                            ------              ------             ------
                                                                                            (In thousands)
Reserves for losses and loss adjustment
   expenses at beginning of year                                            $4,517              $4,877              $3,180
   Less reinsurance recoverables                                             1,328               1,230                 678
                                                                            ------              ------              ------

Net balance at January 1                                                     3,189               3,647               2,502
                                                                            ------              ------              ------
Incurred losses and loss adjustment expenses:
   Provision for insured events of the
      current year                                                          12,513              15,036              12,340
   Increase (decrease) in provision for
      insured events of prior years                                            247                 529              (1,421)
                                                                            ------              ------              ------
Total incurred losses and loss adjustment
   expenses                                                                 12,760              15,565              10,919
                                                                            ------              ------              ------
Payments:
   Losses and loss adjustment expenses
      attributable to insured events of
      the current year                                                      10,659              12,188               8,870
   Losses and loss adjustment expenses
      attributable to insured events of
      prior years                                                            3,577               3,835                 904
                                                                            ------              ------              ------
Total payments                                                              14,236              16,023               9,774
                                                                            ------              ------              ------
Net balance at December 31                                                   1,713               3,189               3,647
   Plus reinsurance recoverables                                               529               1,328               1,230
                                                                            ------              ------              ------
Balance at December 31                                                      $2,242              $4,517              $4,877
                                                                            ======              ======              ======

As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and loss adjustment expenses increased by $247,000 in 1995 because of higher-than-anticipated losses and related legal expenses in connection with a discontinued product, and increased by $529,000 in 1994 because of higher-than-anticipated losses from the Automobile Insurance business. The provision for unpaid losses and loss adjustment expenses decreased by $1,421,000 in 1993 because of lower-than-anticipated losses from the Surety and Ultimate Loss Insurance business. See Part II Item 7. Discontinued Products.

REINSURANCE

To limit its insurance underwriting exposure on Automobile Physical Damage Insurance, the Company entered into a reinsurance agreement with Swiss Reinsurance America Corporation (formerly known as North American Reinsurance Corporation) in 1992. Under the reinsurance agreement applicable to Automobile Physical Damage insurance policies, 50% of the premiums written are ceded to, and 50% of the paid losses and loss adjustment expenses are recovered from, Swiss Reinsurance America Corporation. During 1995, the Company ceded $8,550,443 of premiums written to, and recovered $528,726 in reserves for unpaid losses and loss adjustment expenses from, Swiss Reinsurance America Corporation.

On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. Reinsurance will remain in force for all policies written by its managing general agent.

The ceding of liability to a reinsurer does not legally discharge the ceding insurer from its primary liability for the full amount of the policies on which it obtains reinsurance, and the ceding insurer will be required to pay the entire loss if the assuming reinsurer fails to meet its obligations under the reinsurance agreement.

In selecting Swiss Reinsurance America Corporation, the Company considered several factors, the most important of which was the financial stability of the reinsurer. Swiss Reinsurance America Corporation has a Best rating of A (Excellent). In an effort to minimize its exposure to the insolvency of its reinsurer, the Company carefully monitors the financial condition of Swiss Reinsurance America Corporation. The Company expects to collect the reinsurance recoverables due it from Swiss Reinsurance America Corporation.

The Company regularly assesses its reinsurance needs and from time to time seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, commutations, modifications in premium rates, changes in reinsurers and other matters.

The Company does not carry catastrophe reinsurance coverages. Catastrophe reinsurance applies where specific events produce losses. The Company does not believe that its catastrophe exposure is substantial enough to justify the need for, or the cost of, catastrophe reinsurance.

OPERATING DATA

The following ratios are frequently used in evaluating operating performance in the insurance industry.

                                                                   Year Ended December 31,                        Average
                                               -----------------------------------------------------------        -------
                                                1995          1994         1993          1992         1991        1991-95
                                               -----         -----        -----         -----        -----        -------
THE SUBSIDIARY:
  Selected Statutory Data:
      Loss ratio                                64.5%         61.9%        55.6%         47.5%        47.7%         55.4%
      Expense ratio                             48.8%         33.8%        25.0%         20.2%        24.5%         30.5%
                                               -----         -----        -----         -----        -----         -----
      Combined ratio                           113.3%         95.7%        80.6%         67.7%        72.2%         85.9%
                                               =====         =====        =====         =====        =====         =====

  Selected GAAP Data:
      Loss ratio                                64.5%         61.0%        55.2%         47.5%        50.3%         55.7%
      Expense ratio                             52.2%         34.4%        24.7%         19.2%        25.4%         31.2%
                                               -----         -----        -----         -----        -----         -----
      Combined ratio                           116.7%         95.4%        79.9%         66.7%        75.7%         86.9%
                                               =====         =====        =====         =====        =====         =====
PROPERTY/CASUALTY
  INSURANCE INDUSTRY(1):
      Loss ratio                                 -            81.1%        79.5%         88.1%        81.1%         82.4%
      Expense ratio                              -            26.0%        26.2%         26.4%        26.4%         26.3%
                                               -----         -----        -----         -----        -----         -----
      Combined ratio(2)                          -           107.1%       105.7%        114.5%       107.5%        108.7%
                                               =====         =====        =====         =====        =====         =====


(1)Source: Best's Aggregates & Averages, Property/Casualty (1994 edition). The 1995 ratios as calculated by Best on a statutory accounting practices ("SAP") basis are not yet available. The Company's mix of business is significantly different than the aggregate property/casualty industry. Best does not currently provide specialty line ratio information that would permit peer group comparison to the Company's specialty lines, however, specialty lines generally have lower combined ratios than the industry as a whole.

(2)Combined ratios as presented do not include the effects of policyholder dividends.

Combined Ratios. The statutory combined ratio, which reflects underwriting results but not investment income, is a traditional measure of underwriting performance of a property/casualty insurer. The Subsidiary's combined ratios were significantly below the property/casualty industry's average for the years indicated, although there can be no assurance that this trend will continue.

Loss and Expense Ratios. Management has pursued a strategy of establishing the Subsidiary as a low-cost provider of specialized and niche insurance products while maintaining a commitment to provide superior service to both agents and insureds. This has been accomplished primarily through management's strong control over expenses. Management believes that significant competitive advantages exist in soft market conditions as a result of this strategy of cost control because the Subsidiary is able to lower premiums while remaining profitable.

During the past five years, the Subsidiary experienced some increases in its expense ratio because expenses associated with the introduction of new product lines, primarily the Automobile Physical Damage and the Bonded Service programs, initially exceeded the rate of premium growth associated with these products. The Subsidiary's loss ratio decreased during the 1992 and 1993 because the growth in net premiums written significantly exceeded the incremental growth in losses and loss adjustment expenses. During 1992, the Company commenced writing Automobile Physical Damage Insurance (see - "Business-Products"). This product experienced a higher loss ratio than the Company's other products. Thus, as the percentage of business in the Automobile Physical Damage Insurance product increased, the Company's loss ratio increased. Management believes the discontinuance of the Automobile Physical Damage program should improve the loss ratio over the long-term, however, there can be no assurance that this will occur.

Premium to Surplus Ratios. The following table shows, for the periods indicated, the Subsidiary's ratio of net premiums written to statutory surplus.

                                                                               Year Ended December 31,
                                                                      -----------------------------------------
                                                                        1995             1994            1993
                                                                      --------         --------        --------
                                                                                (Dollars in thousands)
THE SUBSIDIARY:
     Net premiums written                                              $11,966          $23,450         $25,158
     Surplus                                                            17,564           15,353          13,077
     Net premiums written to surplus ratio                              0.68/1           1.53/1          1.92/1

PROPERTY/CASUALTY INSURANCE INDUSTRY(1):
     Net premiums written to surplus ratio                                -              1.30/1          1.31/1

(1)Source: Best's Aggregates & Averages, Property/Casualty (1994 edition). The 1995 ratio as calculated by Best on a SAP basis is not yet available.

While there is no statutory requirement that establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that this ratio should be no greater than 3 to 1. The Subsidiary maintains a net premiums written to surplus ratio lower than the NAIC guidelines. The Company has the ability to significantly increase net premiums written given its existing surplus and still be in compliance with NAIC guidelines.

INVESTMENTS

The Company's investments consist of those investments permitted by Ohio insurance laws. The Company's overall investment policy is determined by the Company's Board of Directors and is reviewed periodically. The Company focuses on maintaining a conservatively managed investment-grade portfolio. The Company does not have any investments in real estate.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

The table below shows the classifications of the Company's investments at December 31, 1995.

                                                                 Estimated fair        Carrying       Percent of
                                                                   value (1)          value (2)       total (3)
                                                                 --------------       ----------      ---------
   Held to maturity:                                                               (In thousands)
      Fixed maturities:
         U.S. Government and government
            agencies and authorities                                 $     810         $    798             3.4%
         State, municipalities and
            political subdivisions                                       2,630            2,510            10.7%
         All other corporate securities                                     50               50              .2%
      Redeemable preferred stock                                           900              900             3.9%
   Available for sale:
      Fixed maturities:
         State, municipalities and
            political subdivisions                                   $   9,489         $  9,489            40.6%
         All other corporate securities                                     75               75              .3%
               Total fixed maturities and
                 redeemable preferred stock                             13,954           13,822            59.1%
      Equity investments:
         Common stock                                                      479              479             2.0%
         Nonredeemable preferred stock                                   2,986            2,986            12.8%
               Total equity investments                                  3,465            3,465            14.8%
   Short-term investments                                                6,101            6,101            26.1%
               Total investments                                     $  23,520         $ 23,388           100.0%


(1) The Company obtains year end fair value information primarily from NAIC's Annual Securities Valuation Manual. Market values are also obtained on a monthly basis from financial market data systems and broker quotes.

(2) Carrying values for available for sale fixed maturities are at fair value, carrying value for held to maturity fixed maturities, including bonds and preferred stocks with mandatory redemption features, are at amortized cost and carrying values for available for sale equity securities, including common stocks and preferred stocks without mandatory redemption features are at fair value.

(3)   Percentages are based on carrying value.

The Company concentrates its investments in obligations of states, municipalities and political subdivisions. Most of the interest income from these investments is exempt from federal income tax. The interest rates on these securities are normally lower than rates on comparable taxable securities but the securities may have equivalent or higher yields on an after-tax basis. As the Company's fixed income securities mature, there can be no assurance that the Company will be able to reinvest in securities with comparable yields.

The Company's fixed income securities portfolio principally consists of intermediate-term securities. The Company has the ability and intent to hold these securities to maturity or put date. As of December 31, 1995, the average maturity date of the Company's fixed income securities was 4.7 years. The maturity distribution of the Company's fixed income securities and short-term investments as of December 31, 1995 is set forth below. The Company also maintains a portion of its investments in short-term instruments in order to pay claims on the Company's policies without being obligated to liquidate intermediate-term and long-term investments.

                                                               Held to Maturity                         Available for Sale
                                                                  Amount (1)                                 Amount (1)
                                                               ----------------                         -------------------
Fixed maturities:
   One year or less                                                  $   603,676                               $    647,288
   One year to five years                                              2,303,342                                  1,958,188
   Five years to ten years                                               300,676                                  6,487,210
   More than ten years                                                   100,435                                    130,000
                                                                     -----------                               ------------
                                                                       3,308,129                                  9,222,686
                                                                     -----------                               ------------
Short-term investments, one year or less                                    -                                     6,101,495
Redeemable preferred stock                                               900,000                                       -
Other debt securities                                                     50,000                                       -
                                                                     -----------                               ------------
Total fixed income securities and
   short-term investments                                            $ 4,258,129                               $ 15,324,181
                                                                     ===========                               ============

(1)   Amounts are amortized cost.

The following table describes the Company's income earned and the yields on investments for each of the years ended December 31:

                                                                         1995           1994             1993
                                                                        ------         ------           -----
                                                                               (Dollars in thousands)
         Net investment income                                          $1,485         $1,738           $1,613
         Average yield on total investments(1)                             5.8%           5.6%             6.1%

-------------
(1) Calculated on the mean of total investments as of the first day of each calendar month. Investment income does not include net realized gain
         (loss) on investments or provision for income taxes or unallocated investment expenses.

The table below contains additional information concerning the investment ratings of the Company's investment portfolio at December 31, 1995:

                                                                   Held to maturity                 Available for sale
                                                                   ----------------                 ------------------
   Ratings of Investments                                                 Carrying                           Carrying
    (Moody's S&P) (1)                                                    Amount (2)                         Amount (2)
                                                                         ----------                         ----------
                                                                                   (Dollars in thousands)
   Government and agencies                                               $      798                         $    -
   Aaa/AAA                                                                    1,705                             4,500
   Aa/AA                                                                        404                             2,563
   A/A                                                                          401                             2,085
   Baa/BBB                                                                     -                                 -
                                                                         ----------                         ---------
   Total Baa/BBB or Better                                                    3,308                             9,148
                                                                         ----------                         ---------
   Ba/BB and Below                                                             -                                  288
                                                                         ----------                         ---------
   Nonrated fixed income
       securities                                                                50                               128
                                                                         ----------                         ---------
   Total fixed income securities                                              3,358                             9,564
                                                                         ----------                         ---------
   Short-term investments                                                      -                                6,101
                                                                         ----------                         ---------
   Redeemable preferred stock                                                   900                              -
                                                                         ----------                         ---------
   Equity securities                                                           -                                3,465
                                                                         ----------                         ---------
   Total investments                                                     $    4,258                         $  19,130
                                                                         ==========                         =========

---------------
(1) The ratings set forth above are based on the ratings, if any, assigned by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P"). If Moody's or S&P ratings were unavailable, the equivalent ratings supplied by NAIC were used where available.

(2) Carrying values for available for sale fixed maturities are at fair value, carrying value for held to maturity fixed maturities, including bonds and preferred stocks with mandatory redemption features, are at amortized cost and carrying values for available for sale equity securities, including common stocks and preferred stocks without mandatory redemption features are at fair value.

REGULATION

   Insurance Company Regulation

The Subsidiary, as an Ohio property/casualty insurance company, is subject to the primary regulatory supervision of the Ohio Department of Insurance. In addition, the Subsidiary is subject to regulation in each jurisdiction in which it is licensed to write insurance. In general, such regulation is designed to protect the interests of insurance policyholders rather than the Company or the Company's shareholders.

Such regulation relates to, among other matters: licensing of insurers and their agents; authorized lines of business; capital and surplus requirements and general standards of solvency; financial reports; reserve requirements; underwriting limitations; investment criteria; transactions with affiliates; dividend limitations; changes in control and a variety of other financial and nonfinancial matters.

The principal source of cash available to the Company is dividends from the Subsidiary. The Company is subject to the Ohio Insurance Holding Company System Regulatory Act, as amended, which requires that a 10-day notice of the proposed payment of any dividends or other distributions by the Subsidiary be given to the Ohio Superintendent of Insurance. If such dividends or distributions, together with any other dividends or distributions made within the preceding twelve months, exceed the greater of: (i) 10% of the Subsidiary's statutory surplus as of the immediately preceding December 31st, or (ii) the net income of the Subsidiary for the immediately preceding calendar year, a 30-day notice of such proposed dividend or distribution is required to be given to the Superintendent and the Superintendent may disapprove such dividend or distribution within the 10-day period following receipt of such notice.

Most states have insurance laws requiring that rate schedules and other information be filed with the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates vary by class of business, hazard assumed and size of risk, and are not necessarily uniform for all insurers. Many states have recently adopted laws which limit the ability of insurance companies to effect rate increases. To date, such limitations have had a limited impact on the Company, and the Company has no knowledge of any such limitations that may affect its future results of operations, although there can be no assurance that such limitations will not adversely affect the Company's results of operations in the future.

All insurance companies must file annual statements in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. On August 9, 1994, the Ohio Department of Insurance issued its triennial examination report on Ohio Indemnity for the three-year period ended December 31, 1993. The examiners reported that the financial statements set forth in the report reflected the financial condition of Ohio Indemnity. Management is not aware of any recommendations by regulatory authorities which, if implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or results of operations. The next triennial review of the Company will be conducted by the Ohio Superintendent of Insurance in 1997 for the three-year period ending December 31, 1996.

Numerous states routinely require deposits of assets by insurance companies to protect policyholders. As of December 31, 1995, securities with a market value of approximately $3,560,089 had been deposited by the Company with eleven state insurance departments. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

   Insurance Holding Company System Regulation

The Company is subject to certain provisions of the Ohio Insurance Holding Company System Regulatory Act, as amended, which governs any direct or indirect change in control of the Company and certain affiliated-party transactions involving the Company or its assets. No person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of the Subsidiary, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, certain material transactions involving the Company and the Subsidiary must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. Such transaction can be disapproved by the Superintendent within such 30-day period if it does not meet certain standards. Transactions requiring such approval include, but are not limited to: sales, purchases or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. The Subsidiary is also required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) the Subsidiary. The Company believes that it is in compliance with the Ohio Insurance Holding Company System Regulatory Act and the regulations promulgated thereunder.

   The National Association of Insurance Commissioners

All states have adopted the financial reporting form of NAIC, which is typically referred to as the NAIC "annual statement," and most states, including Ohio, generally defer to NAIC with respect to statutory accounting practices and procedures. In this regard, NAIC has a substantial degree of practical influence and is able to accomplish certain quasi-legislative initiatives through amendments to the NAIC annual statement and applicable statutory accounting practices and procedures. For example, in recent years, NAIC has required all insurance companies to have an annual statutory financial audit and actuarial certification as to loss reserves by including such requirements in the annual statement instructions.

During 1993, the NAIC adopted a Risk Based Capital (RBC) test applicable to property and casualty insurers as of December 31, 1994. The RBC calculation serves as a benchmark of insurance enterprises' solvency by state insurance regulators by establishing statutory surplus targets which will require certain Company level or regulatory level actions. Based on the Company's analysis, it appears that the Company's total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. These Risk Based Capital provisions have not yet been enacted into the Ohio Revised Code.

PENDING LEGISLATION

The insurance industry is under continuous review by both state and federal legislatures. From time to time various regulatory and legislative changes have been proposed in the insurance industry which could have an effect on insurers and reinsurers. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and other possible restrictions on insurance transactions with unlicensed insurers. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted or the impact, if any, such adoption would have on the Company.

EMPLOYEES

As of February 16, 1996, the Company employed 24 full-time employees. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees.

SERVICE MARKS

The Company has developed common law rights in its service mark, ULTIMATE LOSS INSURANCE, which is registered in the State of Ohio. The Company has federally registered its trademark, BI BANCINSURANCE CORPORATION(R) (stylized letters).

Item 2.  Properties

The Company leases all of its office space, which as of February 16, 1996, totalled approximately 9,900 square feet. The home office in Columbus, Ohio aggregates approximately 7,000 square feet. The lease provides for a monthly gross rental of $7,817. The leased space is shared with Westford Group, Inc., an affiliate of the Company through a common officer and principal shareholder. Rental expense is allocated in accordance with space utilization. BCIS Services' office in Los Angeles, California occupies approximately 2,900 square feet. The lease provides for a monthly gross rental of $4,182.

Item 3.  Legal Proceedings

The Company is routinely a party to litigation incidental to its business, as well as to other nonmaterial litigation. Management believes that no individual item of litigation, or group of similar items of litigation, including the matters referred to below, is likely to result in judgments that will have a material adverse effect on the financial condition or results of operations of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holders
Matters

(a)      Market Information

         Bancinsurance Corporation's common stock trades on the Nasdaq National Market since March 1993 under the symbol "BCIS." Prior to that, the Company's common stock was listed on the Nasdaq Small Cap Issues since September 1990. The following table sets forth, for the periods indicated, the high and low sale prices for the Company in the over-the-counter market as reported by the National Quotation Bureau, Inc. The prices shown represent quotation between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. On February 16, 1996, the last reported sale price of the Company's common stock was $2 7/8.

                                                                        Low Sale                 High Sale
                                                                        --------                 ---------
        1995:
          First Quarter                                                  3                        3 3/4
          Second Quarter                                                 2 5/8                    3 1/4
          Third Quarter                                                  2 5/8                    3 1/4
          Fourth Quarter                                                 2 3/8                    3 1/8

        1994:
          First Quarter                                                  5 3/8                    7
          Second Quarter                                                 5 1/8                    6 3/4
          Third Quarter                                                  4 1/8                    7 1/8
          Fourth Quarter                                                 2 3/4                    4 7/8



(b)     Holders

        The number of holders of record of the Company's common stock as of February 16, 1996 was 1,062.

(c)     Dividends

        No cash dividends were declared or paid on the Company's outstanding common stock in the two most recent fiscal years. The Company intends to retain earnings to finance the growth of its business and the business of Ohio Indemnity and BCIS Services and, therefore, does not anticipate paying any cash dividends to holders of its common stock. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, legal and regulatory restrictions, and other factors deemed relevant at the time. Reference is made to Note 9 to the Notes to Consolidated Financial Statements for a description of the restrictions on payment of dividends to the Company from the Subsidiary.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 6.  Selected Consolidated Financial Data

Selected Income Statement Data:

                                                                          December 31,
                                    ---------------------------------------------------------------------------------------
                                        1995               1994               1993              1992                1991
                                    -----------        -----------        -----------       -----------         -----------
Premiums earned                     $19,783,307        $25,535,824        $19,787,858       $10,657,111         $ 6,852,544

Losses and loss
  adjustment
  expenses, net
  of reinsurance
  recoveries                         12,760,094         15,564,508         10,918,649         5,063,855           3,444,370

Operating expenses                    7,452,466          9,459,652          7,506,212         3,938,717           2,786,956

Operating income                      1,597,784          2,652,398          2,826,614         2,895,697           1,274,518

Income taxes                            176,698            335,403            580,379           758,167             332,108

Cumulative effect of
  change in accounting
  for Federal income
  taxes                                    -                  -                48,587              -                   -

Net income                            1,421,086          2,316,995          2,294,822         2,137,530            942,410

Dividends on Class A
  Preferred shares                        -0-                -0-                -0-               -0-                -0-

Dividends on Class B
  Preferred shares                        -0-                -0-                -0-               -0-                -0-

Balance applicable
  to common stock                   $ 1,421,086        $ 2,316,995        $ 2,294,822       $ 2,137,530        $   942,410

Net income per
  outstanding share
  of common stock                           .24                .39                .38               .36                .16

Average number of
  shares of common
  stock outstanding
  (1)                                 5,892,002          5,921,419          6,089,720         5,959,705          5,843,382


Selected Balance Sheet Data:

                                                                           December 31,
                                    ---------------------------------------------------------------------------------------
                                        1995               1994               1993              1992                1991
                                    -----------        -----------        -----------       -----------         -----------
Total assets                        $27,750,234        $43,774,264        $43,612,249       $28,014,631         $15,534,604

Note payable to
  bank                              $ 5,616,132        $ 5,916,132        $ 5,316,132       $ 3,500,000         $ 3,350,000

Net shareholders'
  equity                            $13,710,410        $11,838,424        $ 9,909,742       $ 7,581,232         $ 5,239,984


(1) Earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding during the year, including convertible preferred stock and stock options, which are included as common stock equivalents.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. The Company is required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and IBNR claims. The ultimate liability incurred by the Company may be different from current reserve estimates.

Loss and loss adjustment expense reserves for IBNR claims are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. The Company reviews case and IBNR reserves monthly and makes appropriate adjustments.

As of July 28, 1995, Ohio Indemnity Company, a wholly owned subsidiary of the Company ("Ohio Indemnity"), entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. See "DISCONTINUED PRODUCTS."

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                              Period to Period Increase (Decrease)
                                                                    Year Ended December 31,
                                     --------------------------------------------------------------------------------------
                                              1994-95                        1993-92                       1992-93
                                     ------------------------       ------------------------       ------------------------
                                        Amount       % change          Amount       % change          Amount       % change
                                     -------------   --------       ------------    --------       -----------     --------
Premiums written                     $(21,590,954)    (60.6%)       $(1,254,297)      (3.4%)       $16,275,808       79.0%
Net premiums earned                    (5,752,517)    (22.5%)         5,747,966       29.0%          9,130,747       85.7%
Net investment income                    (147,132)     (9.4%)           307,703       24.6%            471,263       60.3%
Loss and loss adjust-
  ment expense, net
  of reinsurance
  recoveries                           (2,804,414)    (18.0%)         4,645,859       42.5%          5,854,794      115.6%
Operating expense                      (2,053,987)    (22.7%)         1,756,145       24.1%          3,561,035       95.3%
Interest expense                           46,801      11.5%            197,295       93.8%              6,460        3.2%
Operating income                       (1,054,614)    (39.8%)          (174,216)      (6.2%)           (69,083)      (2.4%)
Net income                           $   (895,909)    (38.7%)       $    22,173        1.0%         $  157,292        7.4%

The combined ratio, which is the sum of the loss ratio and expense ratio, determined in accordance with statutory accounting practices, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of the Subsidiary on both a statutory and GAAP basis for each of the years ended December 31:

                                                                               1995           1994          1993
                                                                               -----          ----          ----
   Statutory:
      Loss ratio                                                                64.5%         61.9%         55.6%
      Expense ratio                                                             48.8%         33.8%         25.0%
                                                                               -----          ----          ----
      Combined ratio                                                           113.3%         95.7%         80.6%
                                                                               =====          ====          ====


   GAAP:
      Loss ratio                                                                64.5%         61.0%         55.2%
      Expense ratio                                                             52.2%         34.4%         24.7%
                                                                               -----          ----          ----
      Combined ratio                                                           116.7%         95.4%         79.9%
                                                                               =====          ====          ====

Investments of the Subsidiary's assets are restricted to certain investments permitted by Ohio insurance laws. The Company's overall investment policy is determined by the Company's Board of Directors and is reviewed periodically. The Company principally invests in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in favorable net yields. The Company has the ability and intent to hold its held to maturity fixed income securities to maturity or put date, and as a result carries its held to maturity fixed income securities at amortized cost for GAAP purposes. As the Company's fixed income securities mature, there can be no assurance that the Company will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

Premiums Written; Premiums Earned. Premiums written decreased 60.6% from $35,629,799 in 1994 to $14,038,845 in 1995, while premiums earned decreased 22.5% from $25,535,824 in 1994 to $19,783,307 in 1995. Premiums decreased primarily due to the initial restructuring of the California Automobile Physical Damage Program in May 1995 and later discontinuance of sales and renewals on July 28, 1995. It is anticipated that premium will predominantly be earned through June 1996 as the policies expire. Management anticipates the discontinuance of the Automobile Physical Damage Program will result in a positive impact on underwriting results although there has been and will continue to be a material reduction in premiums associated with its discontinuance. Nonetheless, there can be no assurance that the discontinuance will not have a material adverse effect on the Company's operating results. See "DISCONTINUED PRODUCTS."

Automobile Physical Damage Insurance accounted for $5,272,700 of premiums written and $9,507,516 of premiums earned in 1995, compared with $27,537,712 and $14,835,119 in 1994, a decrease of 80.9% and 35.9% respectively. The Company began commercially marketing the product in California in June 1992 and in Arizona in January 1993. In October 1994, the Company discontinued sales of Automobile Physical Damage insurance in Arizona. On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. Reinsurance will remain in force for all policies written by its managing general agent. In addition, on May 1, 1995, the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. As of December 31, 1995, there were $278,122 in premiums written under the restructured program. On July 28, 1995, Ohio Indemnity Company entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. See "DISCONTINUED PRODUCTS." Premiums earned decreased less significantly than premiums written as a result of reductions in unearned premium resulting from the run-off and reductions in premiums written.

Premiums written for Ultimate Loss Insurance remained relatively constant from $5,378,178 in 1994 to $5,479,857 in 1995. Premiums earned for Ultimate Loss Insurance decreased 11.7% from $7,717,291 in 1994 to $6,817,904 in 1995. The increase in premiums written during 1995 was the result of reductions in return premium and the decrease in net premiums earned related to reductions in unearned premium associated with the canceled policy and the elimination of continuation coverage on a second policy. See Note 14 to the Notes to Consolidated Financial Statements.

Premiums written for the Bonded Service program increased 22.8% from $2,675,532 in 1994 to $3,285,708 in 1995, while premiums earned from the Bonded Service program increased 23.6% from $2,664,525 in 1994 to $3,293,325 in 1995. The increases in net premiums written and premiums earned on the Bonded Service program were primarily attributable to the addition in 1995 of one multi-employer group created by the cost containment service firm to service small not-for-profit organizations. As of December 31, 1995, the Company services five such groups.

Net Investment Income. Net investment income decreased 9.4% from $1,560,625 in 1994 to $1,413,493 in 1995 primarily as a result of a smaller investment portfolio attributable to the Company's premium reduction relating to the discontinued Automobile Physical Damage program, offset in part by a higher return on investments in 1995 due to the prevailing interest rate environment. During 1995, the Company's investment stategy was primarily tax driven in order to utilize potentially expiring capital loss carryforwards and to shelter current year realized gains that were primarily market driven. In addition, unallocated investment expenses decreased, primarily attributable to a reduction in bond amortization of 80.4% from $142,365 in 1994 to $27,857 in 1995. The average yield on the investment portfolio was 5.6% in 1994 and 5.8% in 1995.

Claims Administration. Claims administration income generated by BCIS Services accounted for $521,171 of the increase in revenues for 1994 and $533,354 in 1995. The wholly-owned subsidiary commenced business operations in California during the third quarter of 1993.

Other Income. Other income increased from $58,938 in 1994 to $80,190 in 1995. The increase in other income was primarily due to earnings in 1995 of $24,400 attributed to fee income earned and $24,522 in recoveries. A portion of the fees charged to participants in the Bonded Service program by the cost containment service firm are used to establish an aggregate loss fund to cover potential losses. If losses reserved do not ultimately develop, a portion of the reserve fund is earned by the Company. Reserve years 1994, 1993 and 1992, though not fully developed at December 31, 1995 are expected to yield redundant reserves due to lower-than-anticipated losses. The Company expects other income to vary from year to year depending on claims experience of the Bonded Service program.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $15,564,508, or 61.0% of premiums earned in 1994 versus $12,760,094, or 64.5% of premiums earned in 1995. Losses and loss adjustment expenses, as a percentage of premiums earned, increased for the same period because net premiums earned increased at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses. This result reflected higher loss and loss adjustment expense experience, reductions in premium volume and marginal increases in premium rates.

The absolute decrease in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business in 1994 which totaled $11,111,284 compared with $8,614,845 in 1995. This decrease of 22.5%, was primarily due to the discontinuance of the Automobile Physical Damage program in 1995. The losses and loss adjustment expenses for Ultimate Loss Insurance decreased 14.6% from $4,083,264 in 1994 to $3,485,742 in 1995 due to decreases in loss and loss adjustment expenses connected with two significant lending institutions. See Note 14 to the Notes to Consolidated Financial Statements. Losses and loss adjustment expenses for the Bonded Service program decreased from $316,701 in 1994 to $176,684 in 1995 due to a decrease in reserves.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense decreased 22.7% from $9,051,956 in 1994 to $6,997,969 in 1995. The decrease in operating expense was primarily attributable to a 8.7% decrease in 1995 in non-deferred commission expense and a 67.0% decrease in policy fees paid to the general agent in connection with administration of Automobile Physical Damage Insurance. Policy fees decreased from $2,483,795 in 1994 to $819,325 in 1995 due to discontinance of the program. Legal expenses increased from $320,800 in 1994 to $590,083 in 1995 as a result of legal work related to a Contract Dispute. See Note 19 to the Notes to Consolidated Financial Statements and Part I, Item 3. Legal Proceedings. Operating expense also decreased as a result of reductions in bond amortization expense, consulting and audit expenses. Amortization of deferred policy acquisition costs decreased 30.0% from $768,059 in 1994 to $538,017 in 1995 due to discontinuance of the Automobile Physical Damage Program. Insurance Department licenses and fees expense decreased 45.5% from $241,550 in 1994 to $131,639 in 1995 primarily due to securing additional states authority to accommodate the expansion of the Surety program during 1994. Additionally, BCIS Services incurred operating expenses of $565,910 in 1995 compared with $667,646 of operating expenses during 1994.

Interest Expense. Interest expense increased 11.5% from $407,696 in 1994 to $454,497 in 1995. This increase was due to higher borrowing levels on the Company's revolving credit line and increases in the prime rate.

Federal Income Taxes. The difference between Federal income taxes, $335,403 in 1994 and $176,698 in 1995, provided at the Company's effective tax rate, 12.6% in 1994 and 11.1% in 1995, and the 34% Federal statutory rate was primarily due to lower pre-tax income primarily due to a higher unearned premiums deduction and the recognition of higher losses and loss adjustment expenses in 1995. See Note 6 to the Notes to Consolidated Financial Statements.

Statutory Combined Ratios. The change in the statutory combined ratio from 95.7% in 1994 to 113.3% in 1995 was attributable to a decrease in premiums written primarily associated with the discontinued sales of automobile physical damage insurance together with higher loss and loss adjustment expense experience. See Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries.

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO YEAR ENDED DECEMBER 31, 1993

Premiums Written; Premiums Earned. Premiums written decreased 3.4% from $36,884,096 in 1993 to $35,629,799 in 1994, while premiums earned increased 29.0% from $19,787,858 in 1993 to $25,535,824 in 1994.

Automobile Physical Damage Insurance accounted for $27,537,712 of premiums written and $14,835,119 of premiums earned in 1994, compared with $26,249,514 and $10,925,091 in 1993, an increase of 4.9% and 35.8% respectively. The Company began commercially marketing Automobile Physical Damage Insurance in California in June 1992 and in Arizona from January 1993 to October 1994.

Premiums written for Ultimate Loss Insurance decreased 39.0% from $8,809,547 in 1993 to $5,378 178 in 1994. Premiums earned for Ultimate Loss Insurance increased 5.9% from $7,289,015 in 1993 to $7,717,291 in 1994. Premiums written decreased primarily from the cancellation of a significant policy and the recognition of a return premium attributable to the elimination of continuation coverage on a second significant policy. Premiums earned increased as a result of reductions in unearned premium resulting from the canceled policy and the elimination of continuation coverage on the second policy. See Note 15 to the Notes to Consolidated Financial Statements. A discontinued product accounted for (0.3%) of premiums written and 0.1% of premiums earned for 1993.

Premiums written for the Bonded Service program increased 100.2% from $1,336,473 in 1993 to $2,675,532 in 1994, while premiums earned from the Bonded Service program increased 100.4% from $1,329,361 in 1993 to $2,664,525 in 1994. The increases in net premiums written and premiums earned on the Bonded Service program were primarily attributable to the addition in 1994 of two multi-employer groups created by the TPA to service small not-for-profit organizations. As of December 31, 1994, the Company services four such groups.

Net Investment Income. Net investment income increased 24.6% from $1,252,922 in 1993 to $1,560,625 in 1994 primarily as a result of higher interest earned on short-term investments and dividends earned on equity securities resulting from growth in invested assets during 1993. In addition, unallocated investment expenses decreased, primarily attributable to a reduction in bond amortization of 37.1% from $226,359 in 1993 to $142,365 in 1994. The average yield on the investment portfolio was 6.1% in 1993 and 5.6% in 1994.

Claims Administration. Claims administration income generated by BCIS Services accounted for $154,523 of the increase in revenues for 1993 and $521,171 in 1994. The wholly-owned subsidiary commenced business operations in California during the third quarter of 1993.

Other Income. Other income decreased from $471,562 in 1993 to $58,938 in 1994. The decrease in other income was primarily due to earnings in 1993 of $396,612 attributed to the release of redundant reserves from the aggregate loss fund established in connection with the Bonded Service program. A portion of the fees charged to participants in the Bonded Service program by the TPA is used to establish an aggregate loss fund to cover potential losses. If losses reserved do not ultimately develop, a portion of the reserve fund is earned by the Company. Reserve year 1993, though not fully developed at December 31, 1994 is not expected to yield redundant reserves due to higher-than-anticipated losses. The Company expects other income to vary from year to year depending on claims experience of the Bonded Service program.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $10,918,649, or 55.2% of premiums earned in 1993 versus $15,564,508, or 61.0% of premiums earned in 1994. Losses and loss adjustment expenses, as a percentage of premiums earned, increased for the same period because premiums earned increased at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses. This result reflected higher loss and loss adjustment expense experience, smaller increases in premium volume and marginal increases in premium rates.

The absolute increase in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in 1994 which totaled $11,111,284 compared with $7,179,975 in 1993. This increase of 54.8%, was due to higher loss and loss adjustment expense experience in 1994, in part due to the 1994 California earthquake. The losses and loss adjustment expenses for Ultimate Loss Insurance rose 5.1% from $3,884,133 in 1993 to $4,083,264 in 1994 due to higher-than-anticipated loss and loss adjustment expenses related to a discontinued product and increases in loss and loss adjustment expense payments connected with two significant lending institutions. See Note 15 to the Notes to Consolidated Financial Statements. Losses and loss adjustment expenses for the Bonded Service program increased from $(204,363) in 1993 to $316,701 in 1994 due to an increase in reserves.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 24.1% from $7,295,811 in 1993 to $9,051,956 in 1994. The increase in operating expense was primarily attributable to a 61.4% increase in 1994 in non-deferred commission expense and a 8.7% increase in policy fees paid to the general agent in connection with administration of Automobile Physical Damage Insurance. Policy fees increased from $2,285,575 in 1993 to $2,483,795 in 1994 due to expansion of the program. Legal expenses decreased from $666,084 in 1993 to $320,800 in 1994 as a result of a reduction in legal work related to a discontinued product. See
Note 19 to the Notes to Consolidated Financial Statements and Part I, Item 3. Legal Proceedings. Operating expense also increased as a result of recognition of amortized deferred policy acquisition costs that increased from $535,233 in 1993 to $768,059 in 1994 due to the expansion of the Surety and the Automobile Physical Damage programs. Insurance Department licenses and fees expense increased 63.5% from $147,719 in 1993 to $241,550 in 1994 in part due to securing additional states authority to accommodate the expansion of the Surety program. Additionally, BCIS Services incurred operating expenses of $667,646 in 1994 compared with $455,761 in start-up costs during 1993.

Interest Expense. Interest expense increased 93.8% from $210,401 in 1993 to $407,696 in 1994. This increase, despite lower interest rates, was due to higher borrowing levels on the Company's revolving credit line and increases in the prime rate.

Federal Income Taxes. The difference between Federal income taxes, $580,379 in 1993 and $335,403 in 1994, provided at the Company's effective tax rate, 20.5% in 1993 and 12.6% in 1994, and the 34% Federal statutory rate was primarily due to a significant portion of pre-tax income representing dividends received and tax-exempt interest deductions, and in 1994 the adjustment resulting from a restructuring of the policy coverage and the policy cancellation with two significant customers in the Ultimate Loss Insurance program. See Note 6 to the Notes to Consolidated Financial Statements.

Statutory Combined Ratios. The change in the statutory combined ratio from 80.6% in 1993 to 95.7% in 1994 was attributable to higher general and administrative expenses and higher loss and loss adjustment expense experience, together with marginal increases in premium rates.

YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO YEAR ENDED DECEMBER 31, 1992

Premiums Written; Premiums Earned. Premiums written increased 79.0% from $20,608,288 in 1992 to $36,884,096 in 1993, while premiums earned increased 85.7% from $10,657,111 in 1992 to $19,787,858 in 1993.

Automobile Physical Damage Insurance accounted for $26,249,514 of premiums written and $10,925,091 of premiums earned in 1993. These amounts represent 97.1% and 94.0%, respectively, of the increase in 1993 in premiums written and premiums earned. The Company began commercially marketing Automobile Physical Damage Insurance in California in June 1992 and in Arizona in January 1993.

Premiums written for Ultimate Loss Insurance rose 3.1% from $8,543,129 in 1992 to $8,809,547 in 1993. Premiums earned for Ultimate Loss Insurance increased 2.3% from $7,125,358 in 1992 to $7,289,015 in 1993. The marginal increases in net premiums written and premiums earned on Ultimate Loss Insurance were primarily due to the expansion of loan portfolios of existing policyholders. A discontinued product accounted for (0.3%) of premiums written and 0.1% of premiums earned for 1993.

Premiums written for the Bonded Service program increased 29.6% from $1,031,336 in 1992 to $1,336,473 in 1993, while premiums earned from the Bonded Service program increased 30.1% from $1,022,178 in 1992 to $1,329,361 in 1993. The increases in net premiums written and premiums earned on the Bonded Service program were primarily attributable to growth in the program comprising two multi-employer groups created by the TPA to service small not-for-profit organizations.

Net Investment Income. Net investment income increased 60.3% from $781,659 in 1992 to $1,252,922 in 1993 as a result of growth in cash and invested assets generated by increases in premiums written. Cash and invested assets increased 46.2% from $20,759,612 in 1992 to $30,347,836 in 1993. The average yield on the investment portfolio was 6.1% in 1992 and 6.1% in 1993.

Claims Administration. Claims administration income generated by BCIS Services accounted for $154,523 of the increase in revenues for 1993. The wholly-owned subsidiary commenced business operations in California during the third quarter of 1993.

Other Income. Other income increased from $459,499 in 1992 to $471,562 in 1993. The increase in other income was primarily due to earnings of $396,612 attributed to the release of redundant reserves from the aggregate loss fund established in connection with the Bonded Service program. A portion of the fees charged to participants in the Bonded Service program by the TPA is used to establish an aggregate loss fund to cover potential losses. If losses reserved do not ultimately develop, a portion of the reserve fund is earned by the Company. The Company expects other income to vary from year to year depending on claims experience of the Bonded Service program.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $5,063,855, or 47.5% of premiums earned in 1992 versus $10,918,649, or 55.2% of premiums earned in 1993. Losses and loss adjustment expenses, as a percentage of premiums earned, increased for the same period because premiums earned increased at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses. This result reflected higher loss and loss adjustment expense experience, smaller increases in premium volume and marginal increases in premium rates.

The absolute increase in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in 1993 which totaled $6,931,248. The losses and loss adjustment expenses for Ultimate Loss Insurance rose 26.0% from $3,300,219 in 1992 to $4,157,401 in 1993. Losses and loss adjustment expenses for the Bonded Service program decreased from $380,969 in 1992 to ($232,993) in 1993 due to decrease in reserves.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 95.3% from $3,734,776 in 1992 to $7,295,811 in 1993. The increase in operating expense was primarily attributable to a 101.6% increase in 1993 in other insurance operating expense. Policy fees paid to the general agent in connection with administration of Automobile Physical Damage Insurance policies increased from $931,100 in 1992 to $2,285,575 in 1993 due to expansion of the program. Legal expenses increased from $62,561 in 1992 to $666,084 in 1993 as a result of legal matters. Management believes the foregoing legal proceedings will not have a material effect on the Company's financial condition or results of operations and that the related reserve for potential losses and legal proceedings are adequate. See
Note 19 to the Notes to Consolidated Financial Statements and Part I, Item 3. Legal Proceedings. Operating expense also increased as a result of recognition of amortized deferred policy acquisition costs that increased from $118,130 in 1992 to $535,233 in 1993 due to the expansion of the Automobile Physical Damage program. Other insurance operating expenses also increased by $455,761 for start-up costs related to the commencement of business by BCIS Services, Inc. during 1993 and non-deferred commission expenses increased from $1,295,625 in 1992 to $1,956,733 in 1993 resulting from increased policies written on the Company's product lines.

Interest Expense. Interest expense increased 3.2% from $203,941 in 1992 to $210,401 in 1993. This increase, despite lower interest rates, was due to higher borrowing levels on the Company's revolving credit line.

Registration Expenses. On March 17, 1993, Bancinsurance Corporation filed a registration statement with the SEC in connection with the proposed sale of additional shares of common stock. Later the offering was withdrawn and registration expenses of $415,390 were charged to operations during 1993.

Federal Income Taxes. The Company adopted SFAS 109, "Accounting for Income Taxes," as of January 1, 1993, and the cumulative effect of this change as reported in the Consolidated Statement of Income was to increase income by $48,587. Prior years' financial statements have not been restated. The difference between Federal income taxes, $580,379 in 1993 and $758,167 in 1992, provided at the Company's effective tax rate, 20.5% in 1993 and 26.2% in 1992, and the 34% Federal statutory rate was primarily due to a significant portion of pre-tax income representing dividends received and tax-exempt interest deductions, and in 1993 the adjustment of prior year tax resulting from adoption of SFAS 109 (see Note 6 of notes to Consolidated Financial Statements).

Statutory Combined Ratios. The change in the statutory combined ratio from 67.7% in 1992 to 80.6% in 1993 was attributable to higher loss and loss adjustment experience and marginal increases in premium rates, together with higher general and administrative expenses.

DISCONTINUED PRODUCTS

In October 1994, the Company discontinued sales of Automobile Physical Damage insurance in Arizona which accounted for 2.2% of premiums written and 1.9% of premiums earned in 1994. The Company's managing General Agent withdrew from Arizona and discontinued sales. On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. Reinsurance will remain in force for all policies written by its managing general agent. In addition, on May 1, 1995 the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. On July 28, 1995, Ohio Indemnity entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California for a maximum period of three years. It is anticipated that premium will predominantly be earned through June 1996 as the policies expire. The Automobile Physical Damage Insurance program represented 37.6% of the Company's premiums written and 48.1% of the Company's premiums earned for 1995 versus 77.3% and 58.1%, and 71.2% and 55.2%, respectively, for 1994 and 1993. See "RESULTS OF OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES

The Company is an insurance holding company whose principal asset is the stock of Ohio Indemnity. The Company is, and will continue to be, dependent on dividends from the Subsidiary to meet its liquidity requirements, including debt service obligations. The Company has a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that the Company would be able to receive in 1996 from the Subsidiary, absent regulatory consent, is $2,660,432. See Note 9 to the Notes to Consolidated Financial Statements.

The Subsidiary derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. See "Business - Reinsurance." The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by (used in) operating activities equalled $7,585,553, ($1,713,691) and ($4,907,977) for the years ended December 31, 1993,
1994, and 1995, respectively. Net cash provided by (used in) financing activities was $1,831,757, $459,063 and ($415,026) for the years ended December 31, 1993, 1994, and 1995, respectively. Net cash provided by (used in) investing activities of the Company was ($7,972,659), ($815,304) and $6,234,041 for the years ended December 31, 1993, 1994, and 1995, respectively.

BCIS Services derives its funds principally from claims administration fees which are sufficient to meet its operating obligations.

The Company maintains a level of cash and liquid short-term investments which it believes will be adequate to meet anticipated payment obligations without being required to liquidate intermediate-term and long-term investments through the end of 1996. Due to the nature of the risks the Company insures, losses and loss adjustment expenses emanating from its policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, the Company believes that it can estimate its cash needs to meet its loss and expense payment obligations through the end of 1996.

The Company's investments at December 31, 1995 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at December 31, 1995 amounted to $6,583,900, or 27.6% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $1,252,922, $1,560,625 and $1,413,493 for the years ended December 31, 1993, 1994 and 1995, respectively.

As of December 31, 1995, 84.3% of the Company's total assets consisted of investment-grade fixed income securities, equity securities, short-term investments, other corporate securities and cash. The Company's total shareholders' equity increased from $9,909,742 in 1993 to $11,838,424 in 1994 to $13,710,410 in 1995 representing a 38.4% increase over the three-year period. The increase in total shareholders' equity has strengthened the Company's capital position.

As of December 31, 1995, the Company had a $10.0 million revolving line of credit with an outstanding balance of $5,616,132. The credit facility has a maturity date of May 1, 1999 and bears interest at the bank's prime rate (8.5% per annum at December 31, 1995).

All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $500,000 and $345,000 at December 31, 1994 and 1995, respectively.

Under applicable insurance statutes and regulations, the Subsidiary is required to maintain prescribed amounts of capital and surplus as well as statutory deposits with the appropriate insurance authorities. The Subsidiary is in compliance with all applicable statutory capital and surplus requirements. The Subsidiary's investments consist only of permitted investments under Ohio insurance laws.

NAIC guidelines recommend that a property/casualty insurer's ratio of annual statutory net premiums written to statutory surplus be no greater than 3 to 1. At December 31, 1995, the ratio of combined annual statutory net premiums written by the Subsidiary to its combined statutory surplus was approximately
0.68 to 1.

FACTORS TO CONSIDER FORWARD LOOKING

Management has undertaken several initiatives in 1995 which should favorably impact performance in 1996, although there can be no assurance that this will occur. The discontinuance of the Automobile Physical Damage Program in California should allow the Company to improve its profit potential.

The discontinuance of the Automobile Physical Damage Program in California should result in a positive impact on underwriting results although there has been and will continue to be a material reduction in premiums associated with its discontinuance. Additionally, the restructured business should allow for better concentration on established products and opportunities intended to improve the Company's performance over the long-term. Nonetheless, there can be no assurance that the discontinuance will not have a material adverse effect on the Company's results of operations.

The Company expects to continue expanding its direct sale force, which should allow the Company to increase its market penetration. These activities will be directed toward selected market niches where management believes the Company will be able to provide customers with additional services.

INFLATION

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during 1995, the Company has experienced no material adverse consequences with respect to its growth in premiums.

TRENDS

Management does not know of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on the Company's liquidity, capital resources or results of operations.

The Company's results of operations have varied from quarter to quarter principally because of fluctuations in underwriting results. The Company's experience indicates that more loans for automobile purchases are financed during summer months due to seasonal consumer buying habits. The Company expects that such quarterly fluctuations may lessen as a result of the discontinuance of the California Automobile Physical Damage Program, although there can be no assurance that this will occur. See Note 15 to the Notes to Consolidated Financial Statements.

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

The NAIC has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. This formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on the Company's analysis, it appears that the Company's total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. The Risk Based Capital provisions have not yet been enacted into the Ohio Revised Code.

RESERVES

The amount of incurred losses and loss adjustment expenses is dependent upon a number of factors, including claims frequency and severity, and the nature and types of losses incurred and the number of policies written. These factors may fluctuate from year to year and do not necessarily bear any relationship to the amount of premiums written or earned.

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating IBNR claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet claims obligations of the Company. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in the Company's results of operations. The Company's independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 1995, were reasonable.

RECENT ACCOUNTING AND LEGISLATIVE CHANGES

During 1993, the National Association of Insurance Commissioners adopted a Risk Based Capital (RBC) test applicable to property and casualty insurers as of December 31, 1994. The RBC calculation serves as a benchmark of insurance enterprises' solvency by state insurance regulators by establishing statutory surplus targets which will require certain Company level or regulatory level actions. Based on the Company's analysis, it appears that the Company's total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. The Risk Based Capital provisions have not yet been enacted into the Ohio Revised Code.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for employee stock options and similar equity instruments. Hwoever, SFAS No. 123 also allows an entity to continue to account for these plans according to Accounting Principals Board Opinion No. 25 (APB 25), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company expects to continue to measure compensation cost related to employee stock purchase options using APB 25 and will provide pro forma disclosures as required. This statement is effective for the year ended December 31, 1996.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

     Included in Part II of this report:

     Independent Auditors' Reports

     Consolidated Balance Sheets as of December 31, 1995 and 1994

     Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

Index to Financial Statement Schedules

     Included in Part IV of this report:

     Schedule          I --     Summary of investments - other than investments
                                in related parties

     Schedule         II --     Condensed financial information of Bancinsurance
                                Corporation (Parent Company Only)

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Bancinsurance Corporation:

We have audited the consolidated balance sheets of Bancinsurance Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, cash flows, and the financial statement schedules for each of the years in the three-year period ended December 31, 1995, as listed in Item 8 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancinsurance Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1(d) to the consolidated financial statements, effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                                  /s/ Coopers & Lybrand L.L.P.
                                                      ------------------------
Columbus, Ohio
February 23, 1996

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994

                            Assets                                                          1995                  1994
                            ------                                                      -----------           -----------
Investments (note 2):
   Held to maturity:
      Fixed maturities, at amortized cost (fair value
         $4,390,089 in 1995 and $6,077,019 in 1994)                                     $ 4,258,129            $6,468,606

   Available for sale:
      Fixed maturities, at fair value (amortized
         cost $9,222,686 in 1995 and $14,108,553
         in 1994)                                                                         9,563,314            13,945,564

      Equity securities, at fair value (cost $3,175,130
         in 1995 and $2,367,513 in 1994)                                                  3,465,204             2,303,740

   Short-term investments, at cost which
      approximates fair value                                                             4,942,924             4,263,541

   Securities purchased under agreements to resell                                        1,158,571             1,655,042
                                                                                        -----------           -----------
               Total investments                                                         23,388,142            28,636,493
                                                                                        -----------           -----------
Cash                                                                                        482,405              (428,633)

Premiums receivable                                                                         400,397             1,988,844

Reinsurance receivable (note 12)                                                            528,726             1,327,767

Reinsurance recoverable on paid losses (note 12)                                            525,102             2,008,961

Deferred policy acquisition costs (note 3)                                                     -                  397,029

Prepaid reinsurance premiums (note 12)                                                      514,662             6,970,613

Premium taxes receivable                                                                    138,632                  -

Loans to affiliates (note 13)                                                               143,744                72,025

Furniture, fixtures and leasehold improvements, net                                         129,490               187,275

Excess of investment over net assets of subsidiaries                                        753,738               753,738

Deferred federal income taxes                                                                55,623               710,322

Prepaid federal income taxes                                                                321,488               613,120

Accrued investment income                                                                   231,276               366,373

Other assets (note 13)                                                                      136,809               170,337
                                                                                        -----------           -----------
               Total assets                                                             $27,750,234           $43,774,264
                                                                                        ===========           ===========

                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

        Liabilities and Shareholders' Equity                                                1995                  1994
        ------------------------------------                                            -----------           -----------
Reserve for unpaid losses and loss adjustment
   expenses (note 12)                                                                   $ 2,241,881           $ 4,516,879
Unearned premiums (note 12)                                                               2,997,334            17,292,237
Contract funds on deposit                                                                 1,809,012               896,096
Return premiums payable                                                                      19,488               244,000
Reinsurance premiums payable (note 12)                                                      392,716             1,771,172
Note payable to bank (note 4)                                                             5,616,132             5,916,132
Taxes, licenses, and fees payable                                                            54,552               250,562
Commissions payable                                                                         341,112               760,540
Amount due to stock broker                                                                  143,038                  -
Other                                                                                       424,559               288,222
                                                                                        -----------           -----------
                  Total liabilities                                                      14,039,824            31,935,840
                                                                                        -----------           -----------
Commitments and contingent liabilities (notes 5,
   12 and 18)

Shareholders' equity (notes 8, 9 and 10):
Non-voting preferred stock:
      Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or
         outstanding                                                                           -                     -
      Class B Serial Preference shares without par value;
         authorized 98,646 shares; no shares issued or
         outstanding                                                                           -                     -
   Common stock without par value; authorized

      20,000,000 shares; 5,878,277 shares issued                                            315,567               315,567
   Additional paid-in capital                                                             1,466,753             1,586,221
   Net unrealized gain (loss) on investments (note 2)                                       416,263              (149,663)
   Retained earnings                                                                     11,699,436            10,278,350
                                                                                        -----------           -----------
                                                                                         13,898,019            12,030,475
   Less: Treasury stock, at cost (71,728 common
               shares in 1995 and 87,828 common shares
               in 1994)                                                                    (187,609)             (192,051)
                                                                                        -----------           -----------

                  Total shareholders' equity                                             13,710,410            11,838,424
                                                                                        -----------           -----------

                  Total liabilities and shareholders' equity                            $27,750,234           $43,774,264
                                                                                        ===========           ===========





See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 1995, 1994, and 1993

                                                                          1995                1994                1993
                                                                      -----------         -----------         -----------
Income:
   Premiums written                                                   $14,038,845         $35,629,799         $36,884,096
   (Increase) decrease in unearned premiums                            14,294,905           2,051,123          (8,450,389)
                                                                      -----------         -----------         -----------
         Premiums earned                                               28,333,750          37,680,922          28,433,707
   Premiums ceded                                                      (8,550,443)        (12,145,098)         (8,645,849)
                                                                      -----------         -----------         -----------
         Net premiums earned                                           19,783,307          25,535,824          19,787,858
   Investment income (net of expenses of
      $78,761,  $167,190 and $135,677,
      respectively)                                                     1,387,602           1,447,683           1,145,395
   Net realized gain on investments                                        25,891             112,942             107,527
   Claims administration fees                                             533,354             521,171             154,523
   Other income                                                            80,190              58,938             471,562
                                                                      -----------         -----------         -----------

         Total revenue                                                 21,810,344          27,676,558          21,666,865
                                                                      -----------         -----------         -----------

Losses and operating expenses:
   Losses and loss adjustment expenses                                 21,206,483          26,297,669          17,678,124
   Reinsurance recoveries                                              (8,446,389)        (10,733,161)         (6,759,475)
   Commission expense                                                   2,885,353           3,158,574           1,956,733
   Other insurance operating expenses                                   2,996,319           4,100,758           4,088,037
   Amortization of deferred policy
      acquisition costs                                                   397,029             768,059             535,233
   General and administration expenses                                    719,268           1,024,565             715,808
   Interest expense                                                       454,497             407,696             210,401
                                                                      -----------         -----------         -----------
                                                                       20,212,560          25,024,160          18,424,861

  Registration expenses (note 17)                                            -                   -                415,390
                                                                      -----------         -----------         -----------

         Total expenses                                                20,212,560          25,024,160          18,840,251
                                                                      -----------         -----------         -----------
         Income before federal income taxes
            and cumulative effect of
            accounting change                                           1,597,784           2,652,398           2,826,614

Federal income tax expense (note 6)                                       176,698             335,403             580,379
                                                                      -----------         -----------         -----------
         Income before cumulative effect
            of accounting change                                        1,421,086           2,316,995           2,246,235

Cumulative effect of change in accounting
   for federal income taxes (note 6)                                         -                   -                 48,587
                                                                      -----------         -----------         -----------
         Net income                                                   $ 1,421,086         $ 2,316,995         $ 2,294,822
                                                                      ===========         ===========         ===========
Net income per common share:

         Income before cumulative
            effect of accounting change                               $       .24         $       .39         $       .37
         Cumulative effect of
            accounting change                                                -                   -                    .01
                                                                      -----------         -----------         -----------

                                                                      $       .24         $       .39         $       .38
                                                                      ===========         ===========         ===========
Weighted average number of common
   shares and equivalents
   outstanding                                                          5,892,002           5,921,419           6,089,720
                                                                      -----------         -----------         -----------


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years Ended December 31, 1995, 1994, and 1993

                                                                             Unrealized
                                                               Additional    gain (loss)                                  Total
                                Preferred stock     Common      paid-in          on         Retained       Treasury    shareholders'
                               Class A    Class B   stock       capital      investments    earnings        stock         equity
                               -------  ---------  --------  ------------   ------------   -----------  -----------   --------------
Balance December 31, 1992      $  --    $    --    $315,567  $  1,608,258   $     79,650   $ 5,666,533  $   (88,776)  $  7,581,232
  Net income                      --         --        --            --             --       2,294,822         --        2,294,822
  Change in unrealized gain
    on investments, net of
    income taxes of $9,305        --         --        --            --           18,063          --           --           18,063
  25,000 shares issued in
    connection with the
    exercise of stock
    options (note 8)              --         --        --          (8,676)          --            --         24,301         15,625
                               -------  ---------  --------  ------------   ------------   -----------  -----------   ------------
Balance December 31, 1993         --         --     315,567     1,599,582         97,173     7,961,355      (64,475)     9,909,742
  Net income                      --         --        --            --             --       2,316,995         --        2,316,995
  Change in unrealized loss
    on investments, net of
    income tax benefit of
    $473,712                      --         --        --            --         (918,362)         --           --         (918,362)
  Cumulative effect of change
    in accounting for
    investments, net of
    income taxes of $345,660
    (notes 1(d) and 2)            --         --        --            --          670,986          --           --          670,986
  Purchase of 60,000
    treasury shares               --         --        --            --             --            --       (165,000)      (165,000)
  38,500 shares issued in
    connection with the
    exercise of stock
    options (note 8)              --         --        --         (13,361)          --            --         37,424         24,063
                               -------  ---------  --------  ------------   ------------   -----------  -----------   ------------
Balance December 31, 1994         --         --     315,567     1,586,221       (149,663)   10,278,350     (192,051)    11,838,424
  Net income                      --         --        --            --             --       1,421,086         --        1,421,086
  Change in unrealized gain
    on investments, net of
    income taxes of
    $214,438                      --         --        --            --          565,926          --           --          565,926
  Purchase of 60,400 treasury
    shares (note 18)              --         --        --            --             --            --       (162,838)      (162,838)
  76,500 shares issued in
    connection with the
    exercise of stock options
    (note 8)                      --         --        --        (119,468)          --            --        167,280         47,812
                               -------  ---------  --------  ------------   ------------   -----------  -----------   ------------
Balance December 31, 1995      $  --    $    --    $315,567  $  1,466,753   $    416,263   $11,699,436  $  (187,609)  $ 13,710,410
                               =======  =========  ========  ============   ============   ===========  ===========   ============

          See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1995, 1994, and 1993

                                                                                 1995                 1994                1993
                                                                             ------------         ------------        ------------
Cash flows from operating activities:
    Net income                                                               $  1,421,086         $  2,316,995        $  2,294,822
    Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
          Net realized gain on investments                                        (25,891)            (112,942)           (107,527)
          Depreciation                                                             69,339               88,988              82,974
          Amortization of bond premium                                             29,149              137,279             220,645
          Amortization of deferred policy
             acquisition costs                                                    538,017              768,059             535,233
          Deferred federal income tax (benefit)
             expense                                                              363,161              212,978            (309,846)
          (Increase) decrease in premiums
             receivable                                                         1,588,447           (1,161,276)           (116,782)
          (Increase) decrease in reinsurance
             receivable                                                           799,041              (97,825)           (552,151)
          (Increase) decrease in reinsurance
             recoverable on paid losses                                         1,483,859             (375,066)         (1,180,618)
          Increase in deferred policy acquisition
             costs                                                               (140,988)            (784,039)           (746,982)
          (Increase) decrease in prepaid
             reinsurance premiums                                               6,455,951             (278,747)         (3,333,918)
          Increase in premium taxes receivable                                   (138,632)                -                   -
          Increase in loans to affiliates                                         (71,719)             (72,025)               -
          (Increase) decrease in prepaid federal
             income taxes                                                         291,632             (502,575)           (110,545)
          (Increase) decrease in accrued
             investment income                                                    135,097               64,361            (106,412)
          (Increase) decrease in other assets                                      33,528                 (243)             12,738
          Increase (decrease) in reserve for unpaid
             losses and loss adjustment expenses                               (2,274,998)            (360,475)          1,697,469
          Increase (decrease) in unearned premiums                            (14,294,903)          (2,051,123)          8,450,390
          Increase (decrease) in contract funds
             on deposit                                                           912,916              105,737            (344,558)
          Increase (decrease) in return premiums
             payable                                                             (224,512)              (9,987)            173,344
          Increase (decrease) in reinsurance
             premiums payable                                                  (1,378,456)            (117,263)            967,538
          Increase (decrease) in taxes, licenses
             and fees payable                                                    (196,010)            (239,088)             41,167
          Increase (decrease) in commissions
             payable                                                             (419,428)             708,569             (43,310)
          Increase in other liabilities                                           136,337               46,017              61,882
                                                                             ------------         ------------        ------------
          Net cash provided by (used in) operating
             activities                                                        (4,907,977)          (1,713,691)          7,585,553
                                                                             ------------         ------------        ------------
Cash flows from investing activities:
    Proceeds from held to maturity: fixed
       maturities due to redemption or maturity                                 1,068,590               58,598           2,040,491
    Proceeds from available for sale: fixed
       maturities sold, redeemed and matured                                    5,653,365            5,062,788                -
    Proceeds from available for sale equity
       securities sold                                                            781,249              692,371             293,375
    Cost of investments purchased:
       Held to maturity: fixed maturities                                        (602,344)          (2,094,074)        (10,530,602)
       Available for sale: fixed maturities                                      (188,575)          (1,719,497)               -
       Equity securities                                                         (426,816)            (504,713)           (627,550)

                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                                                 1995                 1994                1993
                                                                             ------------         ------------        ------------
    Increase (decrease) in amount due to stock
       broker                                                                     143,038             (449,054)            449,054
    Net (increase) decrease in short-term
       investments                                                               (679,383)          (1,363,262)            339,721
    Net (increase) decrease in securities
       purchased under agreements to resell                                       496,471             (461,932)            296,890
    Purchase of furniture, fixtures and
       leasehold improvements                                                     (11,554)             (36,529)           (234,038)
                                                                             ------------         ------------        ------------
          Net cash provided by (used in)
             investing activities                                               6,234,041             (815,304)         (7,972,659)
                                                                             ------------         ------------        ------------

Cash flows from financing activities:
    Proceeds from notes payable to bank                                         5,100,000              850,000           7,896,132
    Repayments of notes payable to bank                                        (5,400,000)            (250,000)         (6,080,000)
    Proceeds from stock options exercised                                          47,812               24,063              15,625
    Acquisition of treasury stock                                                (162,838)            (165,000)               -
                                                                             ------------         ------------        ---------
          Net cash provided by (used in) financing
             activities                                                          (415,026)             459,063           1,831,757
                                                                             ------------         ------------        ------------
Net increase (decrease) in cash                                                   911,038           (2,069,932)          1,444,651
Cash at beginning of year                                                        (428,633)           1,641,299             196,648
                                                                             ------------         ------------        ------------
Cash at end of year                                                          $    482,405         $   (428,633)       $  1,641,299
                                                                             ============         ============        ============

Supplemental disclosures of cash flow information:
Cash paid during the year for:

  Interest                                                                   $    454,568         $    407,307        $    211,039
  Income taxes                                                               $     20,000         $    625,000        $  1,025,000
                                                                             ============         ============        ============
Transfer of securities from held to maturity
    to available for sale at amortized cost
    (fair value $3,102,454)                                                  $  3,110,174         $       -           $       -
                                                                             ============         ============        ============



See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994, and 1993

(1)     Summary of Significant Accounting Policies

        (a)    Organization

               Bancinsurance Corporation (the Company) was incorporated in the state of Ohio in 1970. The Company is primarily engaged, through its wholly-owned subsidiary, Ohio Indemnity, in the underwriting of specialized property and casualty insurance. Ohio Indemnity is licensed in forty-four states and the District of Columbia and licensed for surplus lines in Texas. As such, Ohio Indemnity is subject to the regulations of the Department of Insurance of the State of Ohio (the Department) and the regulations of each state in which it operates. During 1993, BCIS Services, Inc. was incorporated as a wholly-owned subsidiary of the Company. BCIS Services provides workers' compensation professional administration and cost control services to employers who self-insure this obligation. No single customer of the Company accounts for a predominant share of consolidated revenue, except for one customer in the Ultimate Loss Insurance program and one customer in the Surety program. See Note 14.

        (b)    Basis of Financial Statement Presentation

               The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) (which vary in certain respects from reporting practices prescribed or permitted by the Department). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices differ from GAAP in that: (1) assets must be included in the statutory statements at "admitted asset value" and "nonadmitted assets" must be excluded through a charge against surplus; (2) policy acquisition costs are charged against income as incurred rather than being deferred and amortized over the terms of the related policies; (3) ceded reinsurance balances payable are reflected as a reduction of premiums in the course of collection rather than as a liability; (4) adjustments reflecting the revaluation of stocks are carried to the surplus account as unrealized investment gains or losses, without providing for Federal income taxes; and (5) the fixed maturities are carried at amortized cost instead of market value with no unrealized gain or loss reflected in surplus. The effects of these differences on stockholder's equity and net income are shown in Note 10.

               The Company received written approval from the Department to record Unearned Premium reserves in the amount of $1,654,848 at December 31, 1995 for the premium applicable to the unexpired portion of certain ultimate loss insurance policies, whereby coverage was extended to include runoff and to record Contract Funds On Deposit for the portion of funds allocated toward the payment of benefits collected pursuant to a bond insuring the payment of certain reimbursable unemployment compensation benefits on behalf of enrolled employers.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (c)    Consolidation Policy

               The accompanying financial statements include the accounts of the Company and

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        (d)    Investments

               Effective January 1, 1994, the Company adopted SFAS No. 115,
                  "Accounting for Certain Investments in Debt and Equity Securities" and has reported the cumulative effect of this accounting change, represented by the unrealized gain for available for sale securities of $1,016,646, net of the related deferred income taxes of $345,660 as an increase in shareholders' equity. Investments in fixed maturities held as available for sale are carried at fair value. The net unrealized holding gain or loss, net of applicable deferred taxes, is shown as a separate component of stockholders' equity, and is not included in the determination of net earnings. Prior to the adoption of SFAS No. 115, fixed maturities were reported at cost adjusted for the amortization of premium or discount and other than temporary market value declines. Investments in held to maturity fixed maturities, which include bonds and preferred stocks with mandatory redemption features, where the Company has the ability and intent to hold to maturity or put date, are carried at amortized cost. As permitted by the Financial Accounting Standards Board's Special Report entitled "A Guide to Implementation of Statement 115 an Accounting for Certain Investments in Debt and Equity Securities", the Company reassessed the appropriateness of its classifications of all securities held. As a result, the Company transferred additional securities from its held to maturity portfolio to available for sale.

               Available for sale equity securities, which include common stocks and preferred stocks without mandatory redemption features, are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. Short-term investments are reflected at cost which approximates fair value.

               Realized gains and losses on disposal of investments are
                  determined by the specific identification method and are included in investment income. The carrying value of investments is revised and the amount of revision is charged to net realized losses on investments when management determines that a decline in the value of an investment is other than temporary.

        (e)    Excess of Investment Over Net Assets of Subsidiary

               As allowed by generally accepted accounting principles, the excess of investment over net assets of Ohio Indemnity acquired is not being amortized as the acquisition took place on April 22, 1970, and there is no permanent diminution in value of such excess.

        (f)    Recognition of Premium Revenues and Related Expenses

               Insurance premiums are recorded as revenue over the period of risk assumed. For the Company's "Ultimate Loss Insurance" products, a form of physical damage blanket single interest insurance sold to lending institutions, premiums are earned in relation to the level of exposure assumed. For the surety and auto physical damage products, premiums are earned pro rata. The portion of premiums written applicable to the unexpired portion of insurance contracts is recorded in the balance sheet as unearned premiums.

        (g)    Acquisition costs

               During 1992, the Company started writing a new line of business and began capitalizing and amortizing certain policy acquisition costs incurred at policy issuance. Such costs are deferred and amortized over the term of the policy to the extent that these deferred costs can be recovered from future profits, including anticipated investment income related to the line of

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                  business. Certain other lines of business have acquisition costs that have not been deferred due to the uncertainty surrounding ultimate profit margins.

        (h)    Reserve for Unpaid Losses and Loss Adjustment Expenses

               Reserve for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses and estimates of losses incurred but not reported based upon past experience. The reserve also includes an estimate of the loss adjustment expenses to be incurred in the settlement of items provided for in the reserve for unpaid losses. These reserves are reported net of amounts recoverable from salvage and subrogation. Management believes the reserve for unpaid losses and loss adjustment expenses is adequate. Amounts recoverable from the reinsurer are estimated in a manner consistent with the reserve for unpaid losses and loss adjustment expenses and are recorded as a reinsurance receivable.

        (i)    Reinsurance

               The Company's reinsurance transactions are primarily attributable to premiums written in its automobile physical damage business, for which the Company seeks to reduce its loss exposure. The Company records its reinsurance transactions in accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

        (j)    Contract Funds on Deposit

               The Company has an agreement with a cost containment service firm involving a program designed to control the unemployment compensation costs of certain non-profit employers. Pursuant to this agreement, a bond has been issued insuring the payment of certain reimbursable unemployment compensation benefits on behalf of the employers enrolled in this program. Certain monies allocated toward the payment of these benefits are held by the Company. The Company and cost containment service firm share any redundancy resulting from the development of the claims to be paid from the contract funds held on deposit. The Company recognized $396,612 in redundant reserves which are included in other income in 1993. No redundant reserves were recognized in 1995 or 1994.

        (k)    Return Premiums Payable

               Return premiums payable are computed based upon a comparison of reported losses to expected losses with certain insured companies. If actual losses reported are less than expected losses, a return of premium is due to the insured.

        (l)    Depreciation and Amortization

               Furniture and fixtures are stated at cost and depreciated using the straight-line method over a five year useful life. Leasehold improvements are amortized over the remaining office lease term. Maintenance, repairs and minor renewals are charged directly to expense as incurred. When furniture and fixtures are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the accompanying statements of income.

        (m)    Earnings Per Share

               Earnings per share have been computed by dividing net income less requirements for preferred dividends by the weighted average number of common shares outstanding during the year, including outstanding convertible preferred stock and stock options, which are included as common stock equivalents.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

        (n)    Federal Income Taxes

               Bancinsurance Corporation files a consolidated federal income tax return with its subsidiaries. Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Accordingly, deferred tax liabilities and assets have been recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax benefits will be realized in future years.

        (o)    Disclosures about Fair Value of Financial Instruments

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

               Cash, short-term investments and securities purchased under agreements to resell:

                    For these short-term investments, the carrying amounts are reasonable estimates of fair value.

               Fixed maturities and equity securities:

                    Fair values are based upon quoted market prices or dealer
                       quotes for comparable securities.

               Note payable to bank:

                    Rates currently available to the Company for debt with
                       similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying amount is a reasonable estimate of fair value.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)     Investments

        The amortized cost and estimated fair values of investments in held to maturity and available for sale securities were as follows:

                                                                                 December 31, 1995
                                                           ----------------------------------------------------------------
                                                                               Gross            Gross
                                                            Amortized        Unrealized       Unrealized           Fair
                                                               Cost            Gains            Losses             Value
                                                           -----------       ----------       ----------        -----------
        Held to maturity:
           Fixed maturities:
              US Treasury securities and
                obligations of US
                government corporations
                and agencies                               $   797,938       $   12,062       $     -           $   810,000
              Obligations of states and
                political subdivisions                       2,510,191          120,333              435          2,630,089
              Other debt securities                             50,000             -                -                50,000
           Redeemable preferred stock                          900,000             -                -               900,000
                                                           -----------       ----------       ----------        -----------
                                                             4,258,129          132,395              435          4,390,089
                                                           -----------       ----------       ----------        -----------

        Available for sale:
           Fixed maturities:
              Obligations of states and
                political subdivisions                       8,958,651          300,277           13,551          9,245,377
              Corporate securities                             264,035           53,902             -               317,937
           Equity securities                                 3,175,130          334,149           44,075          3,465,204
                                                           -----------       ----------       ----------        -----------
                                                            12,397,816          688,328           57,626         13,028,518
                                                           -----------       ----------       ----------        -----------
                      Totals                               $16,655,945       $  820,723       $   58,061        $17,418,607
                                                           ===========       ==========       ==========        ===========





                                                                                December 31, 1994
                                                           ----------------------------------------------------------------
                                                                               Gross            Gross
                                                            Amortized        Unrealized       Unrealized           Fair
                                                               Cost            Gains            Losses             Value
                                                           -----------       ----------       ----------        -----------
        Held to maturity:
           Fixed maturities:
              US Treasury securities and
                obligations of US
                government corporations
                and agencies                               $   194,443       $     -          $    8,443        $   186,000
              Obligations of states and
                political subdivisions                       3,920,013             -             383,144          3,536,869
              Other debt securities                             50,000             -                -                50,000
           Redeemable preferred stock                        2,304,150             -                -             2,304,150
                                                           -----------       ----------       ----------        -----------
                                                             6,468,606             -             391,587          6,077,019
                                                           -----------       ----------       ----------        -----------
        Available for sale:
           Fixed maturities:
              Obligations of states and
                political subdivisions                      14,042,303          237,580          400,569         13,879,314
              Corporate securities                              66,250             -                -                66,250
           Equity securities                                 2,367,513           84,605          148,378          2,303,740
                                                           -----------       ----------       ----------        -----------
                                                            16,476,066          322,185          548,947         16,249,304
                                                           -----------       ----------       ----------        -----------
                      Totals                               $22,944,672       $  322,185       $  940,534        $22,326,323
                                                           ===========       ==========       ==========        ===========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

        The amortized cost and estimated fair value of investments in held to maturity and available for sale securities at December 31, 1995 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Held to Maturity                     Available for Sale
                                                      ---------------------------------------------------------------------
                                                       Amortized             Fair             Amortized            Fair
                                                          Cost              Value                Cost              Value
                                                      -----------        -----------         -----------        -----------
        Due in one year or less                       $   603,676        $   615,795         $   647,288        $   720,663
        Due after one year through
           five years                                   2,303,342          2,396,452           1,958,188          2,064,235
        Due after five years through
           ten years                                      300,676            327,842           6,487,210          6,644,516
        Due after ten years                               100,435            100,000             130,000            133,900
                                                      -----------        -----------         -----------        -----------
                                                        3,308,129          3,440,089           9,222,686          9,563,314

        Redeemable preferred stock                        900,000            900,000                -                  -
        Equity securities                                    -                  -              3,175,130          3,465,204
        Other debt securities                              50,000             50,000                -                  -
                                                      -----------        -----------         -----------        --------
                                                      $ 4,258,129        $ 4,390,089         $12,397,816        $13,028,518
                                                      ===========        ===========         ===========        ===========

        Gross investment income, including net realized gains and losses, is summarized below:

                                                                             1995                1994               1993
                                                                          ----------          ----------         ----------
           Held to maturity:
              Fixed maturities                                            $  253,804          $  (72,327)        $1,038,882
           Available for sale:
              Fixed maturities                                               642,621           1,339,751               -
              Equity securities                                              260,363             215,108            222,327
           Short-term investments                                            327,423             229,696            109,473
           Other                                                               8,043              15,587             17,917
                                                                          ----------          ----------         ----------
                Gross investment income                                   $1,492,254          $1,727,815         $1,388,599
                                                                          ==========          ==========         ==========

        Allfixed maturity investments were income producing for the years ended
           December 31, 1995, 1994 and 1993.

        Pre-tax net realized gains (losses) on investments were as follows for each of the years ended December 31:

                                                                             1995                1994               1993
                                                                          ----------          ----------         ----------
           Gross realized gains:
              Held to maturity: fixed maturities                          $    4,250          $      248         $   66,430
              Available for sale: fixed maturities                            56,881              96,317               -
              Equity securities                                               77,088              25,502             46,375
                                                                          ----------          ----------         ----------
                Total gains                                               $  138,219          $  122,067         $  112,805
                                                                          ==========          ==========         ==========

           Gross realized losses:

              Held to maturity: fixed maturities                          $   38,926          $     -            $      106
              Available for sale: fixed maturities                            58,363               4,370               -
              Equity securities                                               15,039               4,755              5,172
                                                                          ----------          ----------         ----------
                Total losses                                              $  112,328          $    9,125         $    5,278
                                                                          ==========          ==========         ==========

                Net realized gains (losses)                               $   25,891          $  112,942         $  107,527
                                                                          ==========          ==========         ==========

        From time to time, the Company purchases securities under agreements to resell the same securities (repurchase agreements). The amounts advanced under these agreements represent short-term loans. The fair value of the securities underlying the agreements approximates the carrying value.

        At December 31, 1995, investments having a par value of $3,420,000 were on deposit with various state insurance departments to meet their respective regulatory requirements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)     Deferred Policy Acquisition Costs

        Changes in deferred policy acquisition costs at December 31 are summarized as follows:

                                                                  1995                1994                1993
                                                               ----------          ----------          ----------
           Deferred, January 1                                 $  397,029          $  381,049          $  169,300

              Additions:
              Commissions                                        (121,972)          3,133,836           3,713,554
              Premium tax                                         126,889             715,195             681,358
              Salaries                                             14,099              68,844              65,624
              Ceding commissions                                  121,972          (3,133,836)         (3,713,554)
                                                               ----------          ----------          ----------
                                                                  538,017           1,165,088             916,282
           Amortization to expense                                538,017             768,059             535,233
                                                               ----------          ----------          ----------

           Deferred, December 31                               $     -             $  397,029          $  381,049
                                                               ==========          ==========          ==========


(4)     Note Payable to Bank

        As of December 31, 1995, the Company had a $10,000,000 revolving line of credit with a maturity date of May 1, 1999 and an outstanding balance of $5,616,132. The revolving credit agreement bears interest payable quarterly, at the bank's prime rate (8.5% per annum at December 31, 1995). Under the terms of the revolving line of credit agreement, the Company has provided the lending bank a collateral assignment of a $100,000 face value life insurance policy on the life of the President. The policy cash value at December 31, 1995, was $22,148.

(5)     Leases and Shared Expenses

         Ohio Indemnity leases its office facility and an automobile. The office facilities are shared with other affiliated entities and rental and bookkeeping expenses are allocated among them. This operating lease expires in 2000. BCIS Services leases its office facility under an operating lease that expires in 1996.

        Consolidated rental expenses under operating leases were $73,750 in each of the years 1995, 1994 and 1993, respectively.

        The future minimum lease payments required under these operating leases, as of December 31, 1995 follows:

                         Year Ending
                         -----------
                            1996                       $  128,661
                            1997                           99,971
                            1998                          100,791
                            1999                           95,083
                            2000                           81,667
                                                       ----------
                                                       $  506,173
                                                       ==========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(6)     Federal Income Taxes

         Deferred income taxes for 1995 and 1994 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences which give rise to the net deferred tax asset at December 31 are as follows:

                                                                                             1995           1994
                                                                                           --------       --------
         Deferred tax assets:
            Unpaid loss and loss adjustment
              expense reserves                                                             $ 26,985       $ 64,084
            Unearned premium reserves                                                       185,413        701,870
            Alternative minimim tax credit carryforward                                      91,726           -
            Unrealized losses on available for sale
              fixed maturities and equity securities                                           -            77,100
            Other                                                                              -             7,011
                                                                                           --------       --------
               Subtotal                                                                     304,124        850,065

         Deferred tax liabilities:
            Unrealized gains on available for sale fixed
              maturities equity securities                                                 (214,438)          -
            Discounting of anticipated salvage and
              subrogation                                                                    (4,919)          -
            Other                                                                           (29,144)        (4,753)
            Deferred acquisition costs                                                         -          (134,990)
                                                                                           --------       --------
               Net deferred tax asset                                                      $ 55,623       $710,322
                                                                                           ========       ========

        Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimate realizability of deferred tax assets. The Company has not recorded a valuation allowance, as the deferred tax assets are presently considered to be realizable based on expected reversal of the temporary differences.

        The provision for federal income taxes at December 31, consists of the following:

                                                                    1995                  1994                1993
                                                                 ----------            ----------          ----------
           Current                                               $ (278,189)           $  122,425          $  841,638

           Deferred                                                 454,887               212,978            (261,259)
                                                                 ----------            ----------          ----------

              Federal income tax expense                         $  176,698            $  335,403          $  580,379
                                                                 ==========            ==========          ==========

        The difference between income taxes provided at the Company's effective tax rate and the 34% federal statutory rate at December 31, is as follows:

                                                                             1995              1994               1993
                                                                          ---------         ---------          ---------
           Federal income tax at statutory rate                           $ 543,247         $ 901,815          $ 961,049
           Dividends received and tax exempt
              interest deductions                                          (359,821)         (450,523)          (360,728)
           Adjustment for utilization of capital
              loss carryforwards                                               -              (88,402)               -
           Other                                                             (6,728)          (27,487)           (19,942)
                                                                          ---------         ---------          ---------

           Federal income tax expense                                     $ 176,698         $ 335,403          $ 580,379
                                                                          =========         =========          =========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(7)     Profit Sharing Plan

        The Company has a profit sharing plan for all employees with six months of service. Contributions are determined annually by the Board of Directors. Contributions to the plan were $44,745, and $42,684 in 1994 and 1993, respectively. There was no contribution to the plan in 1995. See Note 20.

(8)     Stock Option Plan

        The Company has incentive stock option plans for all employees of the Company and its subsidiaries. Non-employee directors are also eligible to receive stock options under the plans. Activity in these plans were as follows:

                                                                        1995                                  1994
                                                             ------------------------------       ------------------------------
                                                               Number          Option price         Number         Option price
                                                             of shares           per share        of shares          per share
                                                             ----------        ------------       ---------        -------------
        Outstanding at beginning of year                        237,500         $.625-6.75          385,000         $.625-6.00
        Granted                                                  38,500           2.5-2.875          26,000          5.25-6.75
        Exercised                                               (76,500)         .625               (38,500)         .625
        Expired                                                    -                 -                 -                 -
        Canceled                                                   -                 -             (135,000)         .625-5.25
                                                             ----------                           ---------
        Outstanding at end of year                              199,500         $.625-6.75          237,500         $.625-6.75
                                                             ==========                           =========

        At December 31:                                         1995               1994
                                                             ----------         ----------
         Options exercisable                                    167,000            237,500
         Option price per share                              $.625-6.75         $.625-6.75
         Shares reserved for issuance                           655,000            731,500
         Remaining shares available for
           grant                                                455,500            494,000

        The Company has a 1984 Stock Option Plan for all employees of the Company and its subsidiaries. All options were granted before May 17, 1994 for a term of not more than ten years. The options for 155,000 shares outstanding at December 31, 1995 expire at various dates from 1996 through 2004 and range in option price per share from $.625 to $6.00.

        The 1994 Stock Option Plan (the "Plan") provides for the grant of options to purchase up to an aggregate of 500,000 shares, 100,000 shares for any one individual, of the common stock of the Company. Certain key employees, officers, and directors of, and consultants and advisors to, the Company and its subsidiaries are eligible to participate in the Plan. The Plan is administered by the Stock Option Committee which will determine to whom and when options will be granted along with the terms and conditions of the options. The options for 44,500 shares outstanding at December 31, 1995 expire at dates from 2004 to 2005 and range in option price per share from $2.50 to $6.75.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(9)     Dividend Restrictions

        Under Ohio law, insurance companies may only pay dividends to shareholders from shareholders' equity determined in accordance with statutory accounting practices. Further, Ohio law limits dividends to shareholders, without prior approval of the Department, to the greater of the prior year's statutory net income or 10% of statutory shareholders' equity. As of December 31, 1995, dividends from Ohio Indemnity in 1996 are limited to $2,660,432 without prior approval of the Department.

(10)    Statutory Shareholders' Equity and Net Income

        As of December 31, 1995, Ohio Indemnity's statutory surplus and net income determined in accordance with accounting practices prescribed or permitted by the Department differed from shareholders' equity and net income determined in accordance with GAAP by the following:

                                                                                        Shareholders'
                                                                                           Equity/                Net
                                                                                           Surplus               Income
                                                                                        -------------         -----------
              Statutory                                                                 $  17,564,066         $ 2,660,432
              Reconciling items:
                Non-admitted assets                                                             6,979                -
                Deferred acquisition costs                                                       -               (397,029)
                Deferred taxes                                                                169,806            (449,452)
                Unrealized gain on available for
                   sale fixed maturities                                                      340,627                -
                                                                                        -------------         -----------
                   GAAP                                                                 $  18,081,478         $ 1,813,951
                                                                                        =============         ===========

        As of December 31, 1994, Ohio Indemnity's statutory surplus differed from GAAP shareholders' equity by an amount of $4,287 in nonadmitted assets, $397,029 for deferred acquisition costs, $710,322 in deferred taxes and ($162,989) in unrealized loss on available for sale fixed maturities. Statutory net income for the year ended December 31, 1994 differed from GAAP net income by $15,980 for deferred acquisition costs, ($212,979) in deferred taxes and $175,000 in restatement for anticipated salvage and subrogation.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(11)    Reserve for Unpaid Losses and Loss Adjustment Expenses

        Activity in the reserve for unpaid losses and loss adjustment expenses is summarized as follows.

                                                                         1995                1994                1993
                                                                     ------------        ------------        ------------
              Balance at January 1                                   $  4,517,000        $  4,877,000        $  3,180,000
                Less reinsurance recoverables                           1,328,000           1,230,000             678,000
                                                                     ------------        ------------        ------------

              Net Balance at January 1                                  3,189,000           3,647,000           2,502,000
                                                                     ------------        ------------        ------------
              Incurred related to:
                Current year                                           12,513,000          15,036,000          12,340,000
                Prior years                                               247,000             529,000          (1,421,000)
                                                                     ------------        ------------        ------------

              Total incurred                                           12,760,000          15,565,000          10,919,000
                                                                     ------------        ------------        ------------
              Paid related to:
                Current year                                           10,659,000          12,188,000           8,870,000
                Prior years                                             3,577,000           3,835,000             904,000
                                                                     ------------        ------------        ------------

              Total paid                                               14,236,000          16,023,000           9,774,000
                                                                     ------------        ------------        ------------

              Net Balance at December 31                                1,713,000           3,189,000           3,647,000
                Plus reinsurance recoverables                             529,000           1,328,000           1,230,000
                                                                     ------------        ------------        ------------

              Balance at December 31                                 $  2,242,000        $  4,517,000        $  4,877,000
                                                                     ============        ============        ============


        As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and loss adjustment expenses increased by $247,000 in 1995 because of higher-than-anticipated losses and related legal expenses in connection with a discontinued product, and increased by $529,000 in 1994 because of higher-than-anticipated losses from the Automobile Insurance business. The provision for unpaid losses and loss adjustment expenses decreased by $1,421,000 in 1993 because of lower-than-anticipated losses from the Surety and Ultimate Loss Insurance business.

(12)    Reinsurance

        The Company maintains quota share reinsurance agreements, by which Ohio
           Indemnity cedes a portion of its insurance to a reinsurer. These arrangements limit the net claim liability potential arising from specific policies. These reinsurance agreements do not relieve the Company from its obligations to policyholders. Consequently, failure of the reinsurer to honor its obligations could result in losses to the Company. The Company currently recovers 50% of the paid losses and loss adjustment expense applicable to Automobile Physical Damage insurance policies.

        As of December 31, ceded reinsurance reduced commission expense incurred by $121,972, $3,137,726 and $3,732,890 in 1995, 1994 and 1993,
        respectively.

(13)    Related Parties

        Included in other assets at December 31, 1995 is a $15,000 loan to an officer/director of the Company. Interest only is payable in monthly installments at the rate of two points above prime through April 10, 1996. In addition, a $19,000 loan to an officer of Ohio Indemnity is included in other assets at December 31, 1995 and 1994. Interest only is payable in quarterly installments at the rate of two points above prime through December 1996. The carrying amounts of these loans are reasonable estimates of fair value.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

        During 1994, the Company entered into a Split Dollar Insurance Agreement with a bank, as trustee, for the benefit of an officer/shareholder and his spouse. The bank has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. At December 31, 1995, the Company had loaned the trustee $143,744 under this agreement for payment of insurance premiums. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest from any of the following sources; cash surrender value of the underlying insurance contracts, death benefits and/or the sale of 15,000 shares of the Company's common stock contributed by the officer/shareholder to the Trust.

(14)    Concentrations

        A single customer in the Ultimate Loss Insurance program represented $2,343,398, $2,425,234 and $1,515,200 of the Company's net premiums earned in 1995, 1994 and 1993, respectively.

        A single customer in the Surety program represented $1,074,126, $1,059,839 and $794,039 of the Company's net premiums earned in 1995, 1994 and 1993, respectively.

(15)    Quarterly Results of Operations (Unaudited)

        The Company's results of operations have varied, and in the future may vary from quarter to quarter principally because of fluctuations in underwriting results. Consequently, quarterly results are not necessarily indicative of full year results, nor are they comparable to the results of other quarters. The following table sets forth certain unaudited quarterly consolidated financial and operating data:

                                                                                     1995
                                                          --------------------------------------------------------------
                                                             First           Second            Third            Fourth
                                                            Quarter          Quarter          Quarter           Quarter
                                                          ----------       ----------       ----------        ----------
               Net premiums earned                        $6,281,912       $5,676,272       $4,367,224        $3,457,899
               Net investment and other
                  income                                     558,522          597,007          470,171           401,337
               Total revenues                              6,840,434        6,273,279        4,837,395         3,859,236
               Losses and operating
                  expenses                                 6,405,219        5,695,627        4,908,900         3,202,814
               Net income                                    386,966          470,722          114,814           448,584
               Net income per share                              .07              .08              .02               .07


                                                                                     1994
                                                          --------------------------------------------------------------
                                                             First           Second            Third            Fourth
                                                            Quarter          Quarter          Quarter           Quarter
                                                          ----------       ----------       ----------        ----------
               Net premiums earned                        $5,683,169       $6,524,956       $7,019,075        $6,308,624
               Net investment and other
                  income                                     638,089          454,206          506,937           541,502
               Total revenues                              6,321,258        6,979,162        7,526,012         6,850,126
               Losses and operating
                  expenses                                 5,685,013        5,996,581        6,669,480         6,673,086
               Net income                                    517,313          747,076          826,766           225,840
               Net income per share                              .09              .12              .14               .04

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(16)    Regulatory Standard

        During 1993, the National Association of Insurance Commissioners adopted a Risk Based Capital (RBC) test applicable to property and casualty insurers as of December 31, 1994. The RBC calculation serves as a benchmark of insurance enterprises' solvency by state insurance regulators by establishing statutory surplus targets which will require certain Company level or regulatory level actions. Based on the Company's analysis, it appears that the Company's total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. The Risk Based Capital provisions have not yet been enacted into the Ohio Revised Code.

(17)    Registration Expenses

        On March 17, 1993, Bancinsurance Corporation filed a registration statement with the SEC in connection with the proposed sale of additional shares of common stock. Later the offering was withdrawn and registration expenses of $415,390 were charged to operations during 1993.

(18)    Common Share Repurchase Program

        On November 13, 1995 the Board of Directors adopted a common share repurchase program. The program allows the Company to repurchase, from time to time, up to a total of 100,000 of its common shares. The program will expire on December 31, 1997. As of December 31, 1995, the Company repurchased 60,400 shares at an average price per share of $2.70 under this program. Repurchases have been and will continue to be funded by cash flows from operations.

(19)    Litigation

        The Company is routinely a party to litigation incidental to its business, as well as to other nonmaterial litigation. Management believes that no individual item of litigation, or group of similar items of litigation, including the matters referred to below, is likely to result in judgments that will have a material adverse effect on the financial condition or results of operations of the Company.

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

(20)    Subsequent Events

        On January 1, 1996, the Company implemented the Ohio Indemnity Company
           Employee 401(K) and Profit Sharing Plan (the "401(K) Plan"). The 401(K) Plan is available to full-time employees who meet the 401(K) Plan's eligibility requirements. Under the 401(K) Plan, the Company matches 50% of the qualified employee's contribution up to 6%. Concurrent with this implementation, the Company merged the Profit Sharing Plan, Note 7, into the Company's 401(K) Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

                                                                                                            Held position
                                                                                                             continually
Name                          Age        Position                                                               since
----                          ---        --------                                                           -------------

Si Sokol                      68         Chairman and Director of the Company and
                                           Ohio Indemnity                                                       1970
                                         President of the Company and Ohio Indemnity                            1980
                                         President BCIS Services, Inc.                                          1993


Saul Sokol                    75         Director of the Company and Ohio Indemnity                             1982


Daniel D. Harkins             66         Director of the Company and Ohio Indemnity                             1981


Milton O. Lustnauer           78         Director of the Company and Ohio Indemnity                             1981


James R. Davis                61         Director of the Company and Ohio Indemnity                             1987
                                         Vice President of the Company                                          1992
                                         Vice President BCIS Services, Inc.                                     1993


John S. Sokol                 33         Director of the Company and Ohio Indemnity                             1990
                                         Vice President of the Company                                          1993
                                         Vice President of Ohio Indemnity                                       1993

Stephen J. Toth               32         Vice President of Ohio Indemnity                                       1994
                                         Assistant Vice President of Ohio Indemnity                             1991

Sally J. Cress                41         Treasurer/Secretary of the Company and
                                           Ohio Indemnity                                                       1985
                                         Director of Ohio Indemnity                                             1992
                                         Treasurer/Secretary BCIS Services, Inc.                                1993


Si Sokol has been Chairman of the Board of Directors of the Company since 1970 and President since December 1980, and is also Chairman of the Board and President of Ohio Indemnity and President of BCIS Services, Inc. Mr. Sokol is also President and a Director of Westford Group, Inc., which is a holding company currently involved in the preparation of codes and publishing of municipal ordinances, and which has its common stock registered pursuant to
Section 12 of the Securities Exchange Act of 1934. Mr. Sokol is a Director of Fifth Third Bank of Columbus, Ohio and has previously served on the boards of a number of corporations including several national banks and a federally chartered savings and loan association located in the State of Ohio. Mr. Sokol is Saul Sokol's brother and John Sokol's father.

Daniel D. Harkins is a private investor. He also serves as a Director of Ohio Indemnity. Prior to 1987, Mr. Harkins was the owner and president of Ace Beverage Distributing Company. From 1973 to 1978, he served as General Sales Manager and International Sales Manager for several divisions of Ashland Chemical Co., and from 1978 to 1980, he served as a consultant for A. T. Kearney Inc., a management consulting firm.

Saul Sokol, brother of Si Sokol, is the owner of Sokol Insurance Agency. He is a chartered life underwriter (CLU) and a chartered property/casualty insurance underwriter (CPCU). He is the past president of the Columbus Life Underwriter's Association and the Columbus Chapter of Chartered Property/Casualty Underwriters. Mr. Sokol is a member of several local, state and national insurance associations. In addition, he has published a book for consumers dealing with insurance. Mr. Sokol also serves as a Director of Ohio Indemnity.

Milton O. Lustnauer is a private investor. He also serves as a Director of Ohio Indemnity. Mr. Lustnauer was co-founder of BBF, Inc., a restaurant chain, and served as Executive Vice President of that corporation from 1961 to 1969 when it was acquired by Borden Inc. Following the acquisition, he became President of BBF, Inc., a position he held from 1969 to 1973. He previously served as director of numerous corporations, including two banks.

James R. Davis joined the Company in 1989 as the Administrator of Ohio Indemnity's Bonded Service program and was elected a Vice President of the Company in 1992. He also serves as a Director of Ohio Indemnity and Westford Group, Inc. and as Vice President of BCIS Services. From 1986 to 1989, Mr. Davis served as an independent consultant to third party administrators of self-insured workers' compensation programs. He acted as President and Director of James R. Davis & Associates, Inc., a corporation providing cost management services, from 1980 to 1986, which he sold in 1985. He was President of Gates, McDonald & Company, a corporation providing cost management services from 1971 to 1979.

John Sokol, son of Si Sokol, became a Director of Bancinsurance Corporation and Ohio Indemnity Company in 1990. In addition, he has been Vice President of Bancinsurance Corporation and Ohio Indemnity since 1993. He also has served as Director of Westford Group, Inc. since 1990. He acted as Treasury Officer, Capital Markets, at The Chemical Banking Corp. of New York, formerly Manufacturers Hanover, from January 1992 to June 1993. From August 1989 to January 1992, he was an Associate, Corporate Banking at Manufacturers Hanover, now The Chemical Banking Corp., of New York. In May 1989, he received a Masters of Business Administration Degree from Vanderbilt University. From 1985 to 1987, he was a Client Services Manager with Financial Guaranty Insurance Company.

Sally J. Cress has served as the Secretary, Treasurer and principal accounting officer of the Company and Ohio Indemnity since March 1985. She also serves as Director of Ohio Indemnity and as Secretary and Treasurer of BCIS Services and Westford Group, Inc. Mrs. Cress is a Certified Public Accountant.

There are no arrangements or understandings between any of the officers and directors of the Company and other persons relating to their selections as officers and directors.

All Directors serve a term of one year or until their successors are elected and qualified. The officers are elected annually and serve at the discretion of the Board of Directors.

In October 1982, the Board of Directors of the Company established an Executive Committee. The Executive Committee has authority to take any action, other than filling vacancies on the Board of Directors or on any committee of the Board of Directors, that the Board of Directors may from time to time delegate to the Executive Committee. Messrs. Si Sokol, Harkins and Lustnauer currently serve as members of the Executive Committee.

In August 1989, the Board of Directors of the Company established an Investment Committee. The Investment Committee has the authority to review the Company's investment results and make recommendations on the Company's investments and investment strategies. Messrs. Si Sokol, Saul Sokol and Lustnauer currently serve as members of the Investment Committee.

In November 1992, the Company established an Audit Committee. The Audit Committee recommends the annual appointment of the Company's auditors, with whom the Audit Committee reviews the scope of the audit and nonaudit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company's internal control procedures. Messrs. John S. Sokol, Harkins and Lustnauer currently serve as members of the Audit Committee.

In June 1994, the Company established a Stock Option Committee to administer the 1994 Stock Option Plan. The Committee consists solely of directors who are not, and have never been, employees of, or paid consultants or advisors to, the Company. The Committee is authorized to determine to whom and at what time options may be granted. The Committee determines the number of shares subject to option, the duration of the option, the per share exercise price, the rate and manner of exercise, and whether the option is intended to be a Nonqualified Option or an Incentive Option. Messrs. Harkins and Lustnauer currently serve as members of the Stock Option Committee.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission (SEC). Copies of the reports are required by SEC regulation to be furnished to the Registrar. Based on its review of such reports and written representations from reporting persons, the Company believes that, during fiscal 1995, all filing requirements were complied with.

Item 11.       Executive Compensation

The following table sets forth the compensation paid by the Corporation and its principal subsidiaries to the Corporation's Chief Executive Officer and the executive officers whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 1995, 1994 and 1993, respectively.

                                                 SUMMARY COMPENSATION TABLE

                                                     Annual                      Long Term Compensation
                                                                                 ----------------------
                                                  Compensation                          Awards
                                             -----------------------             -----------------------
(a)                            (b)             (c)            (d)                        (g)                       (i)
Name and                                                                                                         All Other
Principal                                     Salary         Bonus               Securities Underlying         Compensation
Position                      Year             ($)            ($)                    Options (#)                  ($)(1)
----------------------------------------------------------------------------------------------------------------------------
SI SOKOL(2)
Chairman,
President

Chief Executive               1995           215,000         20,000                        0                          699
Officer                       1994           195,000         30,000                        0                        9,595
                              1993           185,000         40,000                        0                       13,500

JAMES R. DAVIS
Vice President                1995           110,100         40,000                   10,000                        5,400
                              1994           100,000         20,000                        0                       11,400
                              1993            93,600         15,000                   10,000                        5,616





(1) Represents, for each named executive, the amount of the Corporation's contributions to the Ohio Indemnity Company Employee Profit Sharing Plan, effective January 1, 1986, as to which Messrs. Sokol and Davis are 100% vested as of December 31, 1995. There was no contribution to the plan in 1995. Additionally, Mr. Davis is entitled to annual reimbursement for automobile expenses of $5,400 per annum, and, for Mr. Sokol, costs associated with the term portion of a split dollar life insurance policy, which premium equaled $699 and $595 for 1995 and 1994, respectively.

(2) The aggregate annual premium of Mr. Sokol's split dollar life insurance policy is comprised of a term and a whole life portion, of which the whole life portion is treated as an interest-free loan. The premium for the whole life portion of Mr. Sokol's split dollar life insurance policy equaled $71,020 and $71,430 for 1995 and 1994, respectively, and has not been included in the Summary Compensation Table. The aggregate annual premiums associated with the split dollar life insurance policy are to be repaid, in full, upon the second-to-die of Mr. and Mrs. Sokol. See Item 13 and Note 13 to the Notes to Consolidated Financial Statements.

The following table sets forth certain information regarding stock options granted to the executive officers named in the Summary Compensation Table during the Corporation's 1995 fiscal year and the exercise price and expiration date of the options granted to such executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                                Potential
                                                                                                                Realized
                                                                                                                Value at
                                                                                                             Assumed Annual
                                                                                                             Rates of Stock
                                                                                                                  Price
                                                                                                               Appreciation
                                                                                                                   for
                                                      Individual Grants                                   Option term(2)(3)
----------------------------------------------------------------------------------------------------------------------------
(a)                                (b)               (c)                  (d)                (e)               (f)    (g)
                               Numbers of             % of
                               Securities        Total Options
                               Underlying          Granted to
Name                            Options           Employees in         Exercise          Expiration
                              Granted (#)         Fiscal Year      Price ($/Sh)(1)          Date              5%($)  10%($)
----------------------------------------------------------------------------------------------------------------------------
Si Sokol                           0                     0                0                    0              0         0

James R. Davis(4)               10,000                 26.0              2.50         December 20, 2005    40,722    64,844

-------------
(1) The option price is the fair market value of the Company's common stock on the date of grant, determined in accordance with the 1994 Stock Option Plan (i.e., the closing sales price per share on the NASDAQ National Market on that date).

(2) The dollar amounts in these columns are the product of (a) the difference between (1) the product of $2.50 (the per share market price on the date of grant) and the sum of 1 plus the assumed rate of appreciation (5% and 10%) compounded over the term of the option (ten years) and (2) $2.50 (the per share exercise price) and (b) the number of shares underlying the grant at the end of fiscal 1995.

(3) The appreciation rates stated are arbitrarily assumed, and may or may not reflect actual appreciation in the stock price over the life of the option. Regardless of any theoretical value which may be placed on a stock option, no increase in its value will occur without an increase in the value of the underlying shares. Whether such an increase will be realized will depend not only on the efforts of the recipient of the option, but also on the conditions in the Company's industry and market area, competition, and general and local economic conditions, over which the optionee may have little or no control.

(4) This option was granted December 21, 1995 and will vest 20% every year over a five year period.

The following table sets forth certain information regarding stock options exercised by the executive officers named in the Summary Compensation Table during the Corporation's 1995 fiscal year and the year-end values of unexercised options held by such executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

(a)                                 (b)                         (c)                  (d)                         (e)

                                                                                                               Value of
                                                                                   Number of                  Unexercised
                                                                                  Unexercised                In-the-Money
                                                                              Options at Fiscal           Options at Fiscal
                                                                                 Year End (#)               Year End ($)(2)
                                 Shares                        Value
                               Acquired on                    Realized            Exercisable/                 Exercisable/
Name                           Exercise (#)                   ($)(1)             Unexercisable                Unexercisable
----------------------------------------------------------------------------------------------------------------------------
Si Sokol                               0                         0                   0 / 0                        0 / 0

James R. Davis                         0                         0              25,000 / 10,000                   0 / 0

------------
(1) Represents the difference between the per share fair market value on the date of exercise and the per option exercise price, multiplied by the number of shares to which the exercise relates.

(2) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

Compensation of Directors:

Ohio Indemnity paid each non-employee director $400 per meeting attended in 1995 plus a $1,000 retainer. Employee directors did not receive additional compensation for serving as directors. Non-employee members of the Audit Committee received $200 per meeting attended in 1995.

Compensation Pursuant to Plans:

Incentive Stock Option Plan

The Company has a 1984 Stock Option Plan (the "1984 Plan"), to encourage stock ownership by employees of the Company and its subsidiaries, and other individuals who are not employees, such as directors, consultants and advisors, by granting them stock options. Options were authorized under the 1984 Plan for a maximum of 600,000 common shares. The 1984 Plan is administered by the Board of Directors who determined the persons who were granted options and the number of shares granted under each option. All options were required to be granted on or before May 17, 1994 and were required to be for a term of not more than ten years. Options for all 600,000 shares authorized under the 1984 Plan were granted.

The option price was not less than the fair market value of the shares for which the option was granted on the date on which it was granted. Upon the exercise of an option, the share must be paid for in full, either in case or by delivery of shares having a fair market value equal to the shares being purchased. At December 31, 1995, seven persons held stock options under the 1984 Plan.

The Company adopted the 1994 Stock Option Plan (the "1994 Plan") at the June 14, 1994 Annual Meeting of Shareholders that provides for the grant of options to purchase up to an aggregate of 500,000 shares, 100,000 shares for any one individual, of the common stock of the Company. Certain key employees, officers, and directors of, and consultants and advisors, to the Company an its subsidiaries are eligible to participate in the 1994 Plan. The 1994 Plan is administered by the Stock Option Committee which will determine to whom and when options will be granted along with the terms and conditions of the options. At December 31, 1995, eight persons held options under the 1994 Plan.

The table below sets forth information as of December 31, 1995 regarding the number of shares of common stock of the Company subject to option, the per share exercise price for such shares and the expiration date of such options.

Shares Subject To Option                               Exercise Price Per Share               Expiration Date
------------------------                               ------------------------               ---------------
            20,000                                     $ 1.125                                September 3, 1996
            15,000                                     $ 1.9375                               April 1, 1997
             5,000                                     $ 0.625                                August 23, 1997
            20,000                                     $ 0.625                                June 4, 2000
            15,000                                     $ 1.125                                September 3, 2001
            10,000                                     $ 1.9375                               April 1, 2002
            60,000                                     $ 6.00                                 December 16, 2003
            10,000                                     $ 5.25                                 May 5, 2004
             6,000                                     $ 6.75                                 June 14, 2004
             6,000                                     $ 2.875                                June 14, 2005
            32,500                                     $ 2.50                                 December 20, 2005

During 1995, options for 38,500 shares were granted. As of December 31, 1995, options for 445,000 shares have been exercised or canceled in connection with the 1984 Stock Option Plan.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for employee stock options and similar equity instruments. Hwoever, SFAS No. 123 also allows an entity to continue to account for these plans according to Accounting Principals Board Opinion No. 25 (APB 25), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company expects to continue to measure compensation cost related to employee stock purchase options using APB 25 and will provide pro forma disclosures as required. This statement is effective for the year ended December 31, 1996.

Profit Sharing Plan

The Ohio Indemnity Company Employee Profit Sharing Plan, effective January 1, 1986, allows all eligible employees of the Company to share in the profits of the Company. An employee is eligible to participate in the Profit Sharing Plan as of January 1st of the year following the later of the completion of six months of service or the attainment of age 21. The Company contribution to the Profit Sharing Plan is determined by resolution of the Board of Directors of the Company. The contribution allocated to each participant is based upon the ratio that the total eligible compensation bears to the total eligible compensation of all participants. Twenty percent of each eligible employee's account balance vests after two years of service, and an additional 20% of each eligible employee's account balance vests for each additional year of service for the next four years. Contributions to the Profit Sharing Plan are invested in annuity or life insurance contracts for eligible employees. There was no accrued contribution to the Profit Sharing Plan for the fiscal year ended December 31, 1995.

On January 1, 1996, the Company implemented the Ohio Indemnity Company Employee 401(K) and Profit Sharing Plan (the "401(K) Plan"). The 401(K) Plan is available to full-time employees who meet the 401(K) Plan's eligibility requirements. Under the 401(K) Plan, the Company matches 50% of the qualified employee's contribution up to 6%. Concurrent with this implementation, the Company merged the Profit Sharing Plan into the Company's 401(K) Plan.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth: (i) the name and address of each person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities and the name of each director and each officer named in the Summary Compensation Table of the Company; and (ii) the number and percent of the Company's common shares beneficially owned by each such person and by all directors and the officers named in the Summary Compensation Table of the Company as a group as of December 31, 1995:

 Name and Address                                      Number of Shares                 Percent
  of Beneficial                                          Beneficially                      of
      Owner                                                Owned(1,2)                   Class(2)
----------------                                       ----------------                 --------
Barbara K. Sokol                                           2,906,900(3)                  50.1%
2346 Fishinger Road
Columbus, Ohio  43221

Si Sokol                                                   2,906,900(3)                  50.1%
Chairman, Director and President
2346 Fishinger Road
Columbus, Ohio  43221

John S. Sokol                                               257,140(3,4)                  4.4%
Director and Vice President
2346 Fishinger Road
Columbus, Ohio  43221

Daniel D. Harkins                                             59,000(4)                   1.0%
Director
4369 Donington Road
Columbus, Ohio  43220

Milton O. Lustnauer                                          411,560(4)                   7.1%
Director
3391 Stonehenge Court
Columbus, Ohio  43221

James R. Davis                                                40,000(4)                   0.7%
Director and Vice President
6064 Olentangy River Road
Worthington, Ohio  43085

Saul Sokol                                                   365,850(4)                   6.3%
Director
360 South Roosevelt
Columbus, Ohio  43209

All Directors and
Officers as a group
(seven persons)                                            3,880,910(4)                  65.8%

(1) Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.

(2) Calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of December 31, 1995.

(3) Includes 2,252,780 common shares owned by Barbara K. Sokol, of which 634,620 shares are owned by her as trustee for her children including 211,540 as trustee for John Sokol, her son, and 654,120 common shares owned by Si Sokol, her husband. Included in both Mr. and Mrs. Sokol's shares are 15,000 indirectly owned shares that were contributed, 7,500 from each, to the Si and Barbara K. Sokol Irrevocable Trust (Fifth Third Bank as Trustee) in connection with a split-dollar insurance policy on the life of Mr. and Mrs. Sokol, for the benefit of their three children, including 5,000 as pledged through a collateral agreement for John Sokol, over which John Sokol shares no investment control over the Trust. The rules of the Securities and Exchange Commission require that Mr. and Mrs. Sokol's shares be aggregated for purposes of this disclosure; however, Mr. and Mrs. Sokol each disclaim any beneficial ownership of the other's shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

(4)     Includes 30,000, 4,000, 4,000, 25,000 and 4,000 common shares each for
        Messrs. John Sokol, Harkins, Lustnauer, Davis and Saul Sokol and 117,000 common shares for all directors and officers of the Company as a group which may be purchased pursuant to stock options exercisable within 60 days of December 31, 1995.

Item 13.  Certain Relationships and Related Transactions

In May 1994, the Company entered into a Split Dollar Insurance Agreement ("Agreement") with the Fifth-Third Bank of Columbus as Trustee ("Trustee") for the benefit of Si Sokol, the Company's Chief Executive Officer, and his spouse, Barbara K. Sokol (the "Insureds"). Pursuant to the Agreement, the Trustee has acquired a second-to-die policy on the lives of the Insureds, in the aggregate face amount of $2,700,000. The aggregate annual premium is comprised of a term and a whole life portion, of which the whole life portion is treated as an interest-free loan with the insurance policy assigned to the Company as collateral to secure the Company's interest in the policy. The term and whole life portion of the split dollar life insurance policy equaled $699 and $71,020, respectively, for 1995. All premiums paid by the Company in connection with the split dollar life insurance policy are to be repaid, in full, without interest, upon the death of the second-to-die of the Insureds. In addition, Mr. and Mrs. Sokol have contributed 15,000 shares of the Company's Common Stock to the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (the "Trust"), and the Trust has pledged such shares to secure the Trustee's rights under the Agreement.

See Item 2, Properties.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    Exhibits

               3(a)      Amended Articles of Incorporation (reference is made to
                         Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

               3(b)      Amended Code of Regulations (reference is made to
                         Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0- 8738), which is incorporated herein by reference).

               10(a)     Amended Tax Allocation Agreement (reference is made to
                         Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

               10(b) Private Passenger Automobile Physical Damage Quota Share Reinsurance Agreement between Ohio Indemnity Company and North American Reinsurance Corporation (reference is made to Exhibit 10(d) of Form 10-K/A for the fiscal year ended December 31, 1992 (file number 0-
                         8738), which is incorporated herein by reference).

               10(c) Amended and Restated Unemployment Compensation Administration Agreement Between Ohio Indemnity Company and The Gibbens Co., Inc. (The Company has requested that portions of this Exhibit be given confidential treatment.) (reference is made to Exhibit 10(e) of Form 10-K/A for the fiscal year ended December 31, 1992 (file number 0- 8738), which is incorporated herein by reference).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

               The following are management contracts and compensatory plans and arrangements in which directors or executive officers participate:

               10(d)     Employee Profit Sharing Plan (reference is made to
                         Exhibit 10(a) of Form 10-K for the fiscal year ended December 31, 1986 (file number 0- 8738), which is incorporated herein by reference).

               10(e) 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0- 8738), which is incorporated herein by reference).

               10(f) 1994 Stock Option Plan - (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

                21      Subsidiaries of the Company, as of December 31, 1995.

                23 Consents of independent accountants to incorporation of their opinions by reference in Registration Statement on Form S-8.

               27        Financial Data Schedule.

        (b)    Financial Statement Schedules

               Included in Part IV of this report:

                           Schedule   I --  Summary of investments - other than
                                            investments in related parties
                           Schedule  II --  Condensed financial information of
                                            Bancinsurance Corporation (Parent
                                            Company Only)

                Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

        (c)     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                    BANCINSURANCE CORPORATION AND SUBSIDIARY

Schedule I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT IN RELATED PARTIES

                                             December 31, 1995
-----------------------------------------------------------------------------------------------------------------
                     Column A                                  Column B            Column C            Column D
               Type of Investment                              Cost (1)              Fair         Amount at which
                                                                                     Value         shown in the
                                                                                                   balance sheet
-----------------------------------------------------------------------------------------------------------------
Held to maturity:
   Fixed maturities:
      Governments                                            $   797,938          $   810,000        $   797,938
      States, Territories and
         Possessions                                             404,070              415,203            404,070
      Political Subdivisions of States,
         Territories and Possessions                             451,133              489,648            451,133
      Special Revenue                                          1,654,988            1,725,238          1,654,988
      Other debt securities                                       50,000               50,000             50,000
   Redeemable preferred stocks:
      Public Utilities                                           400,000              400,000            400,000
      Industrial and Miscellaneous                               500,000              500,000            500,000
                                                             -----------          -----------        -----------
                   Total Held to maturity                      4,258,129            4,390,089          4,258,129
                                                             -----------          -----------        -----------
Available for sale:
   Fixed maturities:
      States, Territories and
         Possessions                                           1,170,565            1,189,573          1,189,573
      Political Subdivisions of States,
         Territories and Possessions                           1,754,949            1,833,268          1,833,268
      Special Revenue                                          6,033,137            6,222,536          6,222,536
      Industrial and Miscellaneous                               264,035              317,938            317,938

   Equity securities:
      Nonredeemable preferred stocks:
         Public Utilities                                        300,750              295,050            295,050
         Banks, Trust and Insurance
            Companies                                            595,000              766,150            766,150
         Industrial and Miscellaneous                          1,895,500            1,924,950          1,924,950

      Common stocks:
         Public Utilities                                            -                   -                  -
         Banks, Trust and Insurance
            Companies                                            102,675              101,428            101,428
         Industrial and Miscellaneous                            281,205              377,625            377,625
                                                             -----------          -----------        -----------
                   Total Available for sale                   12,397,816           13,028,518         13,028,518
                                                             -----------          -----------        -----------

Short-term investments                                         4,942,924            4,942,924          4,942,924
Securities purchased under agreements
   to resell                                                   1,158,571            1,158,571          1,158,571
                                                             -----------          -----------        -----------

                   Total investments                         $22,757,440          $23,520,102        $23,388,142
                                                             ===========          ===========        ===========


(1) Original cost of equity securities, adjusted for any permanent write downs, and, as to fixed maturities, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                           December 31, 1995 and 1994

                         Assets                                                              1995                   1994
                         ------                                                          -----------            -----------
Cash                                                                                     $    14,182            $    14,867

Investment in subsidiaries                                                                18,398,880             16,657,626

Other                                                                                      1,115,705              1,464,867
                                                                                         -----------            -----------

                                                                                         $19,528,767            $18,137,360
                                                                                         ===========            ===========
          Liabilities and Shareholders' Equity

Note payable to bank (See Note 4 of the Notes
   to the Consolidated Financial Statements)                                             $ 5,616,132            $ 5,916,132

Other                                                                                        202,225                382,804

Shareholders' equity                                                                      13,710,410             11,838,424
                                                                                         -----------            -----------
                                                                                         $19,528,767            $18,137,360
                                                                                         ===========            ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                  Years Ended December 31, 1995, 1994, and 1993

                                                                           1995                1994                 1993
                                                                        ----------          ----------           ----------
Dividends from Subsidiaries                                             $  600,000          $  600,000           $     -
Other income                                                                52,236              36,365               57,598

General and administrative expenses                                       (605,132)           (761,765)            (882,424)
                                                                        ----------          ----------           ----------
              Net income (loss) before income
                tax benefit and equity in
                earnings of subsidiaries                                    47,104            (125,400)            (824,826)

Income tax benefit                                                        (198,655)           (295,236)            (382,357)
                                                                        ----------          ----------           ----------
              Net income (loss) before equity in
                earnings of subsidiaries                                   245,759             169,836             (442,469)

Equity in undistributed earnings of
   subsidiaries                                                          1,175,327           2,147,159            2,737,291
                                                                        ----------          ----------           ----------

Net income                                                              $1,421,086          $2,316,995           $2,294,822
                                                                        ==========          ==========           ==========

              BANCINSURANCE CORPORATION AND SUBSIDIARIES

           Schedule II - CONDENSED FINANCIAL INFORMATION OF
            BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF CASH FLOWS

             Years Ended December 31, 1995, 1994, and 1993

                                                                              1995               1994               1993
                                                                           ----------         ----------         ----------
Cash flows from operating activities:
   Net income                                                              $1,421,086         $2,316,995         $2,294,822
   Adjustments to reconcile net income to net
       cash used in operating activities:
          Equity in undistributed net earnings
             of subsidiaries                                               (1,175,327)        (2,147,159)        (2,737,290)
          Deferred federal income tax expense                                 108,747               -                  -
          (Increase) decrease in notes
             receivable                                                        28,602             (1,622)            15,393
          Increase in loans to affiliates                                     (71,719)           (72,025)              -
          Increase in accounts receivable from
             subsidiaries                                                     (29,585)          (143,500)          (336,590)
          (Increase) decrease in prepaid federal
             income taxes                                                     291,632           (502,575)          (110,545)
          (Increase) decrease in other assets                                  21,486             38,982            (49,012)
          Increase (decrease) in accounts
             payable to subsidiaries                                         (259,168)            46,339            216,302
          Increase (decrease) in other
             liabilities                                                       78,587              9,012           (100,691)
                                                                           ----------         ----------         ----------
              Net cash used in operating
                activities                                                    414,341           (455,553)          (807,611)
                                                                           ----------         ----------         ----------
Cash flows from investing activities:
   Investment in subsidiaries                                                    -                  -            (1,050,008)
                                                                           ----------         ----------         ----------
          Net cash provided by (used in)
              investing activities                                               -                  -            (1,050,008)
                                                                           ----------         ----------         ----------




                                                                     (Continued)

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
           BANCINSURANCE CORPORATION (PARENT COMPANY ONLY), Continued

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                                                                              1995               1994               1993
                                                                           ----------         ----------         ----------
Cash flows from financing activities:
   Proceeds from notes payable to bank                                      5,100,000            850,000          7,896,132
   Repayments of notes payable to bank                                     (5,400,000)          (250,000)        (6,080,000)
   Proceeds from stock options exercised                                       47,812             24,063             15,625
   Acquisition of treasury stock                                             (162,838)          (165,000)              -
                                                                           ----------         ----------         ----------

              Net cash provided by (used in)
                financing activities                                         (415,026)           459,063          1,831,757
                                                                           ----------         ----------         ----------
Net increase (decrease) in cash                                                  (685)             3,510            (25,862)
                                                                           ----------         ----------         ----------
Cash at beginning of year                                                      14,867             11,357             37,219
                                                                           ----------         ----------         ----------
Cash at end of year                                                        $   14,182         $   14,867         $   11,357
                                                                           ==========         ==========         ==========
Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                                $  453,855         $  405,071         $  207,624
   Income taxes                                                                20,000            625,000          1,025,000
                                                                           ==========         ==========         ==========

                                                         Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Bancinsurance Corporation
                                                  (Company)

                                                   By     Si Sokol
                                                       ---------------
                                                          Si Sokol
                                                   Chairman of Board of
                                                   Directors, President
                                                   (principal executive officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

 3/15/96             Si Sokol               3/15/96          Sally Cress
---------     --------------------------   ---------  --------------------------
  DATE               Si Sokol                DATE            Sally Cress
                Chairman of Board of                     Treasurer, Secretary
              Directors, President and                  Chief Financial Officer
               Chief Executive Officer                   and Chief Accounting
                                                                 Officer

 3/15/96         Daniel D. Harkins          3/15/96       Milton O. Lustnauer
---------     --------------------------   ---------  --------------------------
  DATE           Daniel D. Harkins           DATE         Milton O. Lustnauer
                     Director                                  Director

 3/15/96           Saul Sokol               3/15/96         James R. Davis
---------     --------------------------   ---------  --------------------------
  DATE             Saul Sokol                DATE           James R. Davis
                    Director                                   Director

 3/15/96           John S. Sokol
---------     --------------------------
  DATE             John S. Sokol
                     Director

                                INDEX OF EXHIBITS

        The following is the Index of Exhibits required by Item 601 of Regulation S-K.

Exhibit No.                    Description                              Page No.
-----------                    -----------                              --------

3(a)    Amended Articles of Incorporation (reference is made to
        Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b) Amended Code of Regulations (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10(a) Amended Tax Allocation Agreement (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b) Private Passenger Automobile Physical Damage Quota Share Reinsurance Agreement between Ohio Indemnity Company and North American Reinsurance Corporation (reference is made to Exhibit 10(d) of Form 10-K/A for the fiscal year ended December 31, 1992 (file number 0-8738), which is incorporated herein by reference).

10(c) Amended and Restated Unemployment Compensation Administration Agreement between Ohio Indemnity Company and The Gibbens Co., Inc. (The Company has requested that portions of this Exhibit be given confidential treatment.) (references is made to
        Exhibit 10(e) of Form 10-K/A for the fiscal year ended December 31, 1992 (file number 0-8738), which is incorporated herein by reference).

        The following are management contracts and compensatory plans and arrangements in which directors or executive officers participate:

10(d) Employee Profit Sharing Plan (reference is made to Exhibit 10(a) of Form 10-K for the fiscal year ended December 31, 1986 (file number 0-8738), which is incorporated herein by reference).

10(e) 1984 Stock Option Plan (reference is made to exhibit 10(d) of From 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10(f) 1994 Stock Option Plan - (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

21      Subsidiaries of the Company, as of December 31, 1995.               66

23      Consent of independent accountants to incorporation of their
        opinion by reference in Registration Statement on Form S-8.         67

27      Financial Data Schedule.                                            68