Form 10-Q
period 1996-03-31
BANCINSURANCE CORP
filed 1996-05-14
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   March 31, 1996        Commission File Number 0-8738
                 -----------------        -----------------------------

                            BANCINSURANCE CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                               31-0790882
- -------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  20 EAST BROAD STREET, COLUMBUS, OHIO                              43215
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code                (614) 228-2800
                                                               ----------------



                                    NONE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X       NO
                                             -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             CLASS                              OUTSTANDING AT MARCH 31, 1996
- -------------------------------               -------------------------------
Common stock, without par value                           5,785,049

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                 Page No.
PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

         Consolidated Balance Sheets as of
                  March 31, 1996 (unaudited) and December 31, 1995                                        3


         Consolidated Statements of Income for the
                  three Months Ended March 31, 1996 and 1995 (unaudited)                                  5


         Consolidated Statements of Cash Flows for the
                  three Months Ended March 31, 1996 and 1995 (unaudited)                                  6

         Notes to Consolidated Financial Statements (unaudited)                                           8


  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           9



PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                                                               15

  Item 2. Changes in Securities                                                               Not Applicable

  Item 3. Default Upon Senior Securities                                                      Not Applicable

  Item 4. Submission of Matters to a Vote
                  of Security Holders                                                         Not Applicable

  Item 5. Other Information                                                                   Not Applicable

  Item 6. Exhibits and Reports on Form 8-K                                                                16

  Signatures                                                                                              17

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                         March 31,             December 31,
                            ASSETS                                                          1996                   1995
                            ------                                                      -----------            -------------
                                                                                        (Unaudited)

Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $3,759,580 in 1996 and $4,390,089 in 1995)                                     $ 3,658,918             $ 4,258,129

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $9,479,399 in 1996 and $9,222,686 in 1995)                                       9,757,262               9,563,314

       Equity securities, at fair value (cost $3,790,263
         in 1996 and $3,175,130 in 1995)                                                  4,132,078               3,465,204

     Short-term investments, at cost which
       approximates fair value                                                            4,456,525               4,942,924

     Securities purchased under agreements to resell                                      1,255,472               1,158,571
                                                                                        -----------             -----------
                        Total investments                                                23,260,255              23,388,142
                                                                                        -----------             -----------
Cash                                                                                      1,197,596                 482,405

Premiums receivable                                                                         665,962                 400,397

Reinsurance receivable                                                                      283,581                 528,726

Reinsurance recoverable on paid losses                                                      358,305                 525,102

Deferred policy acquisition costs                                                           347,597                    -

Prepaid reinsurance premiums                                                                 45,000                 514,662

Premium taxes receivable                                                                    128,359                 138,632

Loans to affiliates                                                                         143,744                 143,744

Furniture, fixtures and leasehold improvements, net                                         117,840                 129,490

Excess of investment over net assets of subsidiaries                                        753,738                 753,738

Deferred federal income taxes                                                                84,499                  55,623

Prepaid federal income taxes                                                                124,435                 321,488

Accrued investment income                                                                   283,608                 231,276

Other assets                                                                                104,133                 136,809
                                                                                        -----------             -----------
                        Total assets                                                    $27,898,652             $27,750,234
                                                                                        ===========             ===========

                                                                                                                   (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                         March 31,             December 31,
           LIABILITIES AND SHAREHOLDERS' EQUITY                                             1996                   1995
           ------------------------------------                                         -----------            ------------
                                                                                        (Unaudited)

Reserve for unpaid losses and loss adjustment
     expenses                                                                           $ 1,884,788             $ 2,241,881
Unearned premiums                                                                         3,254,765               2,997,334
Contract funds on deposit                                                                 1,574,893               1,809,012
Return premiums payable                                                                      11,326                  19,488
Reinsurance premiums payable                                                                501,163                 392,716
Note payable to bank                                                                      5,716,132               5,616,132
Taxes, licenses, and fees payable                                                            53,291                  54,552
Commissions payable                                                                         310,516                 341,112
Amount due to stock broker                                                                     -                    143,038
Other                                                                                       412,659                 424,559
                                                                                        -----------             -----------
              Total liabilities                                                          13,719,533              14,039,824
                                                                                        -----------             -----------

Commitments and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or
          outstanding                                                                          -                       -
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                                          -                       -
     Common stock without par value;  authorized
       20,000,000 shares; 5,878,277 shares issued                                           315,567                 315,567
     Additional paid-in capital                                                           1,466,753               1,466,753
     Net unrealized gain on investments                                                     408,987                 416,263
     Retained earnings                                                                   12,240,857              11,699,436
                                                                                        -----------             -----------
                                                                                         14,432,164              13,898,019
     Less: Treasury stock, at cost (93,228 common
                 shares at March 31, 1996 and 71,728
                 at December 31, 1995)                                                     (253,045)               (187,609)
                                                                                        -----------             -----------
              Total shareholders' equity                                                 14,179,119              13,710,410
                                                                                        -----------             -----------
              Total liabilities and shareholders' equity                                $27,898,652             $27,750,234
                                                                                        ===========             ===========





See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,

                                                                                            1996                    1995
                                                                                         ----------              -------
Income:
     Premiums written                                                                    $3,603,751              $9,180,818
     (Increase) decrease in unearned premiums                                              (257,432)                133,542
                                                                                         ----------              ----------
            Premiums earned                                                               3,346,319               9,314,360
     Premiums ceded                                                                        (450,970)             (3,032,448)
                                                                                         ----------              ----------
            Net premiums earned                                                           2,895,349               6,281,912

     Investment income (net of expenses of $20,177 and
       $48,663 respectively)                                                                339,427                 380,423
     Net realized gain on investments                                                         3,189                  14,628
     Claims administration fees                                                             132,883                 135,454
     Other income                                                                           116,979                  28,017
                                                                                         ----------              ----------
            Total revenue                                                                 3,487,827               6,840,434
                                                                                         ----------              ----------
Losses and operating expenses:
     Losses and loss adjustment expenses                                                  1,976,889               7,453,999
     Reinsurance recoveries                                                                (420,018)             (3,258,972)
     Commission expense                                                                     518,670               1,004,844
     Other insurance operating expenses                                                     402,341                 653,118
     Amortization of deferred policy acquisition
       costs                                                                                   -                    191,929
     General and administrative expenses                                                    187,960                 204,329
     Interest expense                                                                       108,637                 155,972
                                                                                         ----------              ----------
            Total expenses                                                                2,774,479               6,405,219
                                                                                         ----------              ----------

            Income before federal income taxes                                              713,348                 435,215

Federal income tax expense                                                                  171,926                  48,249
                                                                                         ----------              ----------
            Net income                                                                   $  541,422              $  386,966
                                                                                         ==========              ==========

Net income per common share                                                              $      .09              $      .07
                                                                                         ==========              ==========

Weighted average number of common shares and
  equivalents outstanding                                                                 5,860,264               5,874,149
                                                                                         ----------              ----------


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,

                                                                                            1996                     1995
                                                                                         ----------               ---------
Cash flows from operating activities:
     Net income                                                                          $  541,422               $ 386,966
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
          Net realized gain on investments                                                   (3,189)                (14,628)
          Net realized loss on disposal of equipment                                            601                    -
          Depreciation                                                                       15,257                  16,785
          Amortization of bond premium                                                        2,491                   2,536
          Amortization of deferred policy acquisition costs                                    -                    191,929
          Deferred federal income tax (benefit) expense                                     (25,128)                 64,731
          Increase in premiums receivable                                                  (265,565)             (2,342,706)
          Decrease in reinsurance receivable                                                245,145                  94,496
         (Increase) decrease in reinsurance recoverable
          on paid losses                                                                    166,797              (1,344,508)
          Increase in deferred policy acquisition costs                                    (347,597)               (493,558)
          Decrease in prepaid reinsurance premiums                                          469,662                 607,960
          Decrease in premium taxes receivable                                               10,273                    -
         (Increase) decrease in prepaid federal
              income taxes                                                                  197,053                 (16,483)
         (Increase) decrease in accrued investment income                                   (52,332)                 40,597
          Decrease in other assets                                                           32,676                  41,139
          Decrease in reserve for unpaid losses
             and loss adjustment expenses                                                  (357,093)               (819,987)
          Increase (decrease) in unearned premiums                                          257,431                (133,542)
          Decrease in contract funds on deposit                                            (234,119)                (76,401)
          Decrease in return premiums payable                                                (8,162)                (31,677)
          Increase in reinsurance premiums payable                                          108,447                 947,440
          Decrease in taxes, licenses and fees payable                                       (1,261)               (170,480)
          Increase (decrease) in commissions payable                                        (30,596)                346,610
          Decrease in other liabilities                                                     (11,900)                (30,154)
                                                                                         ----------              ----------

             Net cash provided by (used in) operating
                activities                                                                  710,313              (2,732,935)
                                                                                         ----------              ----------
Cash flows from investing activities:
     Proceeds from held to maturity: fixed maturities
       due to redemption or maturity                                                        301,779                 300,000
     Proceeds from available for sale: fixed maturities
       sold, redeemed and matured                                                           146,400               2,257,935
     Proceeds from available for sale: equity securities
         sold                                                                                80,027                 242,760
     Cost of investments purchased:
        Held to maturity: fixed maturities                                                 (102,906)                   -
        Available for sale: fixed maturities                                               (402,086)               (188,575)
         Equity securities                                                                 (295,150)               (185,317)
     Decrease in amount due to stock brokers                                               (143,038)                   -
     Net (increase) decrease in short-term investments                                      486,399                (946,749)
     Net (increase) decrease in securities purchased under
       agreements to resell                                                                 (96,901)                179,793
     Purchase of furniture, fixtures and leasehold
       improvements                                                                          (4,209)                   (555)
                                                                                         ----------              ----------

             Net cash provided by (used in)
                investing activities                                                        (29,685)              1,659,292
                                                                                        -----------              ----------

                                                                                                                   (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                       March 31,

                                                                                            1996                     1995
                                                                                         ----------               ----------

Cash flows from financing activities:
     Proceeds from note payable to bank                                                     700,000                 300,000
     Repayments of note payable to bank                                                    (600,000)                   -
     Acquisition of treasury stock                                                          (65,436)                   -
                                                                                         ----------              ----------
         Net cash provided by financing activities                                           34,563                 300,000
                                                                                         ----------              ----------
Net increase (decrease) in cash                                                             715,191                (773,643)
                                                                                         ----------              ----------
Cash at December 31                                                                         482,405                (428,633)
                                                                                         ----------              ----------
Cash at March 31                                                                        $ 1,197,596             $(1,202,276)
                                                                                        ===========             ===========
Supplemental disclosures of cash flow information:

Cash paid during the year for:
     Interest                                                                            $  108,637              $  130,899
     Income taxes                                                                                 -                       -
                                                                                         ==========              ==========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION

                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of March 31, 1996, the Consolidated Statements of Income for the three months ended March 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at March 31, 1996 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations for the full year.

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

    Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. The Company is required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims ("case reserves") and for incurred but not reported ("IBNR") claims. The ultimate liability incurred by the Company may be different from current reserve estimates.

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

    As of July 28, 1995, Ohio Indemnity Company, a wholly owned subsidiary of the Company or ("Subsidiary" or "Ohio Indemnity"), entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. See "DISCONTINUED PRODUCTS."

SUMMARY RESULTS

    The following table sets forth period to period changes in selected financial data:

                                                                     PERIOD TO PERIOD INCREASE (DECREASE)
                                                                     ------------------------------------
                                                                            QUARTER ENDED MARCH 31
                                                                            ----------------------
                                                                                   1995-96
                                                                                   -------
    Premiums written                                                            $(5,577,067)
    Net premiums earned                                                          (3,386,563)
    Net investment income                                                           (52,435)
    Loss and loss adjustment expense,
      net of reinsurance recoveries                                              (2,638,156)
    Operating expense                                                              (945,249)
    Interest expense                                                                (47,335)
    Operating income                                                                278,133
    Net income                                                                  $   154,456

    The combined ratio, which is the sum of the loss ratio and expense ratio, determined in accordance with statutory accounting practices, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of the Subsidiary on both a statutory and GAAP basis for each quarter ended March 31:

                     1996        1995
                    ------      ------
Statutory:
  Loss ratio           53.8%     66.8%
  Expense ratio        31.9%     32.2%
                   --------    ------
  Combined ratio       85.7%     99.0%
                   ========    ======

                      1996      1995
                     ------    ------
GAAP:
  Loss ratio           53.8%     66.8%
  Expense ratio        22.3%     29.2%
                     ------    ------
  Combined ratio       76.1%     96.0%
                     ======    ======

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

RESULTS OF OPERATIONS

  QUARTER ENDED MARCH 31, 1996 AS COMPARED TO QUARTER ENDED MARCH 31, 1995

    Premiums Written; Net Premiums Earned. Premiums written decreased from $9,180,818 at March 31, 1995 to $3,603,751 at March 31, 1996, and net premiums earned decreased from $6,281,912 at March 31, 1995 to $2,895,349 at March 31, 1996. Premiums decreased primarily due to the initial restructuring of the California Automobile Physical Damage Program in May 1995 and later discontinuance of sales and renewals on July 28, 1995. It is anticipated that premium will predominantly be earned through June 1996 as the policies expire. Management anticipates the discontinuance of the Automobile Physical Damage Program will result in a positive impact on underwriting results although there has been and will continue to be a material reduction in premiums associated with its discontinuance. Nonetheless, there can be no assurance that the discontinuance will not have a material adverse effect on the Company's operating results. See "DISCONTINUED PRODUCTS."

    Automobile Physical Damage Insurance accounted for $5,443,040 of premiums written and $3,626,513 of net premiums earned for the first quarter in 1995 compared with $(53,346), due to cancellations, of premiums written and $502,343 of net premiums earned for the first quarter of 1996, a decrease of 101.1% and 86.1% respectfully. The Company began commercially marketing the product in California in June 1992 and in Arizona in January 1993. In October 1994, the Company discontinued sales of Automobile Physical Damage insurance in Arizona. On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. Reinsurance will remain in force for all policies written by its managing general agent. In addition, on May 1, 1995, the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. As of March 31, 1996, there were $262,160 in premiums written under the restructured program. On July 28, 1995, Ohio Indemnity Company entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. See "DISCONTINUED PRODUCTS." Premiums earned decreased less significantly than premiums written as a result of reductions in unearned premium resulting from the run-off and reductions in premiums written.

    Premiums written for Ultimate Loss Insurance decreased from $1,410,891 in the first quarter of 1995 to $1,365,177 in the first quarter of 1996. Net premiums earned from Ultimate Loss Insurance decreased from $1,756,941 in the first quarter of 1995 to $1,666,229 in the first quarter of 1996. Premiums written decreased primarily from the cancellation of a policy. Net premiums earned decreased as a result of reductions in unearned premium associated with the canceled policy and the elimination of continuation coverage on a second policy.

    Premiums written for the Bonded Service program decreased from $2,333,269 in the first quarter of 1995 to $2,290,579 in the first quarter of 1996, while net premiums earned from the Bonded Service program decreased from $840,641 in the first quarter of 1995 to $706,247 in the first quarter of 1996. As of March 31, 1996, the Company services six such groups.

    Net Investment Income. Net investment income decreased 13.3% from $395,051 in the first quarter of 1995 to $342,616 in the first quarter of 1996 primarily as a result of a smaller investment portfolio attributable to the Company's premium reduction relating to the discontinued Automobile Physical Damage program.

    Claims Administration. Claims administration income generated by BCIS Services, Inc. ("BCIS Services"), a wholly-owned subsidiary of the Company, accounted for $135,454 of the revenues for the first quarter of 1995 and $132,883 in the first quarter of 1996. BCIS Services commenced business operations in California during 1993.

    Other Income. Other income increased from $28,017 in the first quarter of 1995 to $116,979 in the first quarter of 1996. The increase in other income was primarily due to earnings in the first quarter of 1995 of $4,181 compared with $13,963 in the first quarter of 1996 attributed to fee income earned and $87,607 attributed to the release of redundant reserves from the aggregate loss fund established for reserve years 1992 and 1993 in connection with the Bonded Service program. Reserve year 1994, though not fully developed at March 31, 1996, is expected to yield redundant reserves due to lower-than-anticipated losses.

    Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $1,556,871, or 53.8% of net premiums earned during the first quarter of 1996 versus $4,195,027, or 66.8% of net premiums earned during the first quarter of 1995. Losses and loss adjustment expenses, as a percentage of net premiums earned, decreased for the same period because net premiums earned decreased at a lower percentage rate than the percentage rate decrease in losses and loss adjustment expenses. This result reflected lower loss and loss adjustment expense experience, smaller increases in premium volume and marginal increases in premium rates.

    The absolute decrease in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in the first quarter of 1995 which totalled $3,316,906 compared with $391,316 during the first quarter of 1996. This decrease of 88.2% was due to the discontinuance of the Automobile Physical Damage Program. The losses and loss adjustment expenses for Ultimate Loss Insurance increased 11.9% to $942,427 in the first quarter of 1996 from $842,475 in the first quarter of 1995 due to increases in loss and loss adjustment expense payments. Losses and loss adjustment expenses for the Bonded Service program increased from $(67,705) in 1995 to $103,455 in 1996 primarily due to the release of redundant reserves in the first quarter of 1995.

    Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense decreased 46.0% from $2,054,220 for the first quarter of 1995 to $1,108,971 in the first quarter of 1996. The decrease in operating expense was primarily attributable to a 48.4% decrease in non-deferred commission expense and a 100% decrease in policy fees paid to the general agent in connection with administration of Automobile Physical Damage Insurance. Policy fees decreased $326,170 due to discontinuance of the program. Legal expenses decreased from $62,187 during the first quarter of 1995 to $27,383 during the first quarter of 1996 as a result of legal work related to a contract dispute. See Part II, Item 2. Legal Proceedings. Amortization of deferred policy acquisition costs decreased $191,929 due to discontinuance of the Automobile Physical Damage Program. Operating expense also decreased as a result of reductions in travel and consulting expenses. Additionally, BCIS Services incurred operating expenses of $147,475 in the first quarter of 1995 compared with $147,842 of operating expenses during the first quarter of 1996.

    Interest Expense. Interest expense decreased 30.3% from $155,972 in the first quarter of 1995 to $108,637 in the first quarter of 1996. The decrease was due to lower borrowing levels on the Company's revolving credit line and decreases in the prime rate.

    Federal Income Taxes. Federal income taxes increased from $48,249 in the first quarter of 1995 to $171,926 in the first quarter of 1996 primarily due to a significant increase in pre-tax income due to lower unearned premium deduction and the recognition of lower losses and loss adjustment expenses in 1996.

    Statutory Combined Ratios. The change in the statutory combined ratio from 99.0% at March 31, 1995 to 85.7% at March 31, 1996 was attributable to decreases of general and administrative expenses and lower loss and loss adjustment expense experience, together with marginal increases in premium rates.

DISCONTINUED PRODUCTS

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

    The Subsidiary derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by (used in) operating activities equalled $701,313, and ($2,732,935) for the quarter ended March 31, 1996 and 1995, respectively. Net cash provided by financing activities was $34,563 for the quarter ended March 31, 1996 and $300,000 for the quarter ended March 31, 1995. Net cash provided by (used in) investing activities of the Company was $(29,685) and $1,659,292 for the quarter ended March 31 1996 and 1995, respectively.

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

    The Company's investments at March 31, 1996 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at March 31, 1996 amounted to $6,909,593, or 28.3% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold these securities to their maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $395,051 and $342,616 for the quarter ended

March 31, 1995 and 1996, respectively.

    As of March 31, 1996, 86.4% of the Company's total assets consisted of investment-grade fixed income securities, equity securities, short-term investments, other corporate securities and cash. The Company's total shareholders' equity increased from $10,599,151 at March 31, 1994 to $12,532,217 at March 31, 1995, to $14,179,119 at March 31, 1996, representing a 33.8%
increase over the three-year period. The increase in total shareholders' equity has strengthened the Company's capital position.

    As of March 31, 1996, the Company had a $10.0 million revolving line of credit with an outstanding balance of $5,716,132. The credit facility has a maturity date of May 1, 1999 and bears interest at the bank's prime rate (8.25% per annum at March 31, 1996).

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

INFLATION

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first quarter of 1996, the Company has experienced no material adverse consequences with respect to its growth in premiums.

SAFEHARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

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

RECENT ACCOUNTING AND LEGISLATIVE CHANGES

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for employee stock options and similar equity instruments. However, SFAS No. 123 also allows an entity to continue to account for these plans according to Accounting Principals Board Opinion No. 25 (APB 25), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company expects to continue to measure compensation cost related to employee stock purchase options using APB 25 and will provide pro forma disclosures as required. This statement is effective for the year ended December 31, 1996.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)   Exhibits
                --------

                Item 27 Financial Data Schedule

          (b)   Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BANCINSURANCE CORPORATION
                                                -------------------------

                                                            (Company)

Date:         May 10, 1996              By:           /s/ SI SOKOL
     ---------------------------------     -----------------------------------
                                                         Si Sokol
                                                       President and
                                                Chairman of Board of Directors
                                                 (Principal Executive Officer)

Date:         May 10, 1996              By:          /s/ SALLY CRESS
     ---------------------------------     -----------------------------------
                                                        Sally Cress
                                                    Treasurer, Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)