Form 10-Q
period 1996-06-30
BANCINSURANCE CORP
filed 1996-08-05
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1996                  Commission File Number 0-8738

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

                                      None
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X       NO
                                              -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                              Outstanding at June 30, 1996
Common stock, without par value                           5,774,049

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

      Consolidated Balance Sheets as of
            June 30, 1996 (unaudited) and December 31, 1995             3


      Consolidated Statements of Income for the three months and
            six months ended June 30, 1996 and 1995 (unaudited)         5

      Consolidated Statements of Cash Flows for the
            six months ended June 30, 1996 and 1995 (unaudited)         6

      Notes to Consolidated Financial Statements (unaudited)            8


  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9

PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                             15

  Item 2. Changes in Securities                             Not Applicable

  Item 3. Default Upon Senior Securities                    Not Applicable

  Item 4. Submission of Matters to a Vote
            of Security Holders                                         15

  Item 5. Other Information                                 Not Applicable

  Item 6. Exhibits and Reports on Form 8-K                              15

  Signatures                                                            16

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                          June 30,      December 31,
                   Assets                                   1996            1995
                   ------                               -----------     ------------
                                                        (Unaudited)
Investments:
   Held to maturity:
     Fixed maturities, at amortized cost (fair value
       $3,684,866 in 1996 and $4,390,089 in 1995)       $ 3,590,424      $ 4,258,129

   Available for sale:
     Fixed maturities, at fair value (amortized cost
       $9,729,817 in 1996 and $9,222,686 in 1995)         9,890,304        9,563,314

   Equity securities, at fair value (cost $3,223,170
       in 1996 and $3,175,130 in 1995)                    3,531,654        3,465,204

   Short-term investments, at cost which
       approximates fair value                            5,315,090        4,942,924

   Securities purchased under agreements to resell        1,159,559        1,158,571
                                                        -----------      -----------
                Total investments                        23,487,031       23,388,142
                                                        -----------      -----------


Cash                                                        996,183          482,405

Premiums receivable                                         775,681          400,397

Reinsurance receivable                                      105,441          528,726

Reinsurance recoverable on paid losses                      265,896          525,102

Deferred policy acquisition costs                           235,150               --

Prepaid reinsurance premiums                                     --          514,662

Premium taxes receivable                                      2,931          138,632

Loans to affiliates                                         215,463          143,744

Furniture, fixtures and leasehold improvements, net         102,586          129,490

Excess of investment over net assets of subsidiaries        753,738          753,738

Deferred federal income taxes                                 4,934           55,623

Prepaid federal income taxes                                160,349          321,488

Accrued investment income                                   247,612          231,276

Other assets                                                 91,543          136,809
                                                        -----------      -----------
                Total assets                            $27,444,538      $27,750,234
                                                        ===========      ===========

                                                                         (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                          June 30,      December 31,
        Liabilities and Shareholders' Equity                1996            1995
        ------------------------------------            -----------     ------------
                                                        (Unaudited)
Reserve for unpaid losses and loss adjustment
   expenses                                             $ 1,376,519      $ 2,241,881
Unearned premiums                                         2,309,927        2,997,334
Contract funds on deposit                                 1,920,316        1,809,012
Return premiums payable                                      12,559           19,488
Reinsurance premiums payable                                500,760          392,716
Note payable to bank                                      6,000,000        5,616,132
Taxes, licenses, and fees payable                            33,043           54,552
Commissions payable                                         193,147          341,112
Amount due to stock broker                                       --          143,038
Other                                                       337,586          424,559
                                                        -----------      -----------
         Total liabilities                               12,683,857       14,039,824
                                                        -----------      -----------
Commitments and contingent liabilities

Shareholders' equity:
   Non-voting preferred stock:
     Class A Serial Preference shares without par
       value; authorized 100,000 shares; no shares
       issued or outstanding                                     --               --
     Class B Serial Preference shares without par
       value; authorized 98,646 shares; no shares
       issued or outstanding                                     --               --
   Common stock without par value;  authorized
     20,000,000 shares; 5,878,277 shares issued             315,567          315,567
   Additional paid-in capital                             1,466,753        1,466,753
   Net unrealized gain on investments                       309,521          416,263
   Retained earnings                                     12,958,260       11,699,436
                                                        -----------      -----------
                                                         15,050,101       13,898,019

   Less: Treasury stock, at cost (104,228 common
            shares at June 30, 1996 and 71,728
            at December 31, 1995)                          (289,420)        (187,609)
                                                        -----------      -----------
         Total shareholders' equity                      14,760,681       13,710,410
                                                        -----------      -----------
         Total liabilities and shareholders' equity     $27,444,538      $27,750,234
                                                        ===========      ===========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                     Three Months Ended        Six Months Ended
                                          June 30,                  June 30,
                                     1996        1995          1996         1995
                                  ---------- -----------   -----------  -----------
Income:
  Premiums written               $ 1,716,950  $ 2,663,422   $ 5,320,701  $11,844,240
  Decrease in unearned premiums      944,838    5,696,670       687,406    5,830,212
                                  ----------   -----------  -----------  -----------
      Premiums earned              2,661,788    8,360,092     6,008,107   17,674,452
  Premiums ceded                     (37,734)  (2,683,820)     (488,704)  (5,716,268)
                                  ----------  -----------    ----------  -----------
      Net premiums earned          2,624,054    5,676,272     5,519,403   11,958,184

  Investment income (net of
    expenses of $31,084 and
    $28,905, respectively)           327,842      408,443       667,269      788,866
  Net realized gain on
    investments                      125,386       29,128       128,575       43,756
  Claims administration fees         132,571      132,914       265,454      268,368
  Other income                        98,282       26,522       215,261       54,539
                                  ----------  -----------    ----------  -----------
      Total revenue                3,308,135    6,273,279     6,795,962   13,113,713
                                  ----------  -----------    ----------  -----------
Losses and operating expenses:
  Losses and loss adjustment
    expenses                       1,469,671    5,794,001     3,446,560   13,248,000
  Reinsurance recoveries             (87,756)  (2,267,347)     (507,774)  (5,526,319)
  Commission expense                 306,691      502,640       825,361    1,507,484
  Other insurance operating
    expenses                         349,597    1,232,594       751,938    1,885,712
  Amortization of deferred
    policy acquisition costs              --      157,241            --      349,170
  General and administrative
    expenses                         176,621      201,842       364,581      406,171
  Interest expense                   106,018       74,656       214,655      230,628
                                  ----------  -----------    ----------  -----------
      Total expenses               2,320,842    5,695,627     5,095,321   12,100,846
                                  ----------  -----------    ----------  -----------
      Income before federal
        income taxes                 987,293      577,652     1,700,641    1,012,867
                                  ----------  -----------    ----------  -----------
Federal income tax expense           269,890      106,930       441,816      155,179
                                  ----------  -----------    ----------  -----------
      Net income                  $  717,403  $   470,722    $1,258,825  $   857,688
                                  ==========  ===========    ==========  ===========
Net income per common share:      $      .13  $       .08    $      .22  $       .15
                                  ==========  ===========    ==========  ===========
Weighted average number of
  common shares and equivalents
  outstanding                      5,842,363    5,867,106     5,852,354    5,847,610
                                  ----------  -----------    ----------  -----------

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                               1996          1995
                                                            ----------    ---------
Cash flows from operating activities:
  Net income                                                $1,258,825    $ 857,688
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Net realized gain on investments                         (128,575)     (43,756)
     Net realized loss on disposal of equipment                    601           --
     Depreciation                                               30,510       33,861
     Amortization of bond discount                              (2,227)      (4,247)
     Amortization of deferred policy acquisition costs              --      349,170
     Deferred federal income tax expense                       105,677      259,387
     (Increase) decrease in premiums receivable               (375,284)   1,355,437
     Decrease in reinsurance receivable                        423,285      705,081
     Decrease in reinsurance recoverable on paid losses        259,206       77,974
     Increase in deferred policy acquisition costs            (235,150)    (397,596)
     Decrease in prepaid reinsurance premiums                  514,662    3,010,046
     (Increase) decrease in premium taxes receivable           135,701     (168,139)
     Increase in loans to affiliates                           (71,719)     (71,719)
     Decrease in prepaid federal income taxes                  161,139      393,887
     (Increase) decrease in accrued investment income          (16,336)      96,777
     Decrease in other assets                                   45,266       26,897
     Decrease in reserve for unpaid losses
       and loss adjustment expenses                           (865,362)  (2,059,300)
     Decrease in unearned premiums                            (687,407)  (5,830,212)
     Increase in contract funds on deposit                     111,304      452,802
     Increase (decrease) in return premiums payable             (6,929)      33,558
     Increase (decrease) in reinsurance premiums payable       108,044     (616,835)
     Decrease in taxes, licenses and fees payable              (21,509)    (127,957)
     Decrease in commissions payable                          (147,965)    (528,853)
     Increase (decrease) in other liabilities                  (86,973)     110,366
                                                            ----------   ----------
        Net cash provided by (used in) operating
          activities                                           508,784   (2,085,683)
                                                            ----------   ----------
Cash flows from investing activities:
  Proceeds from held to maturity: fixed maturities
    due to redemption or maturity                              408,779      575,124
  Proceeds from available for sale: fixed maturities
    sold, redeemed and matured                               1,553,402    4,317,598
  Proceeds from available for sale: equity securities
    sold                                                     1,072,900      597,537
  Cost of investments purchased:
     Held to maturity: fixed maturities                       (241,682)          --
     Available for sale: fixed maturities                   (1,898,816)    (289,825)
     Equity securities                                        (651,245)    (297,817)
  Decrease in amount due to stock brokers                     (143,038)          --
  Net increase in short-term investments                      (372,166)  (1,992,250)
  Net increase in securities purchased under
    agreements to resell                                          (988)     403,052
  Purchase of furniture, fixtures and leasehold
    improvements                                                (4,209)      (7,102)
                                                            ----------   ----------
        Net cash provided by (used in)
          investing activities                                (277,063)   3,306,317
                                                           -----------   ----------

                                                                         (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                               1996          1995
                                                            ----------    ---------
S>
Cash flows from financing activities:
  Proceeds from note payable to bank                         1,700,000    2,600,000
  Repayments of note payable to bank                        (1,316,132)  (2,500,000)
  Proceeds from stock options exercised                             --       47,813
  Acquisition of treasury stock                               (101,811)          --
                                                            ----------   ----------
    Net cash provided by financing activities                  282,057      147,813
                                                            ----------   ----------
Net increase in cash                                           513,778    1,368,447
                                                            ----------   ----------
Cash at December 31                                            482,405     (428,633)
                                                            ----------   ----------
Cash at June 30,                                            $  996,183   $  939,814
                                                            ==========   ==========
Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                                  $  214,556   $  230,628
                                                            ==========   ==========
  Income taxes                                                 175,000           --
                                                            ==========   ==========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION

                                AND SUBSIDIARIES

               Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Income for the three and six months ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at June 30, 1996 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results of operations for the full year.

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

3. On November 13, 1995 the Board of Directors adopted a common share repurchase program. The program allows the company to repurchase, from time to time, up to a total of 100,000 of its common shares. The program will expire on December 31, 1997. As of June 30, 1996, the Company repurchased 92,900 shares at an average price per share of $2.85 under this program. Repurchases have been and will continue to be funded by cash flows from operations.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

OVERVIEW

   The Company is an insurance holding company whose principal asset is the stock of Ohio Indemnity Company ("Subsidiary" or "Ohio Indemnity"). The Company's principal sources of revenue are premiums paid by insureds for insurance policies issued by Ohio Indemnity. The premiums written become premiums earned for financial statement purposes as the premium is earned incrementally over the term of each insurance policy and after deducting the amount of premium ceded to reinsurers pursuant to reinsurance treaties or agreements. Ohio Indemnity's principal costs are losses and loss adjustment expenses. The principal factor in determining the level of the Ohio Indemnity's profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

   Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. Ohio Indemnity is required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims ("case reserves") and for incurred but not reported ("IBNR") claims. The ultimate liability incurred by Ohio Indemnity may be different from current reserve estimates.

   Loss and loss adjustment expense reserves for IBNR claims are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. Ohio Indemnity reviews case and IBNR reserves monthly and makes appropriate adjustments.

SUMMARY RESULTS

   The following table sets forth period to period changes in selected financial data:

                                           Period to Period Increase (Decrease)
                                           ------------------------------------
                                                   Quarter Ended June 30,
                                                   ----------------------
                                                          1995-96
                                                          -------
   Premiums written                                    $(6,523,539)
   Net premiums earned                                  (6,438,781)
   Net investment income                                   (36,778)
   Loss and loss adjustment expense,
     net of reinsurance recoveries                      (4,782,895)
   Operating expense                                    (2,206,657)
   Interest expense                                        (15,973)
   Operating income                                        687,774
   Net income                                          $   401,137

   The combined ratio, which is the sum of the loss ratio and expense ratio, determined in accordance with statutory accounting practices, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of the Subsidiary on both a statutory and GAAP basis for each quarter ended June 30:

                                                    1996              1995
                                                 ---------         ---------
   Statutory:
     Loss ratio                                       53.2%             64.6%
     Expense ratio                                    29.9%             41.2%
                                                 ---------         ---------
     Combined ratio                                   83.1%            105.8%
                                                 =========         =========

                                                    1996              1995
                                                 ---------         ---------
   GAAP:
     Loss ratio                                       53.2%             64.6%
     Expense ratio                                    25.6%             40.7%
                                                 ---------         ---------
     Combined ratio                                   78.8%            105.3%
                                                 =========         =========

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

RESULTS OF OPERATIONS

  QUARTER ENDED JUNE 30, 1996 AS COMPARED TO QUARTER ENDED JUNE 30, 1995

   Premiums Written; Net Premiums Earned. Premiums written for the six months decreased from $11,844,240 at June 30, 1995 to $5,320,701 at June 30, 1996, and
net premiums earned decreased from $11,958,184 at June 30, 1995 to $5,519,403 at June 30, 1996. Premiums written decreased from $2,663,422 during the three months ended June 30, 1995 to $1,716,950 during the three months ended June 30, 1996, while net premiums earned decreased from $5,676,272 to $2,624,054 during the same period, respectively. Premiums written decreased primarily due to the initial restructuring of the California Automobile Physical Damage Program in May 1995 and the later discontinuance of sales and renewals on July 28, 1995. Net premiums were earned through June 1996 as the policies had expired. Management anticipates the discontinuance of the Automobile Physical Damage Program will result in a positive impact on underwriting results although there has been and will continue to be a material reduction in premiums associated with its discontinuance. Nonetheless, there can be no assurance that the discontinuance will not have a material adverse effect on the Company's operating results.

   Automobile Physical Damage Insurance accounted for $6,217,703 of premiums written and $6,521,528 of net premiums earned for the first six months in 1995 compared with $(73,423), due to cancellations, of premiums written and $585,842 of net premiums earned for the first six months of 1996, a decrease of 101.2% and 91.0% respectfully. Automobile Physical Damage accounted for $774,663 of premiums written and $2,895,015 of net premiums earned for the quarter ended June 30, 1995 compared with $(20,077) of premiums written and $83,499 of net premiums earned for the quarter ended June 30, 1996. The Company began commercially marketing the product in California in June 1992 and in Arizona in January 1993. In October 1994, the Company discontinued sales of Automobile Physical Damage insurance in Arizona. On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. In addition, on May 1, 1995, the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. On July 28, 1995, Ohio Indemnity Company entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. Premiums earned decreased less significantly than premiums written as a result of reductions in unearned premiums resulting from the run-off and reductions in premiums written.

   Premiums written for Ultimate Loss Insurance decreased from $2,997,041 in the first six months of 1995 to $2,748,587 in the first six months of 1996. Net premiums earned from Ultimate Loss Insurance decreased from $3,684,639 in the first six months of 1995 to $3,326,971 in the first six months of 1996. Premiums written for Ultimate Loss Insurance decreased from $1,586,150 in the second quarter of 1995 to $1,383,410 in the second quarter of 1996. Net premiums earned for Ultimate Loss Insurance decreased from $1,927,698 in the second quarter of 1995 to $1,660,742 in the second quarter of 1996. Premiums written decreased primarily from the cancellation of a policy. Net premiums earned decreased as a result of reductions in unearned premiums associated with the elimination of continuation coverage on a second policy.

   Premiums written for the Bonded Service program increased from $2,638,899 in the first six months of 1995 to $2,640,707 in the first six months of 1996, while net premiums earned from the Bonded Service program decreased from $1,663,161 in the first six months of 1995 to $1,563,359 in the first six months of 1996. Premiums written for the Bonded Service program increased from $305,630 in the second quarter of 1995 to $350,128 in the second quarter of 1996, while net premiums earned increased from $822,520 in the second quarter of 1995 to $857,112 in the second quarter of 1996.

   Net Investment Income. Net investment income decreased 16.4% from $832,622 in the first six months of 1995 to $795,844 in the first six months of 1996 reflecting reduced cash flows due to the lower premium volume which caused a reduction in the invested asset base. Net investment income increased from $437,571 in the second quarter of 1995 to $453,228 in the second quarter of 1996 resulting from realized gains that were primarily market driven.

   Claims Administration. Claims administration income generated by BCIS Services, Inc. ("BCIS Services"), a wholly-owned subsidiary of the Company, accounted for $268,368 of the revenues for the first six months of 1995 and $265,454 in the first six months of 1996 and marginally decreased from $132,914 in the second quarter of 1995 to $132,571 in the second quarter of 1996. BCIS Services commenced business operations in California during 1993.

   Other Income. Other income increased from $54,539 in the first six months of 1995 to $215,261 in the first six months of 1996 and increased from $26,522 to $98,282 in the second quarters, respectively. This increase was attributed to the release of redundant reserves from the aggregate loss fund established for reserve years 1992, 1993 and partial year 1994 in connection with the Bonded Service program.

   Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $2,938,786, or 53.2% of net premiums earned during the first six months of 1996 versus $7,721,681, or 64.6% of net premiums earned during the first six months of 1995. Losses and loss adjustment expenses totaled $1,381,915 or 52.7% of net premiums earned during the second quarter of 1996 versus $3,526,654, or 62.1% of net premiums earned during the second quarter of 1995. Losses and loss adjustment expenses, as a percentage of net premiums earned, decreased for the same period because net premiums earned decreased at a lower percentage rate than the percentage rate decrease in losses and loss adjustment expenses. This result reflected lower losses and loss adjustment expense experience and a decline in overall premium volume.

   The absolute decrease in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in the first six months of 1995 which totalled $5,571,336 compared with $511,794 during the first six months of 1996 and totaled $120,478 for the second quarter of 1996 compared with $2,254,430 during the second quarter of 1995. This decrease of 90.8% was due to the discontinuance of the Automobile Physical Damage Program. The losses and loss adjustment expenses for Ultimate Loss Insurance increased 8.9% to $2,036,284 in the first six months of 1996 from $1,870,326 in the first six months of 1995 and totaled $1,093,857 for the second quarter of 1996 compared with $992,683 during the second quarter of 1995, due to increases in losses and loss adjustment expense experience. Losses and loss adjustment expenses for the Bonded Service program increased from $22,298 in 1995 to $207,774 in 1996 and increased from $90,003 for the second quarter of 1995 compared with $104,319 during the second quarter of 1996 primarily due to an increase in IBNR.

   Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense decreased 53.2% from $4,148,537 for the first six months of 1995 to $1,941,880 in the first six months of 1996 and decreased from $2,094,317 for the second quarter of 1995 compared with $832,909 during the second quarter of 1996. The decrease in operating expense was primarily attributable to a 45.2% decrease in non-deferred commission expense and a decrease of $801,190 in policy fees paid to the general agent in connection with administration of Automobile Physical Damage Insurance. Legal expenses decreased from $358,085 during the first six months of 1995 to $44,559 during the first six months of 1996 and decreased from $295,898 during the second quarter of 1995 to $17,176 during the second quarter of 1996, primarily resulting from settlement of a contract dispute. Amortization of deferred policy acquisition costs decreased $349,170 due to discontinuance of the Automobile Physical Damage Program. Operating expense also decreased as a result of reductions in licenses/fees and consulting expenses. Additionally, BCIS Services incurred operating expenses of $284,218 in the first six months of 1995 compared with $282,438 of operating expenses during the first six months of 1996 and decreased from $136,743 during the second quarter of 1995 to $134,596 during the second quarter of 1996.

   Interest Expense. Interest expense decreased 6.9% from $230,628 in the first six months of 1995 to $214,655 in the first six months of 1996. The decrease was due to lower borrowing levels on the Company's revolving credit line and decreases in the prime rate.

   Federal Income Taxes. Federal income taxes increased from $155,179 in the first six months of 1995 to $441,816 in the first six months of 1996 and increased from $106,930 to $269,890 in the second quarter, respectively, primarily due to a significant increase in pre-tax income due to lower unearned premium deduction and the recognition of lower losses and loss adjustment expenses in 1996.

   Statutory Combined Ratios. The change in the statutory combined ratio from 105.8% at June 30, 1995 to 83.1% at June 30, 1996 was attributable to decreases of general and administrative expenses and lower loss and loss adjustment expense experience, primarily associated with the discontinuance of the Automobile Physical Damage program. Losses and loss adjustment expenses decreased at a higher percentage rate than the percentage decline in premium volume.

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

   The Subsidiary derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by (used in) operating activities equalled $508,784, and ($2,085,683) for the six months ended June 30, 1996 and 1995, respectively. Net cash provided by financing activities was $282,057 for the six months ended June 30, 1996 and $147,813 for the six months ended June 30, 1995. Net cash provided by (used in) investing activities of the Company was $(277,063) and $3,306,317 for the six months ended June 30, 1996 and 1995, respectively.

   BCIS Services derives its funds principally from claims administration fees which are sufficient to meet its operating obligations.

   The Company maintains a level of cash and liquid short-term investments which it believes will be adequate to meet its anticipated payment obligations through June 30, 1997 without being required to liquidate intermediate-term and long-term investments. Due to the nature of the risks the Company insures, losses and loss adjustment expenses emanating from its policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, the Company believes that it can estimate its cash needs to meet its loss and expense payment obligations.

   The Company's investments at June 30, 1996 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at June 30, 1996 amounted to $7,470,832, or 30.5% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold these securities to their maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $832,622 and $795,844 for the six months ended June 30, 1995 and 1996, respectively.

   As of June 30, 1996, 99.5% of the Company's total assets consisted of investment-grade fixed income securities, equity securities, short-term investments, other corporate securities, and cash. The Company's total shareholders' equity increased from $11,342,276 at June 30, 1994 to $13,115,024 at June 30, 1995, to $14,760,681 at June 30, 1996, representing a 30.1% increase over the three-year period. The increase in total shareholders' equity has strengthened the Company's capital position.

   As of June 30, 1996, the Company had a $10.0 million revolving line of credit with an outstanding balance of $6,000,000. The credit facility has a maturity date of May 1, 2000 and bears interest at the bank's prime rate (8.25% per annum at June 30, 1996).

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

INFLATION

   Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first six months of 1996, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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

INSURANCE REGULATORY MATTERS

   The NAIC has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. This formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on the Company's analysis, it appears that the Company's total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. The Risk Based Capital provisions have been enacted into the Ohio Revised Code.

RESERVES

   The amount of incurred losses and loss adjustment expenses is dependent upon a number of factors, including claims frequency, severity, the nature and types of losses incurred, and the number of policies written. These factors may fluctuate from year to year and do not necessarily bear any relationship to the amount of premiums written or earned.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   On November 2, 1994, the James L Miniter Agency, Inc. (the "Agent") filed a lawsuit against Ohio Indemnity in the Suffolk County Superior Court, Massachusetts, alleging essentially that Ohio Indemnity had breached its contractual obligations to the Agent policyholder. On December 2, 1994, Ohio Indemnity removed the case to the United States District Court for the District of Massachusetts. On June 7, 1996, a summary judgement was granted in favor of Ohio Indemnity, however, an appeal of the judgement has been filed by the Agent.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company held its Annual Meeting of Shareholders on June 4, 1996 for the purpose of electing six directors to serve one year terms expiring in 1997.

   The number of votes cast for or against each candidate is as follows:

                                               VOTES FOR          VOTES WITHHELD
                                               ---------          --------------
      Si Sokol                                 4,519,933              24,378
      James R. Davis                           4,519,733              24,578
      Daniel D. Harkins                        4,521,733              22,578
      Milton O. Lustnauer                      4,519,733              24,578
      John S. Sokol                            4,521,933              22,378
      Saul Sokol                               4,519,733              24,578

Item 6. Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Item 27 Financial Data Schedule

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BANCINSURANCE CORPORATION
                                                         (Company)

Date:  August 2, 1996                      By:           Si Sokol
                                              -------------------------------
                                                         Si Sokol
                                                       President and
                                               Chairman of Board of Directors
                                                (Principal Executive Officer)

Date:  August 2, 1996                      By:          Sally Cress
                                              -------------------------------
                                                        Sally Cress
                                                    Treasurer, Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)