Form 10-Q
period 1996-09-30
BANCINSURANCE CORP
filed 1996-11-07
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   September 30, 1996        Commission File Number 0-8738
                 ----------------------       ----------------------------------



                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                               31-0790882
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code                (614) 228-2800
                                                               ----------------



                                    None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                          YES  X     NO
                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                           Outstanding at September 30, 1996
-------------------------------             -----------------------------------
Common stock, without par value                          5,767,857

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES




                                      INDEX
                                      -----




                                                                                                Page



PART I - FINANCIAL INFORMATION:


  Item 1. Financial Statements


         Consolidated  Balance  Sheets  as  of September 30,
                  1996  (unaudited) and  December 31,  1995                                         3

         Consolidated Statements of Income for the three months and
                  nine months ended September 30, 1996 and 1995 (unaudited)                         5


         Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1996 and 1995 (unaudited)                                     6

         Notes to Consolidated Financial Statements (unaudited)                                     8


  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                     9



PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                                                         15

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                   September 30,            December 31,
                            Assets                                      1996                    1995
                            ------                                 -------------            ------------
                                                                    (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $3,684,346 in 1996 and $4,390,089 in 1995)                  $ 3,593,678             $ 4,258,129

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $10,742,418 in 1996 and $9,222,686 in 1995)                  10,953,014               9,563,314

       Equity securities, at fair value (cost $3,080,060
         in 1996 and $3,175,130 in 1995)                               3,428,919               3,465,204

     Short-term investments, at cost which
       approximates fair value                                         5,878,759               4,942,924

     Securities purchased under agreements to resell                   1,200,286               1,158,571
                                                                     -----------             -----------

                        Total investments                             25,054,656              23,388,142
                                                                     -----------             -----------


Cash                                                                     665,816                 482,405

Premiums receivable                                                      607,182                 400,397

Reinsurance receivable                                                    39,975                 528,726

Reinsurance recoverable on paid losses                                    14,747                 525,102

Prepaid reinsurance premiums                                                -                    514,662

Premium taxes receivable                                                  13,720                 138,632

Prepaid commissions                                                      103,806                    -

Loans to affiliates                                                      215,463                 143,744

Loans receivable                                                         219,000                  74,000

Furniture, fixtures and leasehold improvements, net                       88,276                 129,490

Excess of investment over net assets of subsidiaries                     753,738                 753,738

Deferred federal income taxes                                               -                     55,623

Prepaid federal income taxes                                             246,735                 321,488

Accrued investment income                                                282,316                 231,276

Other assets                                                              70,406                  62,809
                                                                     -----------             -----------
                        Total assets                                 $28,375,836             $27,750,234
                                                                     ===========             ===========

                                                                                             (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued


                                                                                September 30,    December 31,
           Liabilities and Shareholders' Equity                                     1996            1995
           ------------------------------------                                 ------------     ------------
                                                                                 (Unaudited)

Reserve for unpaid losses and loss adjustment
     expenses                                                                   $  1,265,648    $  2,241,881
Unearned premiums                                                                  1,504,945       2,997,334
Contract funds on deposit                                                          2,995,389       1,809,012
Return premiums payable                                                               10,494          19,488
Reinsurance premiums payable                                                         502,010         392,716
Note payable to bank                                                               6,000,000       5,616,132
Taxes, licenses, and fees payable                                                     72,675          54,552
Commissions payable                                                                  269,144         341,112
Deferred federal income taxes                                                         44,172            --
Amount due to stock broker                                                              --           143,038
Other                                                                                403,986         424,559
                                                                                ------------    ------------

              Total liabilities                                                   13,068,463      14,039,824
                                                                                ------------    ------------

Commitments and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value;
          authorized 100,000 shares; no shares issued or
          outstanding                                                                   --              --
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                                   --              --
     Common stock without par value;  authorized
       20,000,000 shares; 5,878,277 shares issued                                    315,567         315,567
     Additional paid-in capital                                                    1,433,329       1,466,753
     Net unrealized gain on investments                                              369,240         416,263
     Retained earnings                                                            13,504,707      11,699,436
                                                                                ------------    ------------
                                                                                  15,622,843      13,898,019

     Less: Treasury stock, at cost (110,420 common
                 shares at September 30, 1996 and 71,728
                 at December 31, 1995)                                              (315,470)       (187,609)
                                                                                ------------    ------------

              Total shareholders' equity                                          15,307,373      13,710,410
                                                                                ------------    ------------


              Total liabilities and shareholders' equity                        $ 28,375,836    $ 27,750,234
                                                                                ============    ============





See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)



                                                             Three Months Ended                    Nine months Ended
                                                                September 30,                        September 30,
                                                           1996              1995                1996             1995
                                                       -----------       -----------         -----------      --------

Income:
   Premiums written                                    $ 1,553,460       $ 1,039,342         $ 6,874,161      $12,883,582
   Decrease in unearned premiums                           804,983         5,151,303           1,492,389       10,981,515
                                                       -----------       -----------         -----------      -----------
         Premiums earned                                 2,358,443         6,190,645           8,366,550       23,865,097
   Premiums ceded                                           16,764        (1,823,421)         (  471,940)      (7,539,689)
                                                       -----------       -----------         -----------      -----------
         Net premiums earned                             2,375,207         4,367,224           7,894,610       16,325,408
   Investment income (net of
     expenses of $49,917 and
      $ 28,142, respectively)                              334,120           378,064           1,001,389        1,166,930
   Net realized gain on
      investments                                           52,133               686             180,708           44,442
   Claims administration fees                              132,978           132,408             398,432          400,776
   Other income                                           (    256)           59,013             215,005          113,552
                                                       -----------       -----------         -----------      -----------

         Total revenue                                   2,894,182         4,937,395           9,690,144       18,051,108
                                                       -----------       -----------         -----------      -----------

Losses and operating expenses:
   Losses and loss adjustment
     expenses                                            1,083,054         5,361,125           4,529,614       18,609,125
   Reinsurance recoveries                                   50,893        (2,187,841)         (  456,881)      (7,714,160)
   Commission expense                                      305,087           806,213           1,130,448        2,313,697
   Other insurance operating
      expenses                                             397,239           528,676           1,149,177        2,414,388
   Amortization of deferred
      policy acquisition costs                                -              102,818                -             451,988
   General and administrative
      expenses                                             225,186           189,457             589,767          595,628
   Interest expense                                        109,320           108,452             323,975          339,080
                                                       -----------       -----------         -----------      -----------

         Total expenses                                  2,170,779         4,908,900           7,266,100       17,009,746
                                                       -----------       -----------         -----------      -----------

         Income before federal
            income taxes                                   723,403            28,495           2,424,044        1,041,362
                                                       -----------       -----------         -----------      -----------

Federal income tax (benefit)
   expense                                                 176,956           (86,319)            618,772           68,860
                                                       -----------       -----------         -----------      -----------

         Net income                                    $   546,447       $   114,814         $ 1,805,272      $   972,502
                                                       ===========       ===========         ===========      ===========


Net income per common share:                           $       .09       $       .02         $       .31      $       .17
                                                       ===========       ===========         ===========      ===========

Weighted average number of
   common shares and equivalents
   outstanding                                           5,818,386         5,904,398           5,831,726        5,866,748
                                                       -----------       -----------         -----------      -----------




See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                 1996              1995
                                                                                              ----------        ---------
Cash flows from operating activities:
   Net income                                                                                 $1,805,272        $ 972,502
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Net realized gain on investments                                                        (180,708)         (44,442)
        Net realized loss on disposal of equipment                                                   601             -
        Depreciation                                                                              45,846           50,894
        Amortization of bond discount                                                               (613)         (19,127)
        Amortization of deferred policy acquisition costs                                           -             451,988
        Deferred federal income tax expense                                                      124,019          244,920
        (Increase) decrease in premiums receivable                                              (206,785)       1,514,831
        Decrease in reinsurance receivable                                                       488,751          504,919
        Decrease in reinsurance recoverable on paid losses                                       510,355           21,281
        Increase in deferred policy acquisition costs                                               -            (262,133)
        Decrease in prepaid reinsurance premiums                                                 514,662        5,266,400
        (Increase) decrease in premium taxes receivable                                          124,912         (130,671)
        Increase in prepaid receivable                                                          (103,806)            -
        Increase in loans to affiliates                                                          (71,719)         (71,719)
        (Increase) decrease in loans receivable                                                 (145,000)          95,632
        Decrease in prepaid federal income taxes                                                  74,753          322,034
        (Increase) decrease in accrued investment income                                         (51,040)          70,815
        Increase in other assets                                                                  (7,597)         (64,315)
        Decrease in reserve for unpaid losses
            and loss adjustment expenses                                                        (976,233)      (1,747,328)
        Decrease in unearned premiums                                                         (1,492,389)     (10,981,515)
        Increase in contract funds on deposit                                                  1,186,377          814,155
        Decrease in return premiums payable                                                       (8,994)        (139,349)
        Increase (decrease) in reinsurance premiums
            payable                                                                              109,294         (459,159)
        Increase (decrease) in taxes, licenses and fees
            payable                                                                               18,123         (116,379)
        Decrease in commissions payable                                                         ( 71,968)        (398,515)
        Increase (decrease) in other liabilities                                                 (20,573)          75,171
                                                                                              ----------       ----------

         Net cash provided by (used in) operating
              activities                                                                       1,665,540       (4,029,110)
                                                                                              ----------       ----------

Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities
      due to redemption or maturity                                                              408,779          579,274
   Proceeds from available for sale: fixed maturities
      sold, redeemed and matured                                                               2,215,248        4,892,699
   Proceeds from available for sale equity securities
      sold                                                                                     1,882,883          597,537
   Cost of investments purchased:
      Held to maturity: fixed maturities                                                        (241,682)        (501,094)
      Available for sale: fixed maturities                                                    (3,881,664)        (289,825)
      Equity securities                                                                         (962,453)        (297,817)
   Decrease in amount due to stock brokers                                                      (143,038)            -
   Net increase in short-term investments                                                       (935,835)      (1,307,459)
   Net (increase) decrease in securities purchased under
      agreements to resell                                                                       (41,715)          90,576
   Purchase of furniture, fixtures and leasehold
      improvements                                                                                (5,235)         (12,365)
                                                                                              ----------       ----------

         Net cash provided by (used in)
              investing activities                                                            (1,704,712)       3,751,526
                                                                                              ----------       ----------

                                                                                                               (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,

                                                                            1996              1995
                                                                         ----------        ---------

Cash flows from financing activities:
   Proceeds from note payable to bank                                     2,990,000        4,200,000
   Repayments of note payable to bank                                    (2,606,132)      (3,800,000)
   Proceeds from stock options exercised                                     22,500           47,813
   Acquisition of treasury stock                                           (183,785)            -
                                                                         ----------       ----------

         Net cash provided by financing activities                          222,583          447,813
                                                                         ----------       ----------

Net increase in cash                                                        183,411          170,229
                                                                         ----------       ----------
Cash at December 31                                                         482,405         (428,633)
                                                                         ----------       ----------

Cash at September 30,                                                    $  665,816      $  (258,404)
                                                                         ==========      ===========

Supplemental disclosures of cash flow information:


Cash paid during the year for:
   Interest                                                              $  323,975       $  339,080
                                                                         ==========       ==========
   Income taxes                                                             420,000             -
                                                                         ==========       ==========


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION

                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheets as of September 30, 1996, the Consolidated Statements of Income for the three and nine months ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 1996 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results of operations for the full year.

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

3. On November 13, 1995, the Board of Directors adopted a common share repurchase program. The program allows the company to repurchase up to a total of 100,000 of its common shares. As of September 5, 1996, the Company repurchased 100,000 shares. In addition, on September 5, 1996, the Board of Directors approved an additional 19,112 common shares for repurchase. The average price was $2.91 for 119,112 shares repurchased under this program. Repurchases have been funded by cash flows from operations.

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

    Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. Ohio Indemnity is required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims ("case reserves") and for incurred but not reported ("IBNR") claims. These reserves are reported net of amounts recoverable from salvage and subrogation. The ultimate liability incurred by Ohio Indemnity may be different from current reserve estimates.

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

SUMMARY RESULTS

    The following table sets forth period to period changes in selected financial data:

                                                      Period to Period Increase (Decrease)
                                                      ------------------------------------
                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                                       1995-96
                                                                       -------
    Premiums written                                                $(6,009,421)
    Net premiums earned                                              (8,430,798)
    Net investment income                                               (29,275)
    Loss and loss adjustment expense,
      net of reinsurance recoveries                                  (6,822,232)
    Operating expense                                                (2,907,309)
    Interest expense                                                    (15,105)
    Operating income                                                  1,382,682
    Net income                                                      $   832,770

    The combined ratio, which is the sum of the loss ratio and expense ratio, determined in accordance with statutory accounting practices, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of the Subsidiary on both a statutory and GAAP basis for the nine months ended September 30:

                                                     1996              1995
                                                  ---------        ---------
    Statutory:
      Loss ratio                                       51.6%            66.7%
      Expense ratio                                    31.7%            45.8%
                                                  ---------        ---------
      Combined ratio                                   83.3%           112.5%
                                                  =========        =========

                                             1996                       1995
                                          ---------                  ---------

    GAAP:
      Loss ratio                               51.6%                      66.7%
      Expense ratio                            30.0%                      48.1%
                                          ---------                  ---------
      Combined ratio                           81.6%                     114.8%
                                          =========                  =========

    Investments of the Subsidiary's assets are restricted to certain investments permitted by Ohio insurance laws. The Company's overall investment policy is determined by the Company's Board of Directors and is reviewed periodically. The Company principally invests in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in favorable net yields. The Company has the ability and intent to hold its fixed income securities to maturity or put date. Carrying values for available for sale fixed maturities are at fair value, carrying value for held to maturity fixed maturities, including bonds and preferred stocks with mandatory redemption features, are at amortized cost and carrying values for available for sale equity securities, including common stocks and preferred stocks without mandatory redemption features are at fair value. As the Company's fixed income securities mature, there can be no assurance that the Company will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

  SEPTEMBER 30, 1996 AS COMPARED TO SEPTEMBER 30, 1995

    Premiums Written; Net Premiums Earned. Premiums written for the nine months decreased from $12,883,421 at September 30, 1995 to $6,874,161 at September 30, 1996, and net premiums earned decreased from $16,325,408 at September 30, 1995 to $7,894,610 at September 30, 1996. Premiums written increased from $1,039,342 during the three months ended September 30, 1995 to $1,553,460 during the three months ended September 30, 1996, while net premiums earned decreased from $4,367,224 to $2,375,207 during the same period, respectively. Premiums written decreased primarily due to the initial restructuring of the California Automobile Physical Damage Program in May 1995 and the later discontinuance of sales and renewals on July 28, 1995. Net premiums were earned through June 1996 as the policies had expired. Management anticipates the discontinuance of the Automobile Physical Damage Program will result in a positive impact on underwriting results although there has been and will continue to be a material reduction in premiums associated with its discontinuance. Nonetheless, there can be no assurance that the discontinuance will not have a material adverse effect on the Company's operating results.

    Automobile Physical Damage Insurance accounted for $5,663,356 of premiums written and $8,433,792 of net premiums earned for the first nine months in 1995 compared with $(107,727), due to cancellations, of premiums written and $576,301 of net premiums earned for the first nine months of 1996, a decrease of 100.1% and 93.2%, respectively. Automobile Physical Damage accounted for $(554,347) of premiums written and $1,912,264 of net premiums earned for the quarter ended September 30, 1995 compared with $(34,304) of premiums written and $(9,541) of net premiums earned for the quarter ended September 30, 1996. The Company began commercially marketing the product in California in June 1992 and in Arizona in January 1993. In October 1994, the Company discontinued sales of Automobile Physical Damage insurance in Arizona. On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. In addition, on May 1, 1995, the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. On July 28, 1995, Ohio Indemnity Company entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. Premiums earned decreased less significantly than premiums written as a result of reductions in unearned premiums resulting from the run-off and reductions in premiums written.

    Premiums written for Ultimate Loss Insurance decreased from $4,298,153 in the first nine months of 1995 to $4,084,805 in the first nine months of 1996. Net premiums earned from Ultimate Loss Insurance decreased from $5,317,662 in the first nine months of 1995 to $4,910,304 in the first nine months of 1996. Premiums written for Ultimate Loss Insurance increased from $1,301,112 in the third quarter of 1995 to $1,336,218 in the third quarter of 1996. Net premiums earned for Ultimate Loss Insurance decreased from $1,633,023 in the third quarter of 1995 to $1,583,333 in the third quarter of 1996. Premiums written decreased primarily from the cancellation of a policy. Net premiums earned decreased as a result of reductions in unearned premiums associated with the elimination of continuation coverage on a second policy.

    Premiums written for the Bonded Service program decreased from $2,930,758 in the first nine months of 1995 to $2,885,633 in the first nine months of 1996, while net premiums earned from the Bonded Service program decreased from $2,443,689 in the first nine months of 1995 to $2,343,010 in the first nine months of 1996. Premiums written for the Bonded Service program decreased from $291,859 in the third quarter of 1995 to $244,926 in the third quarter of 1996, while net premiums earned decreased from $780,528 in the third quarter of 1995 to $779,651 in the third quarter of 1996.

    Net Investment Income. Net investment income decreased 2.4% from $1,211,372 in the first nine months of 1995 to $1,182,097 in the first nine months of 1996 reflecting reduced cash flows due to the lower premium volume which caused a reduction in the invested asset base. Net investment income increased from $378,750 in the third quarter of 1995 to $386,253 in the third quarter of 1996 resulting from realized gains that were primarily market driven.

    Claims Administration. Claims administration income generated by BCIS Services, Inc. ("BCIS Services"), a wholly-owned subsidiary of the Company, accounted for $400,776 of the revenues for the first nine months of 1995 and $398,432 in the first nine months of 1996 and marginally increased from $132,408 in the third quarter of 1995 to $132,978 in the third quarter of 1996. BCIS Services commenced business operations in California during 1993.

    Other Income. Other income increased from $113,552 in the first nine months of 1995 to $215,005 in the first nine months of 1996. This increase was attributed to the release of redundant reserves from the aggregate loss fund established for reserve years 1992, 1993 and partial year 1994 in connection with the Bonded Service program.

    Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $4,072,733, or 51.6% of net premiums earned during the first nine months of 1996 versus $10,894,965, or 66.7% of net premiums earned during the first nine months of 1995. Losses and loss adjustment expenses totaled $1,133,947 or 47.7% of net premiums earned during the third quarter of 1996 versus $3,173,284, or 72.7% of net premiums earned during the third quarter of 1995. Losses and loss adjustment expenses, as a percentage of net premiums earned, decreased for the same period because net premiums earned decreased at a lower percentage rate than the percentage rate decrease in losses and loss adjustment expenses. This result reflected lower losses and loss adjustment expense experience and a decline in overall premium volume.

    The absolute decrease in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in the first nine months of 1995 which totaled $7,833,860 compared with $494,107 during the first nine months of 1996 and totaled $2,262,524 for the third quarter of 1995 compared with $(17,687) during the third quarter of 1996. This decrease of 93.7%, for the nine months, was due to the discontinuance of the Automobile Physical Damage Program. The losses and loss adjustment expenses for Ultimate Loss Insurance increased 12.1% to $2,962,945 in the first nine months of 1996 from $2,643,412 in the first nine months of 1995 and totaled $926,661 for the third quarter of 1996 compared with $773,086 during the third quarter of 1995, due to increases in losses and loss adjustment expense experience. Losses and loss adjustment expenses for the Bonded Service program increased from $86,631 in 1995 to $322,009 in 1996 and increased from $64,333 for the third quarter of 1995 compared with $114,235 during the third quarter of 1996 primarily due to an increase in IBNR.

    Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense decreased 50.3% from $5,776,701 for the first nine months of 1995 to $2,869,392 in the first nine months of 1996 and decreased from $1,627,164 for the third quarter of 1995 compared with $927,512 during the third quarter of 1996. The decrease in operating expense was primarily attributable to a 51.1% decrease in non-deferred commission expense and a decrease of $819,280 in policy fees paid to the general agent in connection with administration of Automobile Physical Damage Insurance. Legal expenses decreased from $414,318 during the first nine months of 1995 to $120,514 during the first nine months of 1996 primarily resulting from settlement of a contract dispute. Legal expenses increased from $56,233 during the third quarter of 1995 to $75,955 during the third quarter of 1996. Amortization of deferred policy acquisition costs decreased $451,988 due to discontinuance of the Automobile Physical Damage Program. Operating expense also decreased as a result of reductions in licenses/fees, travel and consulting expenses. Additionally, BCIS Services incurred operating expenses of $428,872 in the first nine months of 1995 compared with $416,926 of operating expenses during the first nine months of 1996 and decreased from $144,654 during the third quarter of 1995 to $134,488 during the third quarter of 1996.

    Interest Expense. Interest expense decreased 4.5% from $339,080 in the first nine months of 1995 to $323,975 in the first nine months of 1996. The decrease was due to lower borrowing levels on the Company's revolving credit line and decreases in the prime rate.

    Federal Income Taxes. Federal income taxes increased from $68,860 in the first nine months of 1995 to $618,772 in the first nine months of 1996 and increased from $(86,319) to $176,956 in the third quarter, respectively, primarily due to a significant increase in pre-tax income due to lower unearned premium deduction and the recognition of lower losses and loss adjustment expenses in 1996.

    Statutory Combined Ratios. The change in the statutory combined ratio from 83.3% at September 30, 1995 to 112.5% at September 30, 1996 was attributable to decreases of general and administrative expenses and lower loss and loss adjustment expense experience, primarily associated with the discontinuance of the Automobile Physical Damage program. Losses and loss adjustment expenses decreased at a higher percentage rate than the percentage decline in premium volume.

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

    The Subsidiary derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by (used in) operating activities equalled $1,665,540, and $(4,029,110) for the nine months ended September 30, 1996 and 1995, respectively. Net cash provided by financing activities was $222,583 for the nine months ended September 30, 1996 and $447,813 for the nine months ended September 30, 1995. Net cash provided by (used in) investing activities of the Company was $(1,704,712) and $3,751,526 for the nine months ended September 30, 1996 and 1995, respectively.

    The Company maintains a level of cash and liquid short-term investments which it believes will be adequate to meet its anticipated payment obligations through September 30, 1997 without being required to liquidate intermediate-term and long-term investments. Due to the nature of the risks the Company insures, losses and loss adjustment expenses emanating from its policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, the Company believes that it can estimate its cash needs to meet its loss and expense payment obligations.

    The Company's investments at September 30, 1996 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at September 30, 1996 amounted to $7,744,861, or 30.1% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold these securities to their maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $1,211,372 and $1,182,097 for the nine months ended September 30, 1995 and 1996, respectively.

    As of September 30, 1996, 99.8% of the Company's total assets consisted of investment-grade fixed income securities, equity securities, short-term investments, other corporate securities, and cash. The Company's total shareholders' equity increased from $12,075,323 at September 30, 1994 to $13,336,058 at September 30, 1995, to $15,307,373 at September 30, 1996,
representing a 26.8% increase over the three-year period. The increase in total shareholders' equity has strengthened the Company's capital position.

    As of September 30, 1996, the Company had a $10.0 million revolving line of credit with an outstanding balance of $6,000,000. The credit facility has a maturity date of May 1, 2000 and bears interest at the bank's prime rate (8.25% per annum at September 30, 1996).

    All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The Company's obligations under such performance bonds may not, in every case, cease upon termination of an employer's participation in the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses.


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

INFLATION

    Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first nine months of 1996, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

    On November 2, 1994, the James L. Miniter Agency, Inc. (the "Agent") filed a lawsuit against Ohio Indemnity in the Suffolk County Superior Court, Massachusetts, alleging essentially that Ohio Indemnity had breached its contractual obligations to the Agent policyholder. On December 2, 1994, Ohio Indemnity removed the case to the United States District Court for the District of Massachusetts. On June 7, 1996, a summary judgement was granted in favor of Ohio Indemnity, however, an appeal of the judgement has been filed by the Agent.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)   Exhibits
                --------

                Item 27 Financial Data Schedule

          (b)   Reports on Form 8-K
                -------------------

                   No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BANCINSURANCE CORPORATION
                                                   -------------------------
                                                           (Company)





Date:     November 4, 1996                     By:           Si Sokol
     ---------------------------------            ---------------------------
                                                             Si Sokol
                                                           President and
                                                  Chairman of Board of Directors
                                                  (Principal Executive Officer)




Date:     November 4, 1996                     By:          Sally Cress
     ---------------------------------              ---------------------------
                                                            Sally Cress
                                                       Treasurer, Secretary
                                                     (Principal Financial and
                                                         Accounting Officer)