Form 10-K405
period 1996-12-31
BANCINSURANCE CORP
filed 1997-03-20
CIK 276400

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                           0-8738
----------------------------------------  -------------------------------------
         December 31, 1996                       Commission File Number

                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                     31-0790882
----------------------------------------  -------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code           (614) 228-2800
                                                       ------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
         Title of Each Class                        Which Registered

              NONE                                       NONE
----------------------------------------  -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X       NO
                                             --------     --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the closing price reported on the Nasdaq National Market on February 14, 1997, the aggregate market value of the Common Stock of Registrant held by non-affiliates on that date was $8,048,850.

As of February 14, 1997, the Registrant had 5,767,257 Common Shares, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Part II.

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 1996 FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.         Business................................................... 3
Item 2.         Properties................................................. 7
Item 3.         Legal Proceedings.......................................... 7
Item 4.         Submission of Matters to a Vote of Security Holders........ 7

                                     PART II

Item 5.         Market for the Company's Common Stock and Related
                    Security Holder Matters................................ 7
Item 6.         Selected Consolidated Financial Data....................... 8
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................... 8

Item 8.         Consolidated Financial Statements and Supplementary Data... 8
Item 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................... 8

                                    PART III

Item 10.        Directors and Executive Officers of the Company............ 8
Item 11.        Executive Compensation..................................... 8
Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management............................................. 8
Item 13.        Certain Relationships and Related Transactions............. 8

                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K............................................... 9

                                     Part I

Item 1.  Business
         --------

GENERAL

The Company is an Ohio insurance holding company engaged primarily in the underwriting of specialized and niche insurance products and related services through its wholly-owned insurance subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Ohio Indemnity is licensed to transact business in 44 states and the District of Columbia and on a surplus lines basis in Texas. During 1993, BCIS Services, Inc. ("BCIS Services") was incorporated in Ohio as a wholly-owned subsidiary of the Company. BCIS Services is a non-risk bearing provider of workers' compensation administration and cost control services to employers who self-insure workers' compensation coverage.

PRODUCTS

Most of the Company's net premiums written and premiums earned are derived from two distinct lines of specialized and niche insurance products and related services:

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

Since its inception in 1956, the Company has gradually expanded coverage of the program from traditional lenders such as banks, savings and loans and credit unions to nontraditional lenders, such as finance companies. During 1996, the Company provided Ultimate Loss Insurance coverage to approximately 300 lending institutions.

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

The Company has participated in the Bonded Service program since 1989. In 1992, the Company agreed to write a similar type bond covering groups of smaller not-for-profit entities which could realize the cost benefits of being reimbursers but could not do so on a stand-alone basis. As of December 31, 1996, the Company services seven (7) such groups.

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

Some states require that reimbursing employers post a bond as security for the performance of their reimbursing obligations. On limited occasions, the Company has provided this mandated bond on behalf of employers enrolled in the Bonded Service program for which it assesses a separate premium charge. The Company's obligations under such bonds may not, in every case, cease upon termination of an employer's participation in the Bonded Service program. The financial statements include reserves for losses on such programs for benefits paid. Such reserves were $458,436 and $345,000 at December 31, 1996 and 1995, respectively.

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

BCIS Services assists the client in controlling factors that impact containment of workplace disability costs from risk control to proactive claims management. BCIS Services is postured to provide independent claims administration involving other casualty insurance exposures on a multi-state basis. Independent resources are engaged to provide specialized control functions as circumstances dictate. During 1996, the Company provided cost control services to four employers in California which generated revenues of $550,615.

BCIS Services operated in California only during 1996, 1995 and 1994. There can be no assurance that this operation will be commercially successful or profitable.

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

REINSURANCE

The Company maintains a quota share reinsurance agreement, by which Ohio Indemnity cedes a portion of its insurance to a reinsurer. This arrangement limits the net claim liability potential arising from specific policies. This reinsurance agreement does not relieve the Company from its obligations to policyholders. Consequently, failure of the reinsurer to honor its obligations could result in losses to the Company. The Company currently recovers 50% of the paid losses and loss adjustment expense applicable to Automobile Physical Damage insurance policies.

As of December 31, ceded reinsurance reduced commission expense incurred by $62,147, $121,972 and $3,137,726 in 1996, 1995 and 1994, respectively.

REGULATION

   Insurance Company Regulation

Ohio Indemnity, as an Ohio property/casualty insurance company, is subject to the primary regulatory supervision of the Ohio Department of Insurance. In addition, Ohio Indemnity is subject to regulation in each jurisdiction in which it is licensed to write insurance. In general, such regulation is designed to protect the interests of insurance policyholders rather than the Company or the Company's shareholders.

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

The principal source of cash available to the Company is dividends from Ohio Indemnity. The Company is subject to the Ohio Insurance Holding Company System Regulatory Act, as amended, which requires that a 10-day notice of the proposed payment of any dividends or other distributions by Ohio Indemnity be given to the Ohio Superintendent of Insurance. If such dividends or distributions, together with any other dividends or distributions made within the preceding twelve months, exceed the greater of: (i) 10% of Ohio Indemnity's statutory surplus as of the immediately preceding December 31st, or (ii) the net income of Ohio Indemnity for the immediately preceding calendar year, a 30-day notice of such proposed dividend or distribution is required to be given to the Superintendent and the Superintendent may disapprove such dividend or distribution within the 10-day period following receipt of such notice.

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

Numerous states routinely require deposits of assets by insurance companies to protect policyholders. As of December 31, 1996, securities with a market value of approximately $3,531,856 had been deposited by the Company with eleven state insurance departments. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

   Insurance Holding Company System Regulation

The Company is subject to certain provisions of the Ohio Insurance Holding Company System Regulatory Act, as amended, which governs any direct or indirect change in control of the Company and certain affiliated-party transactions involving the Company or its assets. No person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Ohio Indemnity, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, certain material transactions involving the Company and Ohio Indemnity must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. Such transaction can be disapproved by the Superintendent within such 30-day period if it does not meet certain standards. Transactions requiring such approval include, but are not limited to: sales, purchases or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. The Company believes that it is in compliance with the Ohio Insurance Holding Company System Regulatory Act and the regulations promulgated thereunder.

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

During 1993, the NAIC adopted a Risk Based Capital (RBC) test applicable to property and casualty insurers as of December 31, 1994. The RBC calculation serves as a benchmark of insurance enterprises' solvency by state insurance regulators by establishing statutory surplus targets which will require certain Company level or regulatory level actions. Based on the Company's analysis, it appears that the Company's total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. These RBC provisions have not been enacted into the Ohio Revised Code.

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

EMPLOYEES

As of February 14, 1997, the Company employed 23 full-time employees. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees.

SERVICE MARKS

The Company has developed common law rights in its service mark, ULTIMATE LOSS INSURANCE, which is registered in the State of Ohio. The Company has federally registered its trademark, BI BANCINSURANCE CORPORATION(R) (stylized letters).

Item 2.  Properties
         ----------

The Company leases all of its office space, which as of February 14, 1997, totalled approximately 9,900 square feet. The home office in Columbus, Ohio aggregates approximately 7,000 square feet. The lease provides for a monthly gross rental of $7,817. The leased space is shared with Westford Group, Inc., an affiliate of the Company through a common officer and principal shareholder. Rental expense is allocated in accordance with space utilization. BCIS Services' office in Los Angeles, California occupies approximately 2,900 square feet. The lease provides for a monthly gross rental of $3,324.

Item 3.  Legal Proceedings
         -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Security Holders
         -------------------------------------------------------------------
         Matters
         -------

The information required by this item is included under the caption "Market Information", "Holders", "Dividends", and "Market Makers" in the Company's 1996 Annual Report (the "Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
         -----------------------

The information required by this item is included under the caption "Selected Financial Data" in the Company's Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report and is incorporated herein by reference.

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

The Company's consolidated balance sheets as of December 31, 1996 and 1995, and the consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1996, 1995 and 1994 and the notes to the financial statements, together with the independent auditors' report thereon appear in the Company's Annual Report and are incorporated herein by reference.

The Company's Financial Statement Schedules and Independent Auditors' Report on Financial Statement Schedules are included in response to Item 14 hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------

The information required by this item is included under the captions "Election of Directors," "Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1997 Annual Meeting of Stockholders to be held on June 3, 1997, and is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

The information required by this item is included under the captions "Compensation of Directors" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information required by this item is included under the caption "Ownership of Voting Stock" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

        (a)    The following documents are filed as part of this report:
               --------------------------------------------------------

               (1) The following financial statements appearing in the Company's Annual Report are incorporated herein by reference:

                         Consolidated Balance Sheets as of December 31, 1996 and 1995.

                         Consolidated Statements of Income for the three years ended December 31, 1996.

                         Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1996.

                         Consolidated Statements of Cash Flows for the three years ended December 31, 1996.

                         Notes to the Consolidated Financial Statements.

                         Independent Auditors' Report.

               (2)       Financial Statement Schedules
                         -----------------------------
                         Included in Part IV of this Report:

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

                              Independent Auditors' Report on Financial
                              Statement Schedules

                         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

               (3)       Exhibits
                         --------

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

                         13.1 Annual Report to Shareholders for the year ended December 31, 1996.

                         21        Subsidiaries of the Company as of December
                                   31, 1996.

                         23 Consents of independent accountants to incorporation of their opinions by reference in Registration Statement on Form S-8.

                         27        Financial Data Schedule.

        (b)    Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

        (c)    Exhibits
               --------

               The exhibits to this report begin on page 18.

        (d)    Financial Statement Schedules
               -----------------------------

               The financial statement schedules and the independent auditors' report thereon are included on the following pages.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Board of Directors and Shareholders
Bancinsurance Corporation:

        In connection with our audits of the consolidated financial statements of Bancinsurance Corporation and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial statements are included in the Company's Annual Report, we have also audited the financial statment schedules listed in Item 14. herein.

        In our opinion, these financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                            /s/ Coopers & Lybrand L.L.P.





Columbus, Ohio
February 28, 1997

                    BANCINSURANCE CORPORATION AND SUBSIDIARY

Schedule I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT IN RELATED PARTIES

                                     December 31, 1996
-----------------------------------------------------------------------------------------------
           Column A                              Column B        Column C          Column D
           --------                              --------        --------          --------

     Type of Investment                          Cost (1)          Fair        Amount at which
                                                                   Value         shown in the
                                                                                 balance sheet
-----------------------------------------------------------------------------------------------
Held to maturity:
   Fixed maturities:
      Governments                               $ 1,039,505     $ 1,043,750     $ 1,039,505
      States, Territories and
         Possessions                                309,943         306,000         309,943
      Political Subdivisions of States,
         Territories and Possessions                551,822         582,943         551,822
      Special Revenue                             1,453,280       1,504,163       1,453,280
      Other debt securities                          50,000          50,000          50,000

   Redeemable preferred stocks:
      Public Utilities                              600,000         600,000         600,000
                                                -----------     -----------     -----------
                   Total Held to maturity         4,004,550       4,086,856       4,004,550
                                                -----------     -----------     -----------

Available for sale:
   Fixed maturities:
   Governments                                      858,006         864,650         864,650
      States, Territories and
         Possessions                              2,812,533       2,830,896       2,830,896
      Political Subdivisions of States,
         Territories and Possessions              3,123,343       3,210,222       3,210,222
      Special Revenue                             4,238,072       4,355,232       4,355,232
      Industrial and Miscellaneous                  239,571         241,186         241,186

   Equity securities:
      Nonredeemable preferred stocks:
         Public Utilities                           200,000         193,000         193,000
         Banks, Trust and Insurance
            Companies                               592,313         903,000         903,000
         Industrial and Miscellaneous               974,300         961,500         961,500

      Common stocks:
         Banks, Trust and Insurance
            Companies                               298,570         364,754         364,754
         Industrial and Miscellaneous               537,708         608,760         608,760
                                                -----------     -----------     -----------
                   Total Available for sale      13,874,416      14,533,200      14,533,200
                                                -----------     -----------     -----------

Short-term investments                            5,730,923       5,730,923       5,730,923
Securities purchased under agreements
   to resell                                      1,091,630       1,091,630       1,091,630
                                                -----------     -----------     -----------
                   Total investments            $24,701,519     $25,442,609     $25,360,303
                                                ===========     ===========     ===========


(1) Original cost of equity securities, adjusted for any permanent write downs, and, as to fixed maturities, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                           December 31, 1996 and 1995

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         Assets                              1996                  1995
                         ------                          -----------            ----------

Cash                                                     $     9,117            $    14,182

Investment in subsidiaries                                20,491,962             18,398,880

Other                                                      1,143,067              1,115,705
                                                         -----------            -----------

                                                         $21,644,146            $19,528,767
                                                         ===========            ===========


          Liabilities and Shareholders' Equity
          ------------------------------------

Note payable to bank                                     $ 5,600,000            $ 5,616,132

Other                                                        137,329                202,225

Shareholders' equity                                      15,906,817             13,710,410
                                                         -----------            -----------

                                                         $21,644,146            $19,528,767
                                                         ===========            ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                 Years Ended December 31, 1996, 1995, and 1994



                                                     1996              1995             1994
                                                   ----------       ----------        -------

Dividends from Subsidiaries                       $   650,000      $   600,000      $   600,000
Other income                                           24,777           52,236           36,365

General and administrative expenses                  (613,491)        (605,132)        (761,765)
                                                  -----------      -----------      -----------

              Net income (loss) before income
                tax benefit and equity in
                earnings of subsidiaries               61,286           47,104         (125,400)

Income tax benefit                                   (205,213)        (198,655)        (295,236)
                                                  -----------      -----------      -----------

              Net income before equity in
                earnings of subsidiaries              266,499          245,759          169,836

Equity in undistributed earnings of
   subsidiaries                                     2,074,549        1,175,327        2,147,159
                                                  -----------      -----------      -----------

Net income                                        $ 2,341,048      $ 1,421,086      $ 2,316,995
                                                  ===========      ===========      ===========


                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 1996, 1995, and 1994


                                                           1996              1995           1994
                                                       ----------         ----------       -------

Cash flows from operating activities:
   Net income                                          $ 2,341,048      $ 1,421,086      $ 2,316,995
   Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
          Equity in undistributed net earnings
             of subsidiaries                            (2,074,549)      (1,175,327)      (2,147,159)
          Deferred federal income tax (benefit)
             expense                                      (108,747)         108,747                -
          (Increase) decrease in notes
             receivable                                   (145,000)          28,602           (1,622)
          Increase in loans to affiliates                  (71,719)         (71,719)         (72,025)
          Increase in accounts receivable from
             subsidiaries                                        -          (29,585)        (143,500)
          (Increase) decrease in prepaid federal
             income taxes                                  291,855          291,632         (502,575)
          Decrease in other assets                           6,249           21,486           38,982
          Increase (decrease) in accounts
             payable to subsidiaries                        34,129         (259,168)          46,339
          Increase (decrease) in other
             liabilities                                   (99,024)          78,587            9,012
                                                       -----------      -----------      -----------

              Net cash provided by (used in)

              in operating activities                      174,242          414,341         (455,553)
                                                       -----------      -----------      -----------

Cash flows from investing activities:
   Investment in subsidiaries                                    -                -                -
                                                       -----------      -----------      -----------
          Net cash provided by (used in)
              investing activities                               -                -                -
                                                       -----------      -----------      -----------


Cash flows from financing activities:
   Proceeds from notes payable to bank                   1,790,000        5,100,000          850,000
   Repayments of notes payable to bank                  (1,806,132)      (5,400,000)        (250,000)
   Proceeds from stock options exercised                    22,500           47,812           24,063
   Acquisition of treasury stock                          (185,675)        (162,838)        (165,000)
                                                       -----------      -----------      -----------

              Net cash provided by (used in)
                financing activities                      (179,307)        (415,026)         459,063
                                                       -----------      -----------      -----------

Net increase (decrease) in cash                             (5,065)            (685)           3,510
                                                       -----------      -----------      -----------
Cash at beginning of year                                   14,182           14,867           11,357
                                                       -----------      -----------      -----------

Cash at end of year                                    $     9,117      $    14,182      $    14,867
                                                       ===========      ===========      ===========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                            $   425,523      $   453,855      $   405,071
   Income taxes                                            530,000           20,000          625,000
                                                       ===========      ===========      ===========


                                   Signatures
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Bancinsurance Corporation
                                           (Company)

            3/17/97                        By           Si Sokol
         ----------                           ------------------------------
            DATE                                        Si Sokol
                                                  Chairman of Board of
                                                  Directors, President
                                               (principal executive officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

 3/17/97                   Si Sokol                3/17/97            Sally Cress
----------           -----------------------     ----------      ---------------------
  DATE                     Si Sokol                 DATE              Sally Cress
                      Chairman of Board of                        Treasurer, Secretary
                    Directors, President and                     Chief Financial Officer
                     Chief Executive Officer                      and Chief Accounting
                                                                          Officer

 3/17/97               Daniel D. Harkins           3/17/97         Milton O. Lustnauer
----------           -----------------------     ----------      ---------------------
  DATE                 Daniel D. Harkins            DATE           Milton O. Lustnauer
                           Director                                     Director

 3/17/97                 Saul Sokol                3/17/97           James R. Davis
----------           -----------------------     ----------      ---------------------
  DATE                   Saul Sokol                 DATE             James R. Davis
                          Director                                      Director

 3/17/97                 John S. Sokol
----------           -----------------------
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

10(f)         1994 Stock Option Plan - (reference is made to Exhibit 10(f) of
              Form 10-Q for the fiscal quarter ended June 30, 1994 (file number
              0-8738), which is incorporated herei n by reference).

13.1          Annual Report to Shareholders for the year ended December 31,           18
              1996.

21            Subsidiaries of the Company as of December 31, 1996.                    52

23            Consent of independent accountants to incorporation of their            53
              opinion by reference in Registration Statement on Form S-8.

27            Financial Data Schedule.                                                54


                                       17