Form 10-Q
period 1997-03-31
BANCINSURANCE CORP
filed 1997-05-05
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   March 31, 1997        Commission File Number 0-8738
                  --------------------    -------------------------------------

                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                              31-0790882
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code                (614) 228-2800
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

                                          YES  X   NO
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


             Class                              Outstanding at March 31, 1997
-------------------------------               -------------------------------
Common stock, without par value                           5,775,615

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                   Page No.

PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

         Consolidated Balance Sheets as of
                  March 31, 1997 (unaudited) and December 31, 1996                          3


         Consolidated Statements of Income for the
                  three months ended March 31, 1997 and 1996 (unaudited)                    5


         Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1997 and 1996 (unaudited)                    6

         Notes to Consolidated Financial Statements (unaudited)                             8


  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             9



PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                                                 14

  Item 2. Changes in Securities                                                    Not Applicable

  Item 3. Default Upon Senior Securities                                           Not Applicable

  Item 4. Submission of Matters to a Vote of Security Holders                      Not Applicable

  Item 5. Other Information                                                        Not Applicable

  Item 6. Exhibits and Reports on Form 8-K                                                  14

  Signatures                                                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                         March 31,             December 31,
Assets                                                                                      1997                   1996
------                                                                                  -----------            -------------
                                                                                        (Unaudited)

Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,287,455 in 1997 and $4,086,856 in 1996)                                     $ 4,244,769             $ 4,004,550

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $12,754,552 in 1997 and $11,271,525 in 1996)                                    12,847,329              11,502,186

       Equity securities, at fair value (cost $2,321,267
         in 1997 and $2,602,891 in 1996)                                                  2,630,203               3,031,014

     Short-term investments, at cost which
       approximates fair value                                                            5,910,673               5,730,923

     Securities purchased under agreements to resell                                      1,183,965               1,091,630
                                                                                        -----------             -----------

              Total investments                                                          26,816,939              25,360,303
                                                                                        -----------             -----------


Cash                                                                                        603,888                 681,286

Premiums receivable                                                                         716,346                 494,322

Reinsurance receivable                                                                        5,438                  15,150

Reinsurance recoverable on paid losses                                                         -                     25,143

Prepaid premium taxes                                                                        45,072                    -

Prepaid commissions                                                                         323,505                    -

Loans to affiliates                                                                         334,463                 434,463

Furniture, fixtures and leasehold improvements, net                                          91,738                  86,435

Excess of investment over net assets of subsidiaries                                        753,738                 753,738

Prepaid federal income taxes                                                                 50,784                  29,633

Accrued investment income                                                                   341,635                 308,646

Other assets                                                                                 90,349                  85,833
                                                                                        -----------             -----------
              Total assets                                                              $30,173,895             $28,274,952
                                                                                        ===========             ===========
                                                                                                                (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                 March 31,       December 31,
Liabilities and Shareholders' Equity                               1997               1996
------------------------------------                           -----------        -----------
                                                               (Unaudited)

Reserve for unpaid losses and loss adjustment
     expenses                                                  $  1,413,908      $  1,359,775
Unearned premiums                                                 2,354,339           745,787
Contract funds on deposit                                         3,143,026         2,950,108
Reinsurance premiums payable                                        503,806           503,806
Note payable to bank                                              5,800,000         5,600,000
Taxes, licenses, and fees payable                                    99,568            93,566
Deferred federal income taxes                                       124,914           194,755
Commissions payable                                                 259,573           342,258
Other                                                               243,060           578,080
                                                               ------------      ------------

              Total liabilities                                  13,942,194        12,368,135
                                                               ------------      ------------

Commitment and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value;
          authorized 100,000 shares; no shares issued or
          outstanding                                                   -                 -
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                   -                 -
     Common stock without par value;  authorized
       20,000,000 shares; 5,878,277 shares issued                   315,567           315,567
     Additional paid-in capital                                   1,409,435         1,433,329
     Net unrealized gain on investments, net of tax                 265,131           434,797
     Retained earnings                                           14,535,036        14,040,484
                                                               ------------      ------------
                                                                 16,525,169        16,224,177

     Less:  Treasury stock, at cost (102,662 common
                 shares at March 31, 1997 and 111,020
                 at December 31, 1996)                             (293,468)         (317,360)
                                                               ------------      ------------

              Total shareholders' equity                         16,231,701        15,906,817
                                                               ------------      ------------


              Total liabilities and shareholders' equity       $ 30,173,895      $ 28,274,952
                                                               ============      ============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,

                                                               1997            1996
                                                            ----------      ----------

Income:
     Premiums written                                      $ 3,725,624      $ 3,603,751
     Increase in unearned premiums                          (1,608,552)        (257,432)
                                                           -----------      -----------
            Premiums earned                                  2,117,072        3,346,319
     Premiums ceded                                                -           (450,970)
                                                           -----------      -----------
            Net premiums earned                              2,117,072        2,895,349

     Investment income (net of expenses of $14,897 and
       $20,177, respectively)                                  307,407          339,427
     Net realized gain on investments                           30,693            3,189
     Claims administration fees                                179,731          132,883
     Other income                                                8,293          116,979
                                                           -----------      -----------
            Total revenue                                    2,643,196        3,487,827
                                                           -----------      -----------

Losses and operating expenses:
     Losses and loss adjustment expenses                     1,138,943        1,976,889
     Reinsurance recoveries                                        -           (420,018)
     Commission expense                                        300,537          518,670
     Other insurance operating expenses                        268,494          402,341
     General and administrative expenses                       256,860          187,960
     Interest expense                                           22,398          108,637
                                                           -----------      -----------
            Total expenses                                   1,987,232        2,774,479
                                                           -----------      -----------


            Income before federal income taxes                 655,964          713,348

Federal income tax expense                                     161,412          171,926
                                                           -----------      -----------

            Net income                                     $   494,552      $   541,422
                                                           ===========      ===========


Net income per common share                                $       .09      $       .09
                                                           ===========      ===========


Weighted average number of common shares and
  equivalents outstanding                                    5,826,441        5,860,264
                                                           -----------      -----------


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,

                                                                   1997             1996
                                                                ----------      -----------
Cash flows from operating activities:
     Net income                                                $   494,552      $   541,422
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Net realized gain on investments                         (30,693)          (3,189)
          Net realized loss on disposal of equipment                   -                601
          Depreciation                                               9,025           15,257
          Amortization of bond premium                               7,792            2,491
          Deferred federal income tax (benefit) expense             17,563          (25,128)
          Increase in premiums receivable                         (222,024)        (265,565)
          Decrease in reinsurance receivable                         9,712          245,145
          Decrease in reinsurance recoverable
             on paid losses                                         25,143          166,797
          Decrease in prepaid reinsurance premiums                     -            469,662
          (Increase) decrease in premium taxes receivable          (45,072)          10,273
          Increase in prepaid commissions                         (323,505)        (347,597)
          Decrease in loans to affiliates                          100,000              -
          (Increase) decrease in prepaid federal
             income taxes                                          (21,151)         197,053
          Increase in accrued investment income                    (32,989)         (52,332)
          (Increase) decrease in other assets                       (4,516)          32,676
          Increase (decrease) in reserve for unpaid losses
             and loss adjustment expenses                           54,133         (365,255)
          Increase in unearned premiums                          1,608,552          257,431
          Increase (decrease) in contract funds on deposit         192,918         (234,119)
          Increase in reinsurance premiums payable                     -            108,447
          (Increase) decrease in taxes, licenses and fees
              payable                                                6,002           (1,261)
          Decrease in commissions payable                          (82,685)         (30,596)
          Decrease in other liabilities                           (335,020)         (11,900)
                                                               -----------      -----------

             Net cash provided by operating activities           1,427,737          710,313
                                                               -----------      -----------

Cash flows from investing activities:
     Proceeds from held to maturity: fixed maturities
       due to redemption or maturity                               306,000          301,779
     Proceeds from available for sale: fixed maturities
       sold, redeemed and matured                                  399,871          146,400
     Proceeds from available for sale: equity securities
         sold                                                      852,024           80,027
     Cost of investments purchased:
        Held to maturity: fixed maturities                        (842,762)        (102,906)
        Available for sale: fixed maturities                    (1,889,863)        (402,086)
        Equity securities                                         (243,990)        (295,150)
     Decrease in amount due to stock brokers                           -           (143,038)
     Net (increase) decrease in short-term investments            (179,750)         486,399
     Net increase in securities purchased under agreements
        to resell                                                  (92,335)         (96,901)
     Purchase of furniture, fixtures and leasehold
       improvements                                                (14,328)          (4,209)
                                                               -----------      -----------

             Net cash used in investing activities              (1,705,133)         (29,685)
                                                               -----------      -----------

                                                                                 (Continued)

                            Bancinsurance Corporation
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           1997             1996
                                                        ----------       ----------

Cash flows from financing activities:
     Proceeds from note payable to bank                $ 5,100,000      $   700,000
     Repayments from note payable to bank               (4,900,000)        (600,000)
     Proceeds from stock option exercised                   29,063              -
     Acquisition of treasury stock                         (29,065)         (65,437)
                                                       -----------      -----------

         Net cash provided by financing activities         199,998           34,563
                                                       -----------      -----------

Net increase (decrease) in cash                            (77,398)         715,191
                                                       -----------      -----------
Cash at December 31                                        681,286          482,405
                                                       -----------      -----------

Cash at March 31                                       $   603,888      $ 1,197,596
                                                       ===========      ===========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
     Interest                                          $    29,386      $   108,637
     Income taxes                                          165,000              -
                                                       ===========      ===========


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION

                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of March 31, 1997, the Consolidated Statements of Income for the three months ended March 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at March 31, 1997 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results of operations for the full year.

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

3. On April 2, 1997, Title Research Corporation, a newly formed, wholly-owned subsidiary of Bancinsurance Corporation, purchased substantially all of the net assets of Title Research Agency, an Ohio corporation, for 62,500 shares of Bancinsurance Corporation common stock, with a value of approximately $276,000. The transaction will be accounted for as a purchase and will result in approximately $161,000 of goodwill. Title Research Corporation is engaged in title, appraisal and related services which support documentation needs for first and second mortgage lending requirements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of
            ---------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------

OVERVIEW

     Bancinsurance Corporation (NASDAQ:BCIS) is a specialty property insurance holding company engaged, through its property/casualty insurance subsidiary, Ohio Indemnity Company, in underwriting niche insurance. Among its products are "Ultimate Loss Insurance, " which protects banks and other lenders against risk arising from theft or damage to certain loan collateral where the borrower has failed to secure and maintain adequate insurance coverage. The Company also provides a surety bond program for national administrative firms that perform certain services for non-profit entities and operates a third party administrator specializing in certain workers' compensation programs.

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

    Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. The Company is required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and incurred but not reported ("IBNR") claims. The ultimate liability incurred by the Company may be different from current reserve estimates.

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

SUMMARY RESULTS

    The following table sets forth period to period changes in selected financial data:

                                           ---------------------------------------------
                                                Period to Period Increase (Decrease)
                                                     Three Months Ended March 31,

                                           ---------------------------------------------
                                                              1996-97
                                           ---------------------------------------------

      Premiums written                                      $ 121,873
      Net premiums earned                                    (778,277)
      Net investment income                                    (4,516)
      Loss and loss adjustment expense,
       net of reinsurance recoveries                         (417,928)
      Operating expense                                      (283,080)
      Interest expense                                        (79,251)
      Operating income                                        (57,384)
      Net income                                            $ (46,870)

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for the three months ended March 31:

                                                      1997           1996
                                                    -----------------------
    Statutory:
      Loss ratio                                      53.8%          53.8%
      Expense ratio                                   17.2%          31.9%
                                                    ------          -----
      Combined ratio                                  71.0%          85.7%
                                                    ======          =====
    GAAP:
      Loss ratio                                      53.8%          53.8%
      Expense ratio                                   17.2%          22.3%
                                                    ------          -----
      Combined ratio                                  71.0%          76.1%
                                                    ======          =====

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

RESULTS OF OPERATIONS

  MARCH 31, 1997 AS COMPARED TO MARCH 31, 1996

    Premiums Written; Net Premiums Earned. Premiums written increased from $3,603,751 at March 31, 1996 to $3,725,624 at March 31, 1997, while net premiums earned decreased from $2,895,349 at March 31, 1996 to $2,117,072 at March 31, 1997. Increases in premiums written were primarily associated with the Bonded Service program along with reductions in return premiums associated with the discontinuance of the Automobile Physical Damage program. Premiums earned decreased due to the change in unearned premiums associated with the run-off of the automobile program in addition to reductions in unearned premium associated with an Ultimate Loss Insurance canceled policy.

    Premiums written for Ultimate Loss Insurance decreased from $1,365,177 in the first quarter of 1996 to $1,109,805 in the first quarter of 1997. Net premiums earned from Ultimate Loss Insurance decreased from $1,666,229 in the first quarter of 1996 to $1,273,596 in the first quarter of 1997. Premiums written and net premiums earned decreased as the result of reductions in the number of loans made by existing policy holders. Additionally, net premiums earned decreased as a result of reductions in unearned premium associated with a canceled policy.

    Premiums written for the Bonded Service program increased from $2,290,579 in the first quarter of 1996 to $2,589,245 in the first quarter of 1997, while net premiums earned from the Bonded Service program increased from $706,247 in the first quarter of 1996 to $806,476 in the first quarter of 1997. The increases in premiums written and net premiums earned on the Bonded Service program were primarily attributable to marginal increases in premium rates.

    Automobile Physical Damage Insurance accounted for $53,346 of premium cancellations, and $502,343 of net premiums earned for the first quarter in 1996. There were no premiums written or net premiums earned during the first quarter of 1997. On July 28, 1995, Ohio Indemnity Company entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California.

    Net Investment Income. Net investment income decreased 1.3% from $342,616 in the first quarter of 1996 to $338,100 in the first quarter of 1997 as a result of a shortened maturities on the bond portfolio and the sale of income producing preferred stocks.

    Claims Administration. Claims administration income generated by BCIS Services, Inc. ("BCIS Services"), a wholly-owned subsidiary of the Company, accounted for $132,883 of the revenues for the first quarter of 1996 and $177,447 in the first quarter of 1997. BCIS Services commenced business operations in California during 1993.

    Other Income. Other income decreased from $116,979 in the first quarter of 1996 to $8,293 in the first quarter of 1997. The decrease in other income was primarily due to earnings in the first quarter of 1996 of $13,963 attributed to fee income earned and $87,605 attributed to recognition of favorable results from a closed year of operations of the Bonded Service program. The Company expects other income to vary from year to year depending on claims experience of the Bonded Service program.

    Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $1,138,943, or 53.8% of net premiums earned during the first quarter of 1997 versus $1,556,871, or 53.8% of net premiums earned during the first quarter of 1996. Losses and loss adjustment expenses, as a percentage of net premiums earned, remained constant for the same period because net premiums earned decreased at approximately the same percentage rate as the percentage rate decrease in losses and loss adjustment expenses.

    The absolute decrease in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in the first quarter of 1996 which totalled $395,685 compared with $14,349 of net recoveries during the first quarter of 1997. This decrease of 104.0% was due to the discontinuance of the Automobile Physical Damage Program. The losses and loss adjustment expenses for Ultimate Loss Insurance decreased 3.0% to $914,572 in the first quarter of 1997 from $942,427 in the first quarter of 1996 due to decreases in loss and loss adjustment expense payments. Losses and loss adjustment expenses for the Bonded Service program increased from $103,455 in 1996 to $135,263 in 1997 primarily due to deficiency development on prior year reserves.

    Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense decreased 25.5% from $1,108,971 in the first quarter of 1996 to $825,891 in the first quarter of 1997. The decrease in operating expense was primarily attributable to a 42.1% decrease in non-deferred commission expense primarily associated with an Ultimate Loss Insurance customer and the discontinuance of the automobile program. Other insurance operating expense decreased as a result of reductions in legal, auditing and equipment rental expenses.

    Interest Expense. Interest expense decreased 79.4% from $108,637 in the first quarter of 1996 to $22,398 in the first quarter of 1997. The decrease was due to lower borrowing levels on the Company's revolving credit line and decreases in the prime rate.

    Federal Income Taxes. Federal income taxes decreased from $171,926 in the first quarter of 1996 to $161,412 in the first quarter of 1997 due to increases in taxable income primarily resulting from higher nondeductible unearned premiums and lower tax exempt interest deductions.

    Statutory Combined Ratios. The change in the statutory combined ratio from 85.7% at March 31, 1996 to 71.0% at March 31, 1997 was attributable to decreases of other insurance operating expenses and lower loss and loss adjustment expense experience.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose principal asset is the stock of Ohio Indemnity. The Company is, and will continue to be, dependent on dividends from Ohio Indemnity to meet its liquidity requirements, including debt service obligations. The Company has a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that the Company would be able to receive in 1997 from Ohio Indemnity, absent regulatory consent, is $2,890,887.

    Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equalled $1,427,737 and $701,313 for the quarter ended March 31, 1997 and 1996, respectively. Net cash provided by financing activities was $199,998 for the quarter ended March 31, 1997 and $34,563 for the quarter ended March 31, 1996. Net cash used in investing activities of the Company was $(1,705,133) and $(29,685) for the quarter ended March 31, 1997 and 1996, respectively.

    BCIS Services derives funds principally from claims administration fees which are sufficient to meet its operating obligations.

    The Company maintains a level of cash and liquid short-term investments which it believes will be adequate to meet anticipated payment obligations without being required to liquidate intermediate-term and long-term investments through the next twelve months. Due to the nature of the risks the Company insures, losses and loss adjustment expenses emanating from its policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, the Company believes that it can estimate its cash needs to meet its loss and expense payment obligations through the next twelve months.

    The Company's investments at March 31, 1997 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at March 31, 1997 amounted to $7,698,526, or 28.1% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $342,616 and $338,100 for the quarter ended March 31, 1996 and 1997, respectively.

    The Company's total shareholders' equity increased from $12,532,217 at March 31, 1995 to $14,179,119 at March 31, 1996 to $16,231,701 at March 31, 1997,
representing a 29.5% increase over the three-year period. The increase in total shareholders' equity has strengthened the Company's capital position.

    All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such loses were $331,500 and $458,436 at March 31 1997 and December 31, 1996, respectively.

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

FACTORS TO CONSIDER FORWARD LOOKING

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

SAFEHARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filing. Actual results may differ materially from management expectations.

INFLATION

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first quarter of 1997, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating IBNR claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet claims obligations of the Company. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in the Company's results of operations. The Company's independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 1996, were reasonable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

The Company is routinely a party to litigation incidental to its business, as well as to other nonmaterial litigation. Management believes that no individual item of litigation, or group of similar items of litigation, including the matters referred to below, is likely to result in judgments that will have a material adverse effect on the financial condition of the Company.

On November 2, 1994, the James L. Miniter Agency, Inc. (the "Agent") filed a lawsuit against Ohio Indemnity in the Suffolk County Superior Court, Massachusetts, alleging essentially that Ohio Indemnity had breached its contractual obligations to the Agency policyholder. On December 2, 1994, Ohio Indemnity removed the case to the United States District Court for the District of Massachusetts. On June 7, 1996, a summary judgement was granted in favor of Ohio Indemnity, however, an appeal of the judgement has been filed by the Agent.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)  Exhibits
               --------

                 Item 27 Financial Data Schedule

            (b)  Reports on Form 8-K
                 -------------------

                 No reports on form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BANCINSURANCE CORPORATION
                                                  -------------------------
                                                           (Company)

Date:     May 2, 1997                     By:              Si Sokol
     ----------------------                  -----------------------------------
                                                           Si Sokol
                                                         President and

                                                  Chairman of Board of Directors
                                                   (Principal Executive Officer)

Date:     May 2, 1997                     By:             Sally Cress
     ----------------------                  -----------------------------------
                                                          Sally Cress
                                                      Treasurer and Secretary

                                                   (Principal Financial and
                                                      Accounting Officer)