Form 10-Q
period 1997-06-30
BANCINSURANCE CORP
filed 1997-08-07
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1997        Commission File Number 0-8738
                  -----------------     -------------------------------

                           BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                               31-0790882
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code                (614) 228-2800
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

                             YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                              Outstanding at June 30, 1997
-------------------------------                 ----------------------------
Common stock, without par value                           5,838,115

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                                         Page No.
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

         Consolidated Balance Sheets as of
           June 30, 1997 (unaudited) and December 31, 1996                                   3

         Consolidated Statements of Income for the three months and
           six months ended June 30, 1997 and 1996 (unaudited)                               5

         Consolidated Statements of Cash Flows for the
           six months ended June 30, 1997 and 1996 (unaudited)                               6

         Notes to Consolidated Financial Statements (unaudited)                              8

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                    9

PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                                                 15

  Item 2. Changes in Securities                                                 Not Applicable

  Item 3. Default Upon Senior Securities                                        Not Applicable

  Item 4. Submission of Matters to a Vote
            of Security Holders                                                             15

  Item 5. Other Information                                                     Not Applicable

  Item 6. Exhibits and Reports on Form 8-K                                                  15

  Signatures                                                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                          June 30,             December 31,
Assets                                                                                      1997                   1996
------                                                                                  -----------            ------------
                                                                                        (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,309,796 in 1997 and $4,086,856 in 1996)                                     $ 4,237,913             $ 4,004,550

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $12,778,595 in 1997 and $11,271,525 in 1996)                                    12,984,341              11,502,186

       Equity securities, at fair value (cost $2,395,206
         in 1997 and $2,602,891 in 1996)                                                  2,948,451               3,031,014

     Short-term investments, at cost which
       approximates fair value                                                            5,155,028               5,730,923

     Securities purchased under agreements to resell                                      1,580,804               1,091,630
                                                                                        -----------             -----------

                        Total investments                                                26,906,537              25,360,303
                                                                                        -----------             -----------


Cash                                                                                        820,222                 681,286

Premiums receivable                                                                         758,460                 494,322

Accounts receivable, net of allowance for
     uncollectible amounts                                                                  293,115                     -

Reinsurance receivable                                                                        5,613                  15,150

Reinsurance recoverable on paid losses                                                        4,517                  25,143

Premium taxes receivable                                                                     29,993                    -

Prepaid commissions                                                                         215,849                    -

Loans to affiliates                                                                         556,182                 434,463

Note receivable                                                                              75,000                    -

Furniture, fixtures and leasehold improvements, net                                          81,417                  86,435

Excess of investment over net assets of subsidiaries                                        938,499                 753,738

Prepaid federal income taxes                                                                   -                     29,633

Accrued investment income                                                                   313,096                 308,646

Other assets                                                                                106,611                  85,833
                                                                                        -----------             -----------
                        Total assets                                                    $31,105,111             $28,274,952
                                                                                        ===========             ===========

                                                                     (Continued)

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                          June 30,             December 31,
Liabilities and shareholders' Equity                                                        1997                   1996
------------------------------------                                                    -----------            ------------
                                                                                        (Unaudited)
Reserve for unpaid losses and loss adjustment
     expenses                                                                           $ 1,458,016             $ 1,359,775
Unearned premiums                                                                         1,605,878                 745,787
Contract funds on deposit                                                                 2,653,056               2,950,108
Reinsurance premiums payable                                                                503,806                 503,806
Note payable to bank                                                                      6,135,000               5,600,000
Note payable                                                                                 43,573                    -
Federal income taxes payable                                                                 40,190                    -
Deferred federal income taxes                                                               246,733                 194,755
Taxes, licenses, and fees payable                                                           117,048                  93,566
Commissions payable                                                                         315,909                 342,258
Other                                                                                       399,032                 578,080
                                                                                        -----------             -----------
              Total liabilities                                                          13,518,241              12,368,135
                                                                                        -----------             -----------

Commitments and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or
          outstanding                                                                          -                       -
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                                          -                       -
     Common stock without par value;  authorized
       20,000,000 shares; 5,878,277 shares issued                                           315,567                 315,567
     Additional paid-in capital                                                           1,506,555               1,433,329
     Net unrealized gain on investments                                                     500,933                 434,797
     Retained earnings                                                                   15,378,622              14,040,484
                                                                                        -----------             -----------
                                                                                         17,701,677              16,224,177
     Less: Treasury stock, at cost (40,162 common
                 shares at June 30, 1997 and 111,020
                 at December 31, 1996)                                                     (114,807)               (317,360)
                                                                                        -----------             -----------
              Total shareholders' equity                                                 17,586,870              15,906,817
                                                                                        -----------             -----------
              Total liabilities and shareholders' equity                                $31,105,111             $28,274,952
                                                                                        ===========             ===========


See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Unaudited)

                                                          Three Months Ended                     Six Months Ended
                                                                 June 30,                             June 30,
                                                          1997             1996                1997               1996
                                                       ----------      -----------         -----------        -----------
Income:
   Premiums written                                   $ 1,634,550      $ 1,716,950         $ 5,360,174        $ 5,320,701
   (Increase) decrease in
      unearned premiums                                   748,461          944,838            (860,091)           687,406
                                                       ----------      -----------         -----------        -----------
         Premiums earned                                2,383,011        2,661,788           4,500,083          6,008,107
   Premiums ceded                                            -             (37,734)               -              (488,704)
                                                       ----------      -----------          ----------        -----------
         Net premiums earned                            2,383,011        2,624,054           4,500,083          5,519,403
   Investment income (net of
     expenses of $53,923 and
     $31,084, respectively)                               358,140          327,842             665,547            667,269
   Net realized gain on
     investments                                           52,179          125,386              82,872            128,575
   Claims administration fees                             169,251          132,571             348,982            265,454
   Title and appraisal fees                               496,482             -                496,482               -
   Other income                                           294,740           98,282             303,033            215,261
                                                       ----------      -----------          ----------        -----------
         Total revenue                                  3,753,803        3,308,135           6,396,999          6,795,962
                                                       ----------      -----------          ----------        -----------
Losses and operating expenses:
   Losses and loss adjustment
     expenses                                             975,001        1,469,671           2,113,944          3,446,560
   Reinsurance recoveries                                    -             (87,756)               -              (507,774)
   Commission expense                                     303,575          306,691             604,112            825,361
   Other insurance operating
      expenses                                            411,804          349,597             680,298            751,938
   General and administrative
      expenses                                            783,035          176,621           1,039,895            364,581
   Interest expense                                       125,483          106,018             147,881            214,655
                                                       ----------      -----------          ----------        -----------
         Total expenses                                 2,598,898        2,320,842           4,586,130          5,095,321
                                                       ----------      -----------          ----------        -----------
         Income before federal
            income taxes                                1,154,905          987,293           1,810,869          1,700,641
                                                       ----------      -----------          ----------        -----------
Federal income tax expense                                311,319          269,890             472,731            441,816
                                                       ----------      -----------          ----------        -----------
         Net income                                    $  843,586      $   717,403          $1,338,138        $ 1,258,825
                                                       ==========      ===========          ==========        ===========
Net income per common share:                           $      .14      $       .13          $      .23        $       .22
                                                       ==========      ===========          ==========        ===========
Weighted average number of
   common shares and equivalents
   outstanding                                          5,895,622        5,842,363           5,860,665          5,852,354
                                                       ==========      ===========          ==========        ===========


See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                               1997               1996
                                                                                            ----------         ----------
Cash flows from operating activities:
   Net income                                                                               $1,338,138         $1,258,825
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Net realized gain on investments                                                        (82,872)          (128,575)
       Net realized loss on disposal of equipment                                                 -                   601
       Depreciation and amortization                                                            36,811             30,510
       Amortization of bond premium (discount)                                                  24,349             (2,227)
       Deferred federal income tax expense                                                      17,908            105,677
       Increase in premiums receivable                                                        (264,138)          (375,284)
       Increase in accounts receivable                                                         (78,109)              -
       Decrease in reinsurance receivable                                                        9,537            423,285
       Decrease in reinsurance recoverable on paid losses                                       20,626            259,206
       Decrease in prepaid reinsurance premiums                                                   -               514,662
       (Increase) decrease in premium taxes receivable                                         (29,993)           135,701
       Increase in prepaid commissions                                                        (215,849)          (235,150)
       Increase in loans to affiliates                                                        (121,719)           (71,719)
       Increase in note receivable                                                             (75,000)              -
       Decrease in prepaid federal income taxes                                                 29,633            161,139
       Increase in accrued investment income                                                    (4,450)           (16,336)
       (Increase) decrease in other assets                                                     (20,778)            45,266
       Increase (decrease) in reserve for unpaid losses
          and loss adjustment expenses                                                          98,241           (865,362)
       Increase (decrease) in unearned premiums                                                860,091           (687,407)
       Increase (decrease) in contract funds on deposit                                       (297,052)           111,304
       Decrease in return premiums payable                                                        -                (6,929)
       Increase in reinsurance premiums payable                                                   -               108,044
       Decrease in note payable                                                                 (3,250)              -
       Increase in federal income taxes payable                                                 40,190               -
       Increase (decrease) in taxes, licenses and fees payable                                  23,482            (21,509)
       Decrease in commissions payable                                                         (26,349)          (147,965)
       Decrease in other liabilities                                                          (308,680)           (86,973)
                                                                                            ----------         ----------
          Net cash provided by operating activities                                            970,767            508,784
                                                                                            ----------         ----------
Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities
     due to redemption or maturity                                                             806,000            408,779
   Proceeds from available for sale: fixed maturities
     sold, redeemed and matured                                                                618,870          1,553,402
   Proceeds from available for sale: equity securities
      sold                                                                                   1,288,799          1,072,900
   Cost of investments purchased:
      Held to maturity: fixed maturities                                                    (1,344,403)          (241,682)
      Available for sale: fixed maturities                                                  (2,141,113)        (1,898,816)
       Equity securities                                                                      (702,379)          (651,245)
   Decrease in amount due to stock brokers                                                        -              (143,038)
   Net (increase) decrease in short-term investments                                           575,895           (372,166)
   Net increase in securities purchased under
     agreements to resell                                                                     (489,174)              (988)
   Purchase of furniture, fixtures and leasehold
     improvements                                                                               (7,244)            (4,209)
   Cash acquired in purchase of subsidiary                                                      27,918               -
                                                                                            ----------         ----------
          Net cash used in investing activities                                             (1,366,831)          (277,063)
                                                                                            ----------         ----------

                                                                     (Continued)

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                               1997                1996
                                                                                            ----------          ----------
Cash flows from financing activities:
   Proceeds from note payable to bank                                                        5,935,000          1,700,000
   Repayments of note payable to bank                                                       (5,400,000)        (1,316,132)
  Acquisition of treasury stock                                                                   -              (101,811)
                                                                                            ----------         ----------
      Net cash provided by financing activities                                                535,000            282,057
                                                                                            ----------         ----------
Net increase in cash                                                                           138,936            513,778
                                                                                            ----------         ----------
Cash at December 31                                                                            681,286            482,405
                                                                                            ----------         ----------
Cash at June 30,                                                                            $  820,222         $  996,183
                                                                                            ==========         ==========
Spplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                                                 $  147,881         $  214,556
                                                                                            ==========         ==========
   Income taxes                                                                                385,000            175,000
                                                                                            ==========         ==========
Supplemental schedule of noncash investing activities:

Common stock issued in purchase acquisition                                                 $  275,781         $     -
                                                                                            ==========         ==========


See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of June 30, 1997, the Consolidated Statements of Income for the three and six months ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at June 30, 1997 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

3. On April 2, 1997, Title Research Corporation, ("Title Research"), a newly formed, wholly-owned subsidiary of Bancinsurance Corporation, purchased substantially all of the net assets of Title Research Agency, an Ohio corporation, for 62,500 shares of Bancinsurance Corporation common stock, with a value of $275,781. Title Research is engaged in title, appraisal and related services which support documentation needs for first and second mortgage lending requirements. The acquisition has been accounted for as a purchase and resulted in $187,741 of goodwill. The consolidated statements of income for the six months ended June 30, 1997, included the operating results of the acquired business from April 2, 1997.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is an insurance holding company whose principal asset is the stock of Ohio Indemnity Company ("Ohio Indemnity"). The Company's principal sources of revenue are premiums paid by insureds for insurance policies issued by Ohio Indemnity. The premiums written become premiums earned for financial statement purposes as the premium is earned incrementally over the term of each insurance policy and after deducting the amount of premium ceded to reinsurers pursuant to reinsurance treaties or agreements. Ohio Indemnity's principal costs are losses and loss adjustment expenses. The principal factor in determining the level of the Ohio Indemnity's profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

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

    Claims administration fees generated by BCIS Services, Inc. ("BCIS Services"), a wholly owned subsidiary of the Company, and title and appraisal fees generated by Title Research are recorded and earned as services are billed.

SUMMARY RESULTS

    The following table sets forth period to period changes in selected financial data:

                                                                     Period to Period Increase (Decrease)
                                                                          Six Months Ended June 30,
                                                                                    1997-96
                                                                                    -------
    Premiums written                                                            $    39,473
    Net premiums earned                                                          (1,019,320)
    Net investment income                                                           (47,425)
    Claims administration fees                                                       83,528
    Title and appraisal fees                                                        496,482
    Loss and loss adjustment expense,
      net of reinsurance recoveries                                                (824,842)
    Operating expense                                                               382,425
    Interest expense                                                                (66,774)
    Operating income                                                                110,228
    Net income                                                                  $    79,313

    The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for the six months ended June 30:

                                                                               1997                       1996
                                                                               ----                       ----
    Statutory:
      Loss ratio                                                              47.0%                      53.2%
      Expense ratio                                                           25.3%                      29.9%
                                                                              ----                       ----
      Combined ratio                                                          72.3%                      83.1%
                                                                              ====                       ====

                                                                              1997                      1996
                                                                              ----                      ----
    GAAP:
      Loss ratio                                                             47.0%                      53.2%
      Expense ratio                                                          19.7%                      25.6%
                                                                             ----                       ----
      Combined ratio                                                         66.7%                      78.8%
                                                                             ====                       ====

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

Results of Operations

    June 30, 1997 as Compared to June 30, 1996

    Premiums Written; Net Premiums Earned. Premiums written for the six months increased from $5,320,701 at June 30, 1996 to $5,360,174 at June 30, 1997, and
net premiums earned decreased from $5,519,403 at June 30, 1996 to $4,500,083 at June 30, 1997. Premiums written decreased from $1,716,950 during the three months ended June 30, 1996 to $1,634,550 during the three months ended June 30, 1997, while net premiums earned decreased from $2,624,054 to $2,383,011 during the same period, respectively. Increases in premiums written for the six months ended June 30, 1997 compared to June 30, 1996 were primarily associated with the Bonded Service program along with reductions in return premiums associated with the discontinuance of the Automobile Physical Damage Insurance program. Premiums earned decreased due to the change in unearned premiums associated with the run-off of the Automobile Physical Damage Insurance program in addition to reductions in unearned premium associated with an Ultimate Loss Insurance canceled policy.

    Premiums written for Ultimate Loss Insurance decreased from $2,748,587 in the first six months of 1996 to $2,462,306 in the first six months of 1997. Net premiums earned from Ultimate Loss Insurance decreased from $3,326,971 in the first six months of 1996 to $2,764,092 in the first six months of 1997. Premiums written for Ultimate Loss Insurance decreased from $1,383,410 in the second quarter of 1996 to $1,352,501 in the second quarter of 1997. Net premiums earned for Ultimate Loss Insurance decreased from $1,660,742 in the second quarter of 1996 to $1,490,496 in the second quarter of 1997. Premiums written and net premiums earned decreased as a result of reductions in the number of loans made by existing policy holders. Additionally, net premiums earned decreased as a result of reductions in unearned premium associated with a canceled policy.

    Premiums written for the Bonded Service program increased from $2,640,707 in the first six months of 1996 to $2,855,517 in the first six months of 1997, while net premiums earned from the Bonded Service program increased from $1,563,359 in the first six months of 1996 to $1,670,525 in the first six months of 1997 due to increases in premium rates. Premiums written for the Bonded Service program decreased from $350,128 in the second quarter of 1996 to $266,272 in the second quarter of 1997 due to the timing of billing issuance, while net premiums earned marginally increased from $857,112 in the second quarter of 1996 to $864,049 in the second quarter of 1997.

    Automobile Physical Damage Insurance accounted for $73,423 of premium cancellations and $585,842 of net premiums earned for the first six months in 1996 and $20,077 of premium cancellations and $83,499 of net premiums earned for the quarter ended June 30, 1996. There were no premiums written or net premiums earned during the six months ended June 30, 1997. On July 28, 1995, Ohio Indemnity entered into an agreement with the California Department of Insurance to discontinue sales and renewals of primate passenger personal lines in automobile physical damage insurance in California.

    Net Investment Income. Net investment income decreased from $795,844 in the first six months of 1996 to $748,419 in the first six months of 1997 and net investment income decreased from $453,228 in the second quarter of 1996 to $410,319 in the second quarter of 1997 as a result of allocating bond premium amortization.

    Claims Administration. Claims administration income generated by BCIS Services, a wholly-owned subsidiary of the Company, accounted for $265,454 of the revenues for the first six months of 1996 and $348,982 in the first six months of 1997 and increased from $132,571 in the second quarter of 1996 to $169,251 in the second quarter of 1997, an increase of 31.5% and 27.7%, respectively, attributable to an increase in claims processing and servicing responsibilities.

    Title and Appraisal. Title and appraisal income accounted for $496,482 of the revenues for the three and six months ended June 30, 1997 for the acquired Title Research business from April 2, 1997.

    Other Income. Other income increased from $215,261 in the first six months of 1996 to $303,033 in the first six months of 1997 and increased from $98,282 to $294,740 in the second quarters, respectively. The increase in other income was primarily due to earnings in the second quarter of 1997 of $221,985 attributed to recognition of favorable results from a closed year of operations of the Bonded Service program. During the second quarter of 1996, $98,000 of redundant reserves were earned. Additionally, the Company recorded $63,657 as a reimbursement for expenses previously incurred from a line of business sold. These expenses, totalling $72,980, are included in general and administrative expenses for the six months ended June 30, 1997.

    Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $2,938,786, or 53.2% of net premiums earned during the first six months of 1996 versus $2,113,944, or 47.0% of net premiums earned during the first six months of 1997. Losses and loss adjustment expenses totaled $975,001 or 40.9% of net premiums earned during the second quarter of 1997 versus $1,381,915, or 52.7% of net premiums earned during the second quarter of 1996. Losses and loss adjustment expenses, as a percentage of net premiums earned, decreased for the same period because net premiums earned decreased at a lower percentage rate than the percentage rate decrease in losses and loss adjustment expenses. This result reflected lower losses and loss adjustment expense experience and higher than anticipated salvage and subrogation received from the discontinued Automobile Physical Damage Insurance program.

    The absolute decrease in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in the first six months of 1996 which totalled $511,794 compared with $35,838 of net recoveries during the first six months of 1997 and totaled $21,489 of net recoveries during the second quarter of 1997 compared with $120,478 during the second quarter of 1996. These decreases were due to the discontinuance of the Automobile Physical Damage Insurance Program. The losses and loss adjustment expenses for Ultimate Loss Insurance decreased 21.0% to $1,609,262 in the first six months of 1997 from $2,036,284 in the first six months of 1996 and totaled $694,690 for the second quarter of 1997 compared with $1,093,857 during the second quarter of 1996, due to decreases in losses and loss adjustment expense payments. Losses and loss adjustment expenses for the Bonded Service program increased from $207,774 in 1996 to $300,776 in 1997 and increased from $104,319 for the second quarter of 1996 compared with $165,513 during the second quarter of 1997 primarily due to deficiency development on prior year reserves.

    Operating Expense. Operating expense consists of commission expense, other insurance operating expense, and general and administrative expenses. Operating expense increased 19.7% from $1,941,880 for the first six months of 1996 to $2,324,305 in the first six months of 1997 and increased from $832,909 for the second quarter of 1996 compared with $1,498,414 during the second quarter of 1997. The increase in operating expense was primarily due to operating and administrative expenses incurred by the newly formed Title Research Corporation. Commission expense decreased 26.8% from $825,361 in the first six months of 1996 to $604,112 in the first six months of 1997 and marginally decreased from $306,691 to $303,575 in the second quarter. Other insurance operating expenses decreased 9.5% from $751,938 in the first six months of 1996 to $680,298 in the first six months of 1997 primarily due to decreases in legal expense. General and administrative expenses increased 185.2% from $364,581 in the first six months of 1996 to $1,039,895 in the first six months of 1997 and increased 343.3% from $176,621 to $783,035 in the second quarter respectively, primarily due to operating and administrative expenses of $531,308 incurred by the Title Research during the second quarter of 1997. Additionally, BCIS Services incurred operating expenses of $282,438 in the first six months of 1996 compared with $331,911 during the first six months of 1997 and increased from $134,596 during the second quarter of 1996 to $163,610 during the second quarter of 1997.

    Interest Expense. Interest expense decreased 31.1% from $214,655 in the first six months of 1996 to $147,891 in the first six months of 1997. The decrease was due to lower borrowing levels on the Company's revolving credit line and decreases in the prime rate.

    Federal Income Taxes. Federal income taxes increased from $441,816 in the first six months of 1996 to $472,731 in the first six months of 1997 and increased from $269,890 to $311,319 in the second quarter, respectively, due to increases in taxable income primarily resulting from higher nondeductible unearned premiums.

    Statutory Combined Ratios. The statutory combined ratio decreased from 83.1% at June 30, 1996 to 72.3% at June 30, 1997. This decline is reflective of favorable underwriting experience in the company's core lines of business; Ultimate Loss Insurance and Bonded Service. In the first six months ended June 30, 1997, underwriting results improved due to the reduction in run-off of the discontinued automobile program compared with the six months ended June 30, 1996. In addition, higher than anticipated salvage and subrogation, related to the Automobile Physical Damage Insurance business, was recognized during the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose principal asset is the stock of Ohio Indemnity. The Company is, and will continue to be, dependent on dividends from the Ohio Indemnity to meet its liquidity requirements, including debt service obligations. The Company has a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that the Company would be able to receive in 1997 from Ohio Indemnity, absent regulatory consent, is $2,890,887.

    Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equalled $970,767 and $508,784 for the six months ended June 30, 1997 and 1996, respectively. Net cash provided by financing activities was $535,000 for the six months ended June 30, 1997 and $282,057 for the six months ended June 30, 1996. Net cash used in investing activities of the Company was $1,366,831 and $277,063 for the six months ended June 30, 1997 and 1996, respectively.

    BCIS Services derives its funds principally from claims administration fees which are sufficient to meet its operating obligations. Although it is impossible to estimate accurately the future cash flow from the operations of the newly acquired title business, management believes its effective capital costs may increase. Management is actively exploring further avenues for improving liquidity.

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

    The Company's investments at June 30, 1997 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at June 30, 1997 amounted to $7,556,054, or 27.3% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold these securities to their maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $795,844 and $748,419 for the six months ended June 30, 1996 and 1997, respectively.

    The Company's total shareholders' equity increased from $13,115,024 at June 30, 1995 to $14,760,681 at June 30, 1996, to $17,586 870 at June 30, 1997,
representing a 34.1% increase over the three-year period. The increase in total shareholders' equity is driven by profitable operating earnings and strengthens the Company's capital position.

    All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such loses were 488,000 and $458,436 at June 30, 1997 and December 31, 1996, respectively.

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

INFLATION

    Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first six months of 1997, the Company has experienced no material adverse consequences with respect to its growth in premiums.

INSURANCE REGULATORY MATTERS

    On June 20, 1997, the Ohio Department of insurance issued its triennial examination report on Ohio Indemnity as of December 31, 1996. The examiners reported that the financial statements set forth in the report reflected the financial condition of Ohio Indemnity. Management is not aware of any recommendations by regulatory authorities which would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or results of operations.

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

SAFEHARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Except for the historical information contained herein, the matters discussed in this Form 10-Q, included in "Management's Discussion and Analysis of Financial Condition and Results of Operations", includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

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

    On November 2, 1994, the James L. Miniter Agency, Inc. (the "Agent") filed a lawsuit against Ohio Indemnity in the Suffolk County Superior Court, Massachusetts, alleging essentially that Ohio Indemnity had breached its contractual obligations to the Agent policyholder. On December 2, 1994, Ohio Indemnity removed the case to the United States District Court for the District of Massachusetts. On June 7, 1996, a summary judgement was granted in favor of Ohio Indemnity. An appeal of the judgement was filed by the Agent, however, on May 12, 1997, the summary judgement was affirmed.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders on June 3, 1997 for the purpose of electing six directors to serve one year terms expiring in 1998.

    The number of votes cast for or against each candidate is as follows:

                                                                         VOTES FOR                    VOTES WITHHELD
                                                                         ---------                    --------------
         Si Sokol                                                        5,159,224                         5,500
         James R. Davis                                                  5,157,124                         7,600
         Daniel D. Harkins                                               5,159,424                         5,300
         Milton O. Lustnauer                                             5,159,124                         5,600
         John S. Sokol                                                   5,158,424                         6,300
         Saul Sokol                                                      5,157,124                         7,600

Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Item 27 Financial Data Schedule

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BANCINSURANCE CORPORATION
                                              -------------------------
                                                       (Company)

Date:       August 6, 1997                      By: /s/ Si Sokol
     -----------------------------                 --------------------------
                                                        Si Sokol
                                                      President and
                                                Chairman of Board of Directors
                                                (Principal Executive Officer)

Date:       August 6, 1997                      By: /s/ Sally Cress
     -----------------------------                 --------------------------
                                                        Sally Cress
                                                   Treasurer, Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)