Form 10-Q
period 1997-09-30
BANCINSURANCE CORP
filed 1997-11-12
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   September 30, 1997        Commission File Number 0-8738
                    ------------------        -----------------------------

                           BANCINSURANCE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                               31-0790882
-------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  20 East Broad Street, Columbus, Ohio                              43215
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code                (614) 228-2800
                                                                 --------------


                                      None
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES _X_  NO  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                           Outstanding at September 30, 1997
-------------------------------              ---------------------------------
Common stock, without par value                           5,843,115

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30,
                  1997 (unaudited) and December 31, 1996                                         3

         Consolidated Statements of Income for the three months and
                  nine months ended September 30, 1997 and 1996 (unaudited)                      5


         Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1997 and 1996 (unaudited)                                  6

         Notes to Consolidated Financial Statements (unaudited)                                  8


  Item 2. Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                                  9


  Item 3. Quantitative and Qualitative Disclosures About

                  Market Risk                                                           Not Applicable

PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                                                      15

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                      September 30,            December 31,
Assets                                                                                     1997                    1996
------                                                                                -------------            ------------
                                                                                       (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,138,853 in 1997 and $4,086,856 in 1996)                                     $ 4,042,276             $ 4,004,550

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $13,241,120 in 1997 and $11,271,525 in 1996)                                    13,551,737              11,502,186

       Equity securities, at fair value (cost $2,454,739
         in 1997 and $2,602,891 in 1996)                                                  3,050,483               3,031,014

     Short-term investments, at cost which
       approximates fair value                                                            4,768,777               5,730,923

     Securities purchased under agreements to resell                                      1,368,503               1,091,630
                                                                                        -----------             -----------
                        Total investments                                                26,781,776              25,360,303
                                                                                        -----------             -----------


Cash                                                                                      1,729,383                 681,286

Premiums receivable                                                                         938,915                 494,322

Accounts receivable, net of allowance for
     uncollectible amounts                                                                  242,532                    -

Reinsurance receivable                                                                       15,750                  15,150

Reinsurance recoverable on paid losses                                                        1,033                  25,143

Prepaid reinsurance premiums                                                                 33,764                    -

Premium taxes receivable                                                                     15,712                    -

Prepaid commissions                                                                         115,499                    -

Loans to affiliates                                                                         606,182                 434,463

Note receivable                                                                              75,000                    -

Furniture, fixtures and leasehold improvements, net                                         105,678                  86,435

Excess of investment over net assets of subsidiaries                                      1,004,102                 753,738

Prepaid federal income taxes                                                                100,559                  29,633

Accrued investment income                                                                   362,080                 308,646

Other assets                                                                                114,404                  85,833
                                                                                        -----------             -----------
                        Total assets                                                    $32,242,369             $28,274,952
                                                                                        -----------             -----------

                                                                     (Continued)

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                      September 30,            December 31,
Liabilities and Shareholders' Equity                                                      1997                     1996
------------------------------------                                                  ------------             ------------
                                                                                       (Unaudited)
Reserve for unpaid losses and loss adjustment
     expenses                                                                          $ 1,589,102              $ 1,359,775
Unearned premiums                                                                        1,294,144                  745,787
Contract funds on deposit                                                                3,164,042                2,950,108
Reinsurance premiums payable                                                                40,133                  503,806
Note payable to bank                                                                     6,540,000                5,600,000
Note payable                                                                                40,323                     -
Taxes, licenses, and fees payable                                                          143,844                   93,566
Deferred federal income taxes                                                              288,639                  194,755
Commissions payable                                                                        405,004                  342,258
Other                                                                                      391,713                  578,080
                                                                                       -----------              -----------
              Total liabilities                                                         13,896,944               12,368,135
                                                                                       -----------              -----------

Commitments and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or
          outstanding                                                                         -                        -
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                                         -                        -
     Common stock without par value;  authorized
       20,000,000 shares; 5,878,277 shares issued                                          315,567                  315,567
     Additional paid-in capital                                                          1,495,387                1,433,329
     Net unrealized gain on investments, net of tax                                        598,198                  434,797
     Retained earnings                                                                  16,036,787               14,040,484
                                                                                       -----------              -----------
                                                                                        18,445,939               16,224,177
     Less: Treasury stock, at cost (35,162 common
                 shares at September 30, 1997 and 111,020
                 at December 31, 1996)                                                    (100,514)                (317,360)
                                                                                       -----------              -----------
              Total shareholders' equity                                                18,345,425               15,906,817
                                                                                       -----------              -----------
              Total liabilities and shareholders' equity                               $32,242,369              $28,274,952
                                                                                       -----------              -----------





See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Unaudited)

                                                            Three Months Ended                    Nine months Ended
                                                                September 30,                        September 30,
                                                           1997              1996                1997             1996
                                                       -----------       -----------         -----------      -----------
Income:
   Premiums written                                    $ 2,965,371       $ 1,553,460         $ 8,325,545      $ 6,874,161
   (Increase) decrease in
      unearned premiums                                    311,734           804,983            (548,357)       1,492,389
                                                       -----------       -----------         -----------      -----------
         Premiums earned                                 3,277,105         2,358,443           7,777,188        8,366,550
   Premiums ceded                                          (29,678)           16,764             (29,678)        (471,940)
                                                       -----------       -----------         -----------      -----------
         Net premiums earned                             3,247,427         2,375,207           7,747,510        7,894,610
   Investment income (net of
     expenses of $85,830 and
      $ 49,917, respectively)                              362,386           334,120           1,027,933        1,001,389
   Net realized gain on
      investments                                          115,926            52,133             198,798          180,708
   Claims administration fees                              146,698           132,978             495,680          398,432
   Title and appraisal fees                                561,200              -              1,057,682             -
   Other income                                             25,541              (256)            328,574          215,005
                                                       -----------       -----------         -----------      -----------
         Total revenue                                   4,459,178         2,894,182          10,856,177        9,690,144
                                                       -----------       -----------         -----------      -----------
Losses and operating expenses:
   Losses and loss adjustment
     expenses                                            1,900,712         1,083,054           4,014,656        4,529,614
   Reinsurance recoveries                                     -               50,893                -            (456,881)
   Commission expense                                      487,693           305,087           1,091,805        1,130,448
   Other insurance operating
      expenses                                             360,535           397,239           1,040,833        1,149,177
   General and administrative
      expenses                                             714,463           225,186           1,754,358          589,767
   Interest expense                                        111,559           109,320             259,440          323,975
                                                       -----------       -----------         -----------      -----------
         Total expenses                                  3,574,962         2,170,779           8,161,092        7,266,100
                                                       -----------       -----------         -----------      -----------
         Income before federal
            income taxes                                   884,216           723,403           2,695,085        2,424,044
                                                       -----------       -----------         -----------      -----------
Federal income tax expense                                 226,051           176,956             698,782          618,772
                                                       -----------       -----------         -----------      -----------
         Net income                                    $   658,165       $   546,447         $ 1,996,303      $ 1,805,272
                                                       -----------       -----------         -----------      -----------
Net income per common share:                           $       .11       $       .09         $       .34      $       .31
                                                       -----------       -----------         -----------      -----------
Weighted average number of
   common shares and equivalents
   outstanding                                           5,893,871         5,818,386           5,868,749        5,831,726
                                                       -----------       -----------         -----------      -----------





See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              1997               1996
                                                                           ---------           ---------
Cash flows from operating activities:
   Net income                                                             $1,996,303          $1,805,272
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Net realized gain on investments                                   (198,798)           (180,708)
         Net realized loss on disposal of equipment                             -                    601
         Depreciation                                                         65,867              45,846
         Amortization of bond premium (discount)                              40,266                (613)
         Deferred federal income tax expense                                   9,708             124,019
         Increase in premiums receivable                                    (444,593)           (206,785)
         Increase in accounts receivable                                     (98,783)               -
         (Increase) decrease in reinsurance receivable                          (600)            488,751
         Decrease in reinsurance recoverable on paid losses                   24,110             510,355
         (Increase) decrease in prepaid reinsurance premiums                 (33,764)            514,662
         (Increase) decrease in premium taxes receivable                     (15,712)            124,912
         Increase in prepaid commissions                                    (115,499)           (103,806)
         Increase in loans to affiliates                                    (171,719)           (216,719)
         Increase in note receivable                                         (75,000)               -
         (Increase) decrease in prepaid federal income taxes                 (70,926)             74,753
         Increase in accrued investment income                               (53,434)            (51,040)
         Increase in other assets                                            (28,571)            ( 7,597)
         Increase (decrease) in reserve for unpaid losses
            and loss adjustment expenses                                     229,327            (976,233)
         Increase (decrease) in unearned premiums                            548,357          (1,492,389)
         Increase in contract funds on deposit                               213,934           1,186,377
        Increase (decrease) in reinsurance premiums
            payable                                                         (463,673)            109,294
         Decrease in note payable                                             (6,500)               -
        Increase in taxes, licenses and fees payable                          50,278              18,123
        Increase (decrease) in commissions payable                            62,746             (71,968)
        Decrease in other liabilities                                       (315,999)            (29,567)
                                                                          ----------          ----------
         Net cash provided by operating activities                         1,147,325           1,665,540
                                                                          ----------          ----------
Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities
      due to redemption or maturity                                        1,156,000             408,779
   Proceeds from available for sale: fixed maturities
      sold, redeemed and matured                                           1,389,619           2,215,248
   Proceeds from available for sale equity securities
      sold                                                                 1,777,748           1,882,883
   Cost of investments purchased:
      Held to maturity: fixed maturities                                  (1,344,403)           (241,682)
      Available for sale: fixed maturities                                (3,539,635)         (3,881,664)
      Equity securities                                                   (1,139,966)           (962,453)
   Decrease in amount due to stock brokers                                      -               (143,038)
   Net (increase) decrease in short-term investments                         962,146            (935,835)
   Net increase securities purchased under
      agreements to resell                                                  (276,873)            (41,715)
   Purchase of furniture, fixtures and leasehold
      improvements                                                           (54,907)             (5,235)
   Cash acquired in purchase of subsidiary                                    27,918                -
                                                                          ----------          ----------
         Net cash used in investing activities                            (1,042,353)         (1,704,712)
                                                                          ----------          ----------

                                                                     (Continued)

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                 1997              1996
                                                                                              ----------        ----------
Cash flows from financing activities:
   Proceeds from note payable to bank                                                          7,525,000        2,990,000
   Repayments of note payable to bank                                                         (6,585,000)      (2,606,132)
   Proceeds from stock options exercised                                                           3,125           22,500
   Acquisition of treasury stock                                                                    -            (183,785)
                                                                                              ----------       ----------
         Net cash provided by financing activities                                               943,125          222,583
                                                                                              ----------       ----------
Net increase in cash                                                                           1,048,097          183,411
                                                                                              ----------       ----------
Cash at December 31                                                                              681,286          482,405
                                                                                              ----------       ----------
Cash at September 30,                                                                         $1,729,383       $  665,816
                                                                                              ----------       ----------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                                   $  259,440       $  323,975
                                                                                              ----------       ----------
   Income taxes                                                                                  760,000          420,000
                                                                                              ----------       ----------
Supplemental schedule of noncash investing activities:
   Common stock issued in purchase acquisition                                                $  275,781            -
                                                                                              ----------       ----------


See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheets as of September 30, 1997, the Consolidated Statements of Income for the three and nine months ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 1997 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

3. On April 2, 1997, Title Research Corporation, ("Title Research"), a newly formed, wholly-owned subsidiary of Bancinsurance Corporation, purchased substantially all of the net assets of Title Research Agency, an Ohio corporation, for 62,500 shares of Bancinsurance Corporation common stock, with a value of $275,781. Title Research is engaged in title, appraisal and related services which support documentation needs for first and second mortgage lending requirements. The acquisition has been accounted for as a purchase and resulted in $258,998 of goodwill. The consolidated statements of income for the nine months ended September 30, 1997, included the operating results of the acquired business from April 2, 1997.

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

SUMMARY RESULTS

    The following table sets forth period to period changes in selected financial data:

                                             Period to Period Increase (Decrease)
                                             ------------------------------------
                                                Nine Months Ended September 30,
                                                -------------------------------
                                                              1996-97
                                                              -------
    Premiums written                                        $1,451,384
    Net premiums earned                                       (147,100)
    Net investment income                                       44,634
    Loss and loss adjustment expense,
      net of reinsurance recoveries                            (58,077)
    Operating expense                                        1,017,604
    Interest expense                                           (64,535)
    Operating income                                           271,041
    Net income                                              $  191,031

    The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for the nine months ended September 30:

                                          1997                  1996
                                          ----                  ----
    Statutory:
      Loss ratio                          51.8%                 51.6%
      Expense ratio                       25.2%                 31.7%
                                          ----                  ----
      Combined ratio                      77.0%                 83.3%
                                          ----                  ----

                                           1997                  1996
                                           ----                  ----
    GAAP:
      Loss ratio                           51.8%                 51.6%
      Expense ratio                        22.5%                 30.0%
                                           ----                  ----
      Combined ratio                       74.3%                 81.6%
                                           ----                  ----

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

RESULTS OF OPERATIONS

  SEPTEMBER 30, 1997 AS COMPARED TO SEPTEMBER 30, 1996

    Premiums Written; Net Premiums Earned. Premiums written for the nine months increased from $6,874,161 at September 30, 1996 to $8,325,545 at September 30, 1997, and net premiums earned marginally decreased from $7,894,610 at September 30, 1996 to $7,747,510 at September 30, 1997. Premiums written increased from $1,553,460 during the three months ended September 30, 1996 to $2,965,371 during the three months ended September 30, 1997, while net premiums earned increased from $2,375,207 to $3,247,427 during the same period, respectively. Increases in premiums written for the nine months ended September 30, 1996 versus 1997 were primarily associated with the addition of a significant new policy and reductions in return premiums associated with the discontinuance of the Automobile Physical Damage Insurance program. Premiums earned marginally decreased for the nine months ended September 30, 1996 versus 1997 due to the change in unearned premiums associated with the run-off of the Automobile Physical Damage Insurance program in addition to reductions in unearned premium associated with an Ultimate Loss Insurance canceled policy. Premiums written and earned increased for the three months ended September 30, 1996 and 1997, respectively, associated with a new Ultimate Loss Insurance policy and growth in the Bonded Service program.

    Premiums written for Ultimate Loss Insurance increased from $4,084,805 in the first nine months of 1996 to $5,084,097 in the first nine months of 1997. Net premiums earned from Ultimate Loss Insurance increased from $4,910,304 in the first nine months of 1996 to $5,095,369 in the first nine months of 1997. Premiums written for Ultimate Loss Insurance increased from $1,336,218 in the third quarter of 1996 to $2,621,791 in the third quarter of 1997. Net premiums earned for Ultimate Loss Insurance increased from $1,583,333 in the third quarter of 1996 to $2,331,277 in the third quarter of 1997. Increases in premiums written and net premiums earned were primarily attributable to premium from a large lending institution added as a customer during the third quarter of 1997 and a new agency program.

    Premiums written for the Bonded Service program increased from $2,885,633 in the first nine months of 1996 to $3,175,635 in the first nine months of 1997, while net premiums earned from the Bonded Service program increased from $2,343,010 in the first nine months of 1996 to $2,554,603 in the first nine months of 1997 due to increases in employee enrollment among existing trust members resulting in higher service fees. Premiums written for the Bonded Service program increased from $244,926 in the third quarter of 1996 to $320,118 in the third quarter of 1997 due to the timing of billing issuance, while net premiums earned increased from $779,651 in the third quarter of 1996 to $884,078 in the third quarter of 1997.

    Automobile Physical Damage Insurance accounted for $107,727 of premium cancellations and $576,301 of net premiums earned for the first nine months in 1996 and $34,304 of premium cancellations and $(9,541) of net premiums earned for the quarter ended September 30, 1996. There were no premiums written or net premiums earned during the nine months ended September 30, 1997.

    Net Investment Income. Net investment income increased from $1,182,097 in the first nine months of 1996 to $1,226,731 in the first nine months of 1997 and net investment income increased from $386,253 in the third quarter of 1996 to $478,312 in the third quarter of 1997 primarily resulting from a higher invested asset position, higher investment yields, and higher net realized gains.

    Claims Administration. Claims administration income generated by BCIS Services, a wholly-owned subsidiary of the Company, accounted for $398,432 and $495,680 for the nine months ended September 30, 1996 and 1997, respectively, and increased from $132,978 in the third quarter of 1996 to $146,698 in the third quarter of 1997, an increase of 24.4% and 10.3%, respectively, attributable to an increase in claims processing and servicing responsibilities.

    Title and Appraisal. Title and appraisal income accounted for $1,057,682 of the revenues for the nine months and $561,200 for the three months ended September 30, 1997, respectively, for the acquired Title Research business from April 2, 1997.

    Other Income. Other income increased from $215,005 in the nine months ended September 30, 1996 to $328,574 in the nine months ended September 30, 1997 and increased from $(256) to $25,541 in the third quarters, respectively. The increase in other income was primarily due to earnings of $252,652 attributed to recognition of favorable results from a closed year of operations of the Bonded Service program. During the nine months ended September 30, 1996, $187,605 of redundant reserves were earned. Additionally, the Company recorded $63,657 as a reimbursement for expenses previously incurred from a line of business sold. These expenses, totalling $72,980, are included in general and administrative expenses for the nine months ended September 30, 1997.

    Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $4,072,733, or 51.6% of net premiums earned during the first nine months of 1996 versus $4,014,656, or 51.8% of net premiums earned during the first nine months of 1997. Losses and loss adjustment expenses totaled $1,133,947 or 47.7% of net premiums earned during the third quarter of 1996 versus $1,900,712, or 58.5% of net premiums earned during the third quarter of 1997. Losses and loss adjustment expenses, as a percentage of net premiums earned, decreased for the nine months ended September 30, 1996 versus 1997, because net premiums earned decreased at a lower percentage rate than the percentage rate decrease in losses and loss adjustment expenses. This result reflected lower losses and loss adjustment expense experience and higher than anticipated salvage and subrogation received from the discontinued Automobile Physical Damage Insurance program. Losses and loss adjustment expenses increased for the three months ended September 30, 1996 versus 1997, primarily due to loss development related to a new policy and deficiency development on prior year reserves.

    The absolute decrease in losses and loss adjustment expenses was primarily attributable to initial claims from the Automobile Physical Damage Insurance business written in the first nine months of 1996 which totalled $494,107 compared with $53,332 of net recoveries during the first nine months of 1997 and totaled $17,687 of net recoveries during the third quarter of 1996 compared with $17,494 during the same quarter of 1997. The decrease in the nine months ended September 30, 1996 versus 1997 was due to the discontinuance of the Automobile Physical Damage Insurance Program. The losses and loss adjustment expenses for Ultimate Loss Insurance increased 10.6% from $2,962,945 in the first nine months of 1996 to $3,276,767 in the first nine months of 1997 and totaled $926,661 for the third quarter of 1996 compared with $1,667,505 during the third quarter of 1997, due to an increase in loss development related to a new policy during the three months ended September 30, 1997. Losses and loss adjustment expenses for the Bonded Service program increased from $322,009 to $461,658 for the nine months ended September 30, 1996 and 1997, and increased from $114,235 for the third quarter of 1996 compared with $160,882 during the third quarter of 1997 primarily due to deficiency development on prior year reserves.

    Operating Expense. Operating expense consists of commission expense, other insurance operating expense, and general and administrative expenses. Operating expense increased 35.5% from $2,869,392 to $3,886,996 for the nine months ended September 30, 1996 and 1997, respectively, and increased from $927,512 to $1,122,691 for the three months ended September 30, 1996 and 1997, respectively. The increase in operating expense was primarily due to operating and administrative expenses incurred by the newly formed Title Research Corporation. Commission expense marginally decreased 3.4% from $1,130,448 to $1,091,805 in the nine months ended September 30, 1996 and 1997, respectively, and increased from $305,087 to $487,693 for the three months ended September 30, 1996 and 1997 respectively, primarily due to the addition of the Ultimate Loss Insurance agency program and commissions incurred related to timing differences on billings on the Bonded Service Program during the three months ended September 30, 1997. Other insurance operating expenses decreased 9.4% from $1,149,177 to $1,040,833 in the nine months ended September 30, 1996 and 1997, respectively, and decreased from $397,239 to $360,535 in the three months ended September 30, 1996 and 1997, respectively, primarily due to decreases in legal expense. General and administrative expenses increased 197.5% from $589,767 in the first nine months of 1996 to $1,754,358 in the first nine months of 1997 and increased from $225,186 to $714,463 in the third quarter respectively, primarily due to operating and administrative expenses of $1,038,459 incurred by the Title Research from April 2, 1997. Additionally, BCIS Services incurred operating expenses of $416,926 and $474,630 during the nine months ended September 30, 1996 and 1997, respectively, and increased from $134,488 during the third quarter of 1996 to $142,552 during the third quarter of 1997.

   Interest Expense. Interest expense decreased 19.9% from $323,975 in the first nine months of 1996 to $259,440 in the first nine months of 1997. The decrease was due to lower borrowing levels on the Company's revolving credit line.

    Federal Income Taxes. Federal income taxes increased from $618,772 in the first nine months of 1996 to $698,782 in the first nine months of 1997 and increased from $176,956 to $226,051 in the third quarter, respectively, due to increases in taxable income primarily resulting from a higher nondeductible unearned premiums.

    Statutory Combined Ratios. The statutory combined ratio decreased from 83.3% at September 30, 1996 to 77.0% at September 30, 1997. This decline is reflective of favorable underwriting experience in the company's core lines of business; Ultimate Loss Insurance and Bonded Service. In the first nine months ended September 30, 1997, underwriting results improved due to the reduction in run-off of the discontinued automobile program compared with the nine months ended September 30, 1996. In addition, higher than anticipated salvage and subrogation, related to the Automobile Physical Damage Insurance business, was recognized during the nine months ended September 30, 1997.

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

    Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equalled $1,147,325, and $1,665,540 for the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by financing activities was $943,125 for the nine months ended September 30, 1997 and $222,583 for the nine months ended September 30, 1996. Net cash used in investing activities of the Company was $1,042,353 and $1,704,712 for the nine months ended September 30, 1997 and 1996, respectively.

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

    The Company's investments at September 30, 1997 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at September 30, 1997 amounted to $7,866,663, or 27.6% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $1,182,097 and $1,226,731 for the nine months ended September 30, 1996 and 1997, respectively.

    The Company's total shareholders' equity increased from $13,336,058 at September 30, 1995 to $15,307,373 at September 30, 1996, to $18,345,425 at
September 30, 1997, representing a 37.6% increase over the three-year period. The increase in total shareholders' equity is driven by profitable operating earnings and strengthens the Company's capital position.

    All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such loses were $363,200 and $458,436 at September 30, 1997 and December 31, 1996, respectively.

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

INFLATION

    Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first nine months of 1997, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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

Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Item 27 Financial Data Schedule

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BANCINSURANCE CORPORATION
                                                          (Company)

Date:     November 5, 1997                        By:      Si Sokol
      ------------------------                        -------------------------
                                                           Si Sokol
                                                        President and
                                                 Chairman of Board of Directors
                                                  (Principal Executive Officer)


Date:     November 5, 1997                        By:     Sally Cress
      ------------------------                        -------------------------
                                                          Sally Cress
                                                      Treasurer, Secretary
                                                    (Principal Financial and
                                                        Accounting Officer)