Form 10-K405
period 1997-12-31
BANCINSURANCE CORP
filed 1998-03-16
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended                              0-8738
   -------------------------                      ----------------------
       December 31, 1997                          Commission File Number


                            BANCINSURANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                     31-0790882
   -------------------------------                   ------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


  20 East Broad Street, Columbus, Ohio                          43215
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


    Registrant's telephone number including area code     (614) 228-2800
                                                      ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on
        Title of Each Class                        Which Registered

               NONE                                       NONE
 -----------------------------------        ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE
------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


On February 12, 1998, the aggregate fair value of the voting stock held by those other than executive officers and directors of the registrant was $10,714,863.

As of February 12, 1998, the Registrant had 5,843,115 Common Shares, without par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference in Part II.

Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 1997 FORM 10-K



                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
                                               PART I
Item 1.  Business................................................................................       3
Item 2.  Properties..............................................................................       7
Item 3.  Legal Proceedings.......................................................................       7
Item 4.  Submission of Matters to a Vote of Security Holders.....................................       7

                                               PART II

Item 5.  Market for the Company's Common Stock and Related
             Security Holder Matters.............................................................       8
Item 6.  Selected Consolidated Financial Data....................................................       8
Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................       8

Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk................................................................................       8
Item 8.  Consolidated Financial Statements and Supplementary Data................................       8
Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.................................................       8

                                              PART III

Item 10. Directors and Executive Officers of the Company.........................................       8
Item 11. Executive Compensation..................................................................       8
Item 12. Security Ownership of Certain Beneficial Owners and
             Management..........................................................................       9
Item 13. Certain Relationships and Related Transactions..........................................       9

                                               Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K............................................................................       9

                                     Part I

Item 1.  Business

GENERAL

The Company is an Ohio insurance holding company engaged primarily in the underwriting of specialized and niche insurance products and related services through its wholly-owned insurance subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Ohio Indemnity is licensed to transact business in 45 states and the District of Columbia and on a surplus lines basis in Texas. BCIS Services, Inc. ("BCIS Services") is incorporated in Ohio as a wholly-owned subsidiary of the Company. BCIS Services is a non-risk bearing provider of workers' compensation administration and cost control services to employers who self-insure workers' compensation coverage. During 1997, Title Research Corporation ("Title Research") was incorporated in Ohio as a wholly-owned subsidiary of the Company. Title Research specializes in title, appraisal and related services which support documentation needs for first and second mortgage lending requirements. The reference to "the Company" in the following discussion relates to the Company and its subsidiaries.

PRODUCTS

Most of the Company's net premiums written and premiums earned are derived from two distinct lines of specialized and niche insurance products and related services:

Ultimate Loss Insurance. Ultimate Loss Insurance, a form of physical damage blanket single interest collateral protection insurance, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. Ultimate Loss Insurance insures such institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. The standard policy covers physical damage to the collateral, not to exceed the lesser of the collateral's fair market value or the outstanding loan balance. This blanket single interest collateral protection policy is generally written to cover the lending institution's complete portfolio of collateralized personal property loans, which consist primarily of automobile loans. The Company offers supplemental coverages, at additional premium cost, for losses due to unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender's collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral.

Since its inception in 1956, the Company has gradually expanded coverage of the program to include lenders such as banks, savings and loans, credit unions and finance companies. During 1997, the Company provided Ultimate Loss Insurance coverage to approximately 300 lending institutions.

The premiums charged for Ultimate Loss Insurance reflect claims experience, loan volumes and general market conditions.

The Company is test marketing creditor placed collateral and mortgage protection policies in two states. Collateral and mortgage protection insurance covers primarily automobile and residential mortgages pledged as security for loans for which the borrower has not produced evidence of coverage as required by the lender.

Bonded Service Program. Unemployment compensation is a federally mandated social insurance program. Private employers finance the payment of unemployment benefits to their former employees by paying a tax on covered wages. Certain not-for-profit and governmental entities can elect not to pay the tax but, instead, reimburse the state for benefits paid to their former employees. This reimbursing method is usually the least costly option but poses the risk of having to pay unexpected, unbudgeted benefit costs. The Bonded Service program alleviates that risk of unexpected loss. The Company has participated since 1989 by bonding specific unemployment compensation servicing commitments of a cost containment service firm including reimbursement of unemployment benefits.

In 1992, the Company agreed to write a similar type bond covering groups of smaller not-for-profit entities which could realize the cost benefits of being a reimburser but could not do so on a stand-alone basis. As of December 31, 1997, the Company services seven (7) such groups.

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

Some states require that reimbursing employers post a bond as security for the performance of their reimbursing obligations. On limited occasions, the Company has provided this mandated bond on behalf of employers enrolled in the Bonded Service program. The Company's obligations under such bonds may not, in every case, cease upon termination of an employer's participation in the program. The financial statements include reserves for losses on such programs for benefits paid. Such reserves were $477,600 and $458,436 at December 31, 1997 and 1996, respectively.

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

BCIS Services assists the client in controlling factors that impact containment of workplace disability costs from risk control to proactive claims management. BCIS Services is postured to provide independent claims administration involving other casualty insurance exposures on a multi-state basis. Independent resources are engaged to provide specialized control functions as circumstances dictate. The Company provided cost control services to four employers in California which generated revenues of $658,884, $533,354 and $550,615 during 1997, 1996 and
1995, respectively.

BCIS Services operated in California only during 1997, 1996 and 1995. There can be no assurance that this operation will be commercially successful or profitable.

Title Research Corporation. In April 1997, Title Research, a newly formed, wholly-owned subsidiary of the Company, purchased substantially all of the net assets of Title Research Agency, an Ohio corporation. Title Research assists the consumer mortgage lending industry with various services including title, lien search, property appraisal, closings and placement of title insurance. Title Research is engaged in preparation all technical documentation necessary for home equity lending. Title Research does not engage in the business of underwriting or insuring title coverage, but represents two title insurance companies. During 1997, the Company generated title and appraisal fees of $1,593,556.

Title Research operated primarily in Ohio during 1997. There can be no assurance that this operation will be commercially successful or profitable.

COMPETITION

The insurance business is highly competitive. There are approximately 3,200 property and casualty insurance companies in the United States, although most of them are not significant competitors for the specialty lines which the Company underwrites. Some competing companies offer more diversified insurance coverage and have greater financial resources than the Company. Competition may include lower premiums, specialized products, more complete and complex product lines, greater pricing flexibility, superior service, different marketing techniques, or better agent compensation. Management believes that one of its competitive advantages is specializing in limited insurance lines. This specialization allows the Company to refine its underwriting and claims techniques, which in turn, provide agents and insureds with superior service.

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

Concerning Title Research, competition includes title companies, brokers, agents, insurance companies or contractors who provide mortgage services to their clients. The major competitors are title lien search companies, most of which operate on a regional basis. There are approximately 1,100 title lien search companies in Ohio that specialize in first and second mortgage lending requirements. The title lien industry is highly competitive. Key elements which affect competition are: price, expertise, service, financial strength and size of the company.

There can be no assurance that the Company will not face additional competition in its markets from new or existing competitors.

REINSURANCE

The Company maintains a quota share reinsurance agreement, by which Ohio Indemnity cedes a portion of its mortgage protection and automobile physical damage insurance to a reinsurer. This arrangement limits the net claim liability potential arising from specific policies. This reinsurance agreement does not relieve the Company from its obligations to policyholders. Consequently, failure of the reinsurer to honor its obligations could result in losses to the Company. The Company currently recovers 75% and 50% of the paid losses and loss adjustment expense applicable to Mortgage Protection and Automobile Physical Damage insurance policies, respectively.

As of December 31, ceded reinsurance reduced commission expense incurred by $23,032 in 1997 and increased commission expense incurred by $62,147 and $121,972 in 1996 and 1995, respectively.

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

All insurance companies must file annual statements in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. On June 20, 1997, the Ohio Department of Insurance issued its triennial examination report on Ohio Indemnity for the three-year period ended December 31, 1996. The examiners reported that the financial statements set forth in the report reflected the financial condition of Ohio Indemnity. Management is not aware of any recommendations by regulatory authorities which, if implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or results of operations. The next triennial review of the Company will be conducted by the Ohio Superintendent of Insurance in 2000 for the three-year period ending December 31, 1999.

Numerous states routinely require deposits of assets by insurance companies to protect policyholders. As of December 31, 1997, securities with a fair value of approximately $3,999,026 had been deposited by the Company with eleven state insurance departments. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

     Insurance Holding Company System Regulation

Bancinsurance Corporation is subject to certain provisions of the Ohio Insurance Holding Company System Regulatory Act, as amended, which governs any direct or indirect change in control of it and certain affiliated-party transactions involving it or its assets. No person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Ohio Indemnity, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, certain material transactions involving Bancinsurance Corporation and Ohio Indemnity must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. Such transaction can be disapproved by the Superintendent within such 30-day period if it does not meet certain standards. Transactions requiring such approval include, but are not limited to: sales, purchases or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. Bancinsurance Corporation believes that it is in compliance with the Ohio Insurance Holding Company System Regulatory Act and the regulations promulgated thereunder.


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

The NAIC adopted a Risk Based Capital ("RBC") test applicable to property and casualty insurers. The RBC calculation serves as a benchmark of insurance enterprises' solvency by state insurance regulators by establishing statutory surplus targets which will require certain Company level or regulatory level actions. Based on the Company's analysis, it appears that the Company's total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. These RBC provisions have been enacted into the Ohio Revised Code.

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

EMPLOYEES

As of February 12, 1998, the Company employed 46 full-time employees and 5 part-time employees. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees.

SERVICE MARKS

The Company has developed common law rights in its service mark, ULTIMATE LOSS INSURANCE, which is registered in the State of Ohio. The Company has federally registered its trademark, BI BANCINSURANCE CORPORATION(R) (stylized letters).

Item 2. Properties

The Company leases all of its office space, which as of February 13, 1998, totalled approximately 17,000 square feet. The home office in Columbus, Ohio aggregates approximately 7,000 square feet. The lease provides for a monthly gross rental of $7,817. The leased space is shared with Westford Group, Inc., an affiliate of the Company through a common officer and principal shareholder. Rental expense is allocated in accordance with space utilization. BCIS Services' office in Los Angeles, California occupies approximately 2,900 square feet. The lease provides for a monthly gross rental of $3,324. Title Research leases office space at a property located in Hilliard, Ohio which serves as its corporate headquarters. The office occupies approximately 3,500 square feet. Title Research's branches lease office space in three locations throughout Ohio occupying approximately 3,600 square feet. These four leases provide for a monthly gross rental of $6,322.

Item 3. Legal Proceedings

The Company is routinely a party to litigation incidental to its business, as well as to other nonmaterial litigation. Management believes that no individual item of litigation, or group of similar items of litigation is likely to result in judgments that will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II


Item 5. Market for the Company's Common Stock and Related Security Holders
        Matters

The information required by this item is included under the caption "Market Information", "Holders", "Dividends", and "Market Makers" in the Company's 1997 Annual Report (the "Annual Report") and is incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's consolidated balance sheets as of December 31, 1997 and 1996, and the consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1997, 1996 and 1995 and the notes to the financial statements, together with the independent auditors' report thereon appear in the Company's Annual Report and are incorporated herein by reference.

The Company's Financial Statement Schedules and Independent Auditors' Report on Financial Statement Schedules are included in response to Item 14 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

The information required by this item is included under the captions "Election of Directors," "Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1998 Annual Meeting of Stockholders to be held on June 2, 1998, and is incorporated herein by reference.


Item 11. Executive Compensation

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

     (a) The following documents are filed as part of this report:

          (1) The following financial statements appearing in the Company's Annual Report are incorporated herein by reference:

               Consolidated Balance Sheets as of December 31, 1997 and 1996.

               Consolidated Statements of Income for the three years ended December 31, 1997.

               Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997.

               Consolidated Statements of Cash Flows for the three years ended December 31, 1997.

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

               13.1 Annual Report to Shareholders for the year ended December 31, 1997.

               21    Subsidiaries of the Company as of December 31, 1997.

               23 Consents of independent accountants to incorporation of their opinions by reference in Registration Statement on Form S-8.

               27    Financial Data Schedule.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

     (c)  Exhibits

          The exhibits to this report begin on page 17.

     (d)  Financial Statement Schedules

          The financial statement schedules and the independent auditors' report thereon are included on the following pages.

Board of Directors and Shareholders
Bancinsurance Corporation:



     Our report on the consolidated financial statements of Bancinsurance Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 22 of the 1997 Annual Report to Shareholders of Bancinsurance Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 9 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             /s/ COOPERS & LYBRAND L.L.P.


Columbus, Ohio
February 27, 1998

                    BANCINSURANCE CORPORATION AND SUBSIDIARY


 Schedule I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT IN RELATED PARTIES



                                       December 31, 1997
------------------------------------------------------------------------------------------------
        Column A                                  Column B       Column C        Column D
        --------                                  --------       --------        --------
  Type of Investment                              Cost (1)         Fair         Amount at which
                                                                   Value         shown in the
                                                                                balance sheet
------------------------------------------------------------------------------------------------
Held to maturity:
   Fixed maturities:
      Governments                               $ 1,160,644     $ 1,187,800     $ 1,160,644
      States, territories and
         possessions                              1,020,723       1,035,250       1,020,723
      Political subdivisions of states,
         territories and possessions                506,763         536,000         506,763
      Special revenue                             1,102,064       1,144,976       1,102,064
      Other debt securities                          50,000          50,000          50,000

   Redeemable preferred stocks:
      Public utilities                              100,000         100,000         100,000
                                                -----------     -----------     -----------
                   Total held to maturity         3,940,194       4,054,026       3,940,194
                                                -----------     -----------     -----------

Available for sale:
   Fixed maturities:
   Governments                                      853,376         857,540         857,540
      States, territories and
         possessions                              3,098,386       3,143,426       3,143,426
      Political subdivisions of states,
         territories and possessions              4,961,653       5,103,767       5,103,767
      Special revenue                             3,672,237       3,806,862       3,806,862
      Industrial and miscellaneous                   50,000          51,031          51,031

   Equity securities:
      Nonredeemable preferred stocks:
         Public utilities                           500,000         483,548         483,548
         Banks, trust and insurance
            companies                               417,312         620,846         620,846
         Industrial and miscellaneous               567,050         560,876         560,876

      Common stocks:
         Banks, trust and insurance
            companies                               474,390         854,978         854,978
         Industrial and miscellaneous               642,398         704,813         704,813
                                                -----------     -----------     -----------
                   Total available for sale      15,236,802      16,187,687      16,187,687
                                                -----------     -----------     -----------

Short-term investments
Securities purchased under agreements             5,753,669       5,753,669       5,753,669
   to resell                                      1,048,075       1,048,075       1,048,075
                                                -----------     -----------     -----------

                   Total investments            $25,978,740     $27,043,457     $26,929,625
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

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                           December 31, 1997 and 1996


                         Assets                        1997            1996
                         ------                    -----------     -----------
Cash                                               $    10,673     $     9,117

Investment in subsidiaries                          22,640,505      20,491,962

Other                                                1,564,445       1,143,067
                                                   -----------     -----------

                                                   $24,215,623     $21,644,146
                                                   ===========     ===========

          Liabilities and Shareholders' Equity
          ------------------------------------

Note payable to bank                               $ 5,000,000     $ 5,600,000

Other                                                  135,822         137,329

Shareholders' equity                                19,079,801      15,906,817
                                                   -----------     -----------

                                                   $24,215,623     $21,644,146
                                                   ===========     ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                  Years Ended December 31, 1997, 1996, and 1995


                                                   1997             1996              1995
                                                -----------      -----------      -----------
Dividends from subsidiaries                     $ 1,375,000      $   650,000      $   600,000
Other income                                         36,477           24,777           52,236

General and administrative expenses                (503,534)        (613,491)        (605,132)
                                                -----------      -----------      -----------

              Net income before tax benefit
                and equity in earnings of
                subsidiaries                        907,943           61,286           47,104

Income tax benefit                                 (181,297)        (205,213)        (198,655)
                                                -----------      -----------      -----------

              Net income before equity in
                earnings of subsidiaries          1,089,240          266,499          245,759

Equity in undistributed earnings of
   subsidiaries                                   1,612,054        2,074,549        1,175,327
                                                -----------      -----------      -----------

Net income                                      $ 2,701,294      $ 2,341,048      $ 1,421,086
                                                ===========      ===========      ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1997, 1996, and 1995


                                                       1997              1996             1995
                                                    -----------      -----------      -----------
Cash flows from operating activities:
   Net income                                          $ 2,701,294      $ 2,341,048      $ 1,421,086
   Adjustments to reconcile net income to net
       cash provided by operating
       activities:
          Equity in undistributed net earnings
             of subsidiaries                            (1,679,976)      (2,074,549)      (1,175,327)
          Deferred federal income tax (benefit)
            expense                                             --         (108,747)         108,747
          (Increase) decrease in notes
             receivable                                   (167,500)        (145,000)          28,602
          Increase in loans to affiliates                  (71,719)         (71,719)         (71,719)
          Increase in accounts receivable from
             subsidiaries                                 (148,455)              --          (29,585)
          Increase in prepaid federal income
             taxes                                          29,633          291,855          291,632
          (Increase) decrease in other assets              (63,337)           6,249           21,486
          Increase (decrease) in accounts
             payable to subsidiaries                        25,616           34,129         (259,168)
          Increase (decrease) in other
             liabilities                                   (27,123)         (99,024)          78,587
                                                       -----------      -----------      -----------

              Net cash provided by in operating
                activities                                 598,433          174,242          414,341
                                                       -----------      -----------      -----------



Cash flows from financing activities:
   Proceeds from notes payable to bank                   7,525,000        1,790,000        5,100,000
   Repayments of notes payable to bank                  (8,125,000)      (1,806,132)      (5,400,000)
   Proceeds from stock options exercised                     3,123           22,500           47,812
   Acquisition of treasury stock                                --         (185,675)        (162,838)
                                                       -----------      -----------      -----------

              Net cash used in financing
                activities                                (596,877)        (179,307)        (415,026)
                                                       -----------      -----------      -----------

Net increase (decrease) in cash                              1,556           (5,065)            (685)
                                                       -----------      -----------      -----------
Cash at beginning of year                                    9,117           14,182           14,867
                                                       -----------      -----------      -----------

Cash at end of year                                    $    10,673      $     9,117      $    14,182
                                                       ===========      ===========      ===========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                            $   389,632      $   425,523      $   453,855
   Income taxes                                            935,000          530,000           20,000
                                                       ===========      ===========      ===========

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Bancinsurance Corporation
                                               (Company)


                                    3/15/98    By           Si Sokol
                                    -------       ---------------------------
                                      DATE                  Si Sokol
                                                      Chairman of Board of
                                                      Directors, President
                                                  (Principal Executive Officer)






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:




 3/15/98                   Si Sokol                                 3/15/98                  Sally Cress
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
                      Chairman of Board of                                               Treasurer, Secretary
                    Directors, President and                                            Chief Financial Officer
                     Chief Executive Officer                                             and Chief Accounting
                                                                                                 Officer





 3/15/98               Daniel D. Harkins                            3/15/98               Milton O. Lustnauer
---------           --------------------------                     ---------           --------------------------
  DATE                 Daniel D. Harkins                             DATE                 Milton O. Lustnauer
                           Director                                                            Director





 3/15/98                 Saul Sokol                                 3/15/98                 James R. Davis
---------           --------------------------                     ---------           --------------------------
  DATE                   Saul Sokol                                  DATE                   James R. Davis
                          Director                                                             Director





 3/15/98                 John S. Sokol
---------           --------------------------
  DATE                   John S. Sokol
                           Director

                               INDEX OF EXHIBITS


     The following is the Index of Exhibits required by Item 601 of Regulation S-K.



Exhibit No.                                 Description
-----------                                 -----------

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

  13.1         Annual Report to Shareholders for the year ended December 31, 1997.

  21           Subsidiaries of the Company as of December 31, 1997.

  23           Consent of independent accountants to incorporation of their opinion by reference in Registration Statement on Form S-8.

  27           Financial Data Schedule.