Form 10-K405/A
period 1997-12-31
BANCINSURANCE CORP
filed 1998-05-01
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                FORM 10-K/A No. 1


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended                            0-8738
-------------------------------------      -------------------------------------
         December 31, 1997                        Commission File Number


                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Ohio                                     31-0790882
-------------------------------------      -------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)


  20 East Broad Street, Columbus, Ohio                             43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code       (614) 228-2800
                                                     ---------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
         Title of Each Class                         Which Registered

               NONE                                        NONE
-------------------------------------      -------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


On April 24, 1998, the aggregate fair value of the voting stock held by those other than executive officers and directors of the registrant was $13,111,818.

As of April 24, 1998, the Registrant had 5,843,115 Common Shares, without par value, outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference in Part II.

Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

  Bancinsurance Corporation's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "BCIS." The following table sets forth, for the periods indicated, the high and low sale prices for the Company in the over-the-counter market as reported by the National Quotation Bureau, Inc. The prices shown represent quotation between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. On February 12, 1998, the last reported sale price of the Company's common stock was $5 1/8.

                                                Low Sale         High Sale
                                                --------         ---------

          September 30, 1996                       3               3 1/4
          December 31, 1996                        3 3/4           4 1/8
          March 31, 1997                           4 1/4           5 1/8
          June 30, 1997                            4               4 1/4
          September 30, 1997                       4 1/8           4 3/8
          December 31, 1997                        4 1/2           5


HOLDERS

  The number of holders of record of the Company's common stock as of February 12, 1998 was 966.


DIVIDENDS


  No cash dividends were declared or paid on the Company's outstanding common stock in the two most recent fiscal years. The Company intends to retain earnings to finance the growth of its business and the business of Ohio Indemnity, BCIS Services and Title Research and, therefore, does not anticipate paying any cash dividends to holders of its common stock. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, legal and regulatory restrictions, and other factors deemed relevant at the time. Reference is made to Note 11 to the Notes to Consolidated Financial Statements for a description of the restrictions on payment of dividends to the Company from the Subsidiary.



MARKET MAKERS

  As of January 31, 1998, the following broker-dealer firms were making a market in Bancinsurance Corporation common stock:

  HERZOG, HEINE, GEDULD, INC.                   MORGAN, KEEGAN & COMPANY
  MAYER & SCHWEITZER INC.                       NASH WEISS/DIV. OF SHATKIN INV.
  MCDONALD & COMPANY SECURITIES, INC.           SOUTHLAND SECURITIES CORP.


ANNUAL MEETING

  The annual meeting of shareholders will be held on June 2, 1998, at 9:30 A.M. at the offices of Porter, Wright, Morris & Arthur, 29th Floor, 41 South High Street, Columbus, Ohio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

The Company's principal sources of revenue are premiums paid by insureds for insurance policies issued by the Company. Premium volume principally is earned as written due to the nature of the monthly policies issued by the Company. The Company's principal costs are losses and loss adjustment expenses. The principal factor in determining the level of the Company's profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

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


SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                         --------------------------------------------------
                                                PERIOD TO PERIOD INCREASE (DECREASE)
                                                       YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------
                                                1996-97                      1995-96
                                         ---------------------       ----------------------
                                           AMOUNT      %CHANGE         AMOUNT       %CHANGE
                                         ----------    -------       -----------    -------
Premiums written ................        $2,821,062      33.8%       $(5,680,346)   (40.5%)
Net premiums earned .............         1,031,139      10.2%        (9,645,203)   (48.8%)
Net investment income ...........           (36,626)     (2.3%)          150,682     10.7%
Total revenue ...................         3,125,527      24.6%        (9,105,470)   (41.7%)
Loss and loss adjustment expense,
 net of reinsurance recoveries ..           666,470      12.3%        (7,355,610)   (57.6%)
Operating expense ...............         2,000,134      53.7%        (3,270,301)   (46.7%)
Interest expense ................           (88,428)    (19.6%)           (3,072)     (.7%)
Operating income ................           547,351      17.5%         1,523,513     95.4%
Net income ......................        $  360,246      15.4%       $   919,962     64.7%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for each of the years ended December 31:

                                         1997         1996          1995
                                         --------------------------------

Statutory:
  Loss ratio...................          54.4%        53.3%         64.5%
  Expense ratio ...............          21.9%        30.4%         48.8%
                                         ----         ----         -----
  Combined ratio ..............          76.3%        83.7%        113.3%
                                         ====         ====         =====
GAAP:
  Loss ratio ..................          54.4%        53.3%         64.5%
  Expense ratio ...............          22.1%        30.5%         52.2%
                                         ----         ----         -----
  Combined ratio ..............          76.5%        83.8%        116.7%
                                         ====         ====         =====


Investments of Ohio Indemnity's assets are restricted to certain investments permitted by the Ohio insurance laws. The Company's overall investment policy is determined by the Company's Board of Directors and is reviewed periodically. The Company principally invests in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in favorable net yields. The Company has the ability and intent to hold its held to maturity fixed income securities to maturity or put date, and as a result carries its held to maturity fixed income securities at amortized cost for GAAP purposes. As the Company's fixed income securities mature, there can be no assurance that the Company will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

Premiums Written; Premiums Earned. Premiums written increased 33.8% from $8,358,499 in 1996 to $11,179,561 in 1997, while premiums earned increased 10.2%
from $10,138,104 in 1996 to $11,169,243 in 1997. Premiums increased due to a focus on historically profitable core lines of business and complementary products and services. The addition of a significant new policy in the Ultimate Loss Insurance Program, a new agency program, growth in the Bonded Service Program and reductions in return premiums recorded in 1996 associated with the discontinuance of the Automobile Physical Damage Insurance Program, which had no premiums written or earned during 1997, primarily contributed to the increases.


Premiums written for Ultimate Loss Insurance increased 47.3% from $5,198,724 in 1996 to $7,656,552 in 1997. Premiums earned for Ultimate Loss Insurance increased 22.2% from $6,233,308 in 1996 to $7,620,000 in 1997. The increase in premiums written and premiums earned during 1997 reflected increased premium volume primarily attributable to a significant new customer added during the third quarter of 1997. See Note 16 to the Notes to Consolidated Financial Statements. In addition, a new creditor placed mortgage protection and collateral protection program during 1997 recorded in the aggregate $624,691 and $266,578 of premiums written and premiums earned, respectively, in 1997.


Premiums written for the Bonded Service program increased 5.9% from $3,231,642 in 1996 to $3,422,032 in 1997, while premiums earned from the Bonded Service program increased 5.9% from $3,228,725 in 1996 to $3,420,793 in 1997. The increases in net premiums written and premiums earned on the Bonded Service program were primarily attributable to increases in employee enrollment among existing trust members resulting in higher service fees.

Net Investment Income. Net investment income remained relatively constant from $1,564,175 in 1996 to $1,527,549 in 1997. Investment income increased from $1,318,137 in 1996 to $1,344,815 in 1997 primarily resulting from a higher invested asset position and lengthened maturities on the bond portfolio. Net realized gains on investments decreased from $246,038 in 1996 to $182,734 in 1997 resulting from the Company's 1997 investment strategy to shelter current year realized gains that were primarily market driven. The average yield on the investment portfolio was 5.6% in 1996 and 5.3% in 1997.

Claims Administration. Claims administration fees generated by BCIS Services, a consolidated subsidiary, accounted for $550,615 of the revenues for 1996 and $658,884 in 1997. The increase of 19.7% was primarily attributable to an increase in claims processing and servicing responsibilities.

Title and Appraisal Fees. Title and appraisal fees generated by Title Research, a consolidated subsidiary, accounted for $1,593,556 of the revenues for 1997. Title Research commenced business operations in Ohio during the second quarter of 1997.

Management Fees. Management fees increased from $411,176 in 1996 to $809,345 in 1997. The increase was attributed to recognition of favorable results from a closed year of operations of the Bonded Service program. See Note 1(k) to the Notes to Consolidated Financial Statements.

Other Income. Other income increased from $40,804 in 1996 to $71,824 in 1997 primarily as a result of recording $63,657 as a reimbursement for expenses previously incurred from an insurance product line sold. Expenses totalling $72,980 for this business are recorded on the income statement as general and administrative expenses in 1997.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $5,404,484, or 53.3% of premiums earned in 1996 versus $6,070,954, or 54.4% of premiums earned in 1997. Losses and loss adjustment expenses, as a percentage of premiums earned, increased for the same period because net premiums earned increased at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses. This result was primarily due to loss development related to a new policy and deficiency development on prior year reserves.

The absolute increase in losses and loss adjustment expenses was primarily attributable to a significant new policy in the Ultimate Loss Insurance Program which incurred loss and loss adjustment expenses of $1,649,340. See Note 16 to the Notes to Consolidated Financial Statements. Total loss and loss adjustment expenses for the Ultimate Loss Insurance Program increased 25.2% from $4,079,921 in 1996 to $5,106,930 in 1997. Loss and loss adjustment expenses for the Bonded Service Program increased 31.5% from $438,355 in 1996 to $576,502 in 1997 due to adverse development on prior year reserves. Loss and loss adjustment expenses from the Automobile Physical Damage Insurance Program decreased from $502,208 in 1996 to $158,136 of net recoveries in 1997 due to higher than anticipated salvage and subrogation and adequate reserves to handle the runoff associated with the discontinued program.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 53.7% from $3,727,668 in 1996 to $5,727,802 in 1997. Commission expense increased 8.6% from $1,441,430 in 1996 to $1,565,826 in 1997, primarily due to the addition of a new collateral protection insurance agency program and commission incurred related to the Bonded Service Program. Other insurance operating expenses increased 9.1% from $1,551,578 in 1996 to $1,692,041 in 1997, primarily due to increases in allocable salaries and related benefits, advertising, amortization of bond premiums, consulting and appraisal and prepaid premium taxes. General and administrative expenses increased from $734,660 in 1996 to $2,469,935 in 1997 primarily due to operating and administrative expenses incurred by Title Research from April 2, 1997. Additionally, salaries and related costs, consulting and depreciation increased during 1997. BCIS Services incurred operating expenses of $567,343 in 1996 compared with $619,032 in 1997 and Title Research incurred operating expenses of $1,599,516 during 1997.

Interest Expense. Interest expense decreased from $451,425 in 1996 to $362,997 in 1997 due to lower borrowing levels on the Company's revolving credit line.

Federal Income Taxes. The difference between Federal income taxes, $780,249 in 1996 and $967,354 in 1997, resulted from an increase in the effective tax rate primarily due to an increase in taxable income. See Note 8 to the Notes to Consolidated Financial Statements.


Statutory Combined Ratios. The change in the statutory combined ratio from 83.7% in 1996 to 76.3% in 1997 was primarily attributable to a decrease in loss and loss adjustment expense experience primarily associated with the discontinuance of the Automobile Physical Damage Program, which generally carried higher loss ratios than the Company's core lines.



YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

Premiums Written; Premiums Earned. Premiums written decreased 40.5% from $14,038,845 in 1995 to $8,358,499 in 1996, while premiums earned decreased 48.8%
from $19,783,307 in 1995 to $10,138,104 in 1996. Premiums decreased primarily due to the discontinuance of the California Automobile Physical Damage Program. Automobile insurance premiums were predominantly earned through June 1996 as the policies expired. The discontinuance of the Automobile Physical Damage Program resulted in a positive impact on underwriting results although there has been a material reduction in premiums associated with its discontinuance. Nonetheless, there can be no assurance that the discontinuance will not have a material adverse effect on the Company's operating results. See "DISCONTINUED PRODUCTS."

Automobile Physical Damage Insurance accounted for $(110,821) of premiums written and $573,207 of premiums earned in 1996, compared with $5,272,700 and $9,507,516 in 1995, a decrease of 102.1% and 94.0% respectively. The Company began commercially marketing the product in California in June 1992 and in Arizona in January 1993. In October 1994, the Company discontinued sales of Automobile Physical Damage insurance in Arizona. On April 30, 1995, the Company canceled its managing general agent contract for the sales of Automobile Physical Damage Insurance in California. On May 1, 1995, the reinsurance agreement applicable to the Automobile Physical Damage written through its managing general agent was canceled. Reinsurance will remain in force for all policies written by its managing general agent. In addition, on May 1, 1995, the Company assumed marketing and underwriting responsibilities and engaged an independent claims agent to handle subsequent settlements. On July 28, 1995, Ohio Indemnity Company entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California. Premiums earned decreased less significantly than premiums written as a result of reductions in unearned premium resulting from the run-off and reductions in premiums written.

Premiums written for Ultimate Loss Insurance decrease 5.1% from $5,479,857 in 1995 to $5,198,724 in 1996. Premiums earned for Ultimate Loss Insurance decreased 8.6% from $6,817,904 in 1995 to $6,233,308 in 1996. The decrease in premiums written and premiums earned during 1996 reflected decreased premium volume. The decrease in premiums earned reflects, in addition, the reduction in unearned premium associated with a canceled policy.

Premiums written for the Bonded Service program remained relatively constant from $3,285,708 in 1995 to $3,231,642 in 1996, while premiums earned from the Bonded Service program decreased 2.0% from $3,293,325 in 1995 to $3,228,725 in 1996. The decreases in net premiums written and premiums earned on the Bonded Service program were primarily attributable to marginal decreases in premium rates.

Net Investment Income. Net investment income increased 10.7% from $1,413,493 in 1995 to $1,564,175 in 1996 primarily as a result of net realized gains on equity securities. During 1996, the Company's investment strategy was primarily tax driven in order to utilize potentially expiring capital loss carryforwards and to shelter current year realized gains that were primarily market driven. The average yield on the investment portfolio was 5.8% in 1995 and 5.6% in 1996.

Claims Administration. Claims administration income generated by BCIS Services accounted for $533,354 of the revenues for 1995 and $550,615 in 1996. BCIS Services commenced business operations in California during the third quarter of 1993.


Management Fees. Management fees were $411,176 in 1996. No such amount was recognized in 1995. Management fees was attributed to recognition of favorable results from a closed year of operations of the Bonded Service program. The Company expects other income to vary from year to year depending on claims experience of the Bonded Service program. See Note 1(k) to the Notes to Consolidated Financial Statements.


Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $12,760,094, or 64.5% of premiums earned in 1995 versus $5,404,484, or 53.3% of premiums earned in 1996. Losses and loss adjustment expenses, as a percentage of premiums earned, decreased for the same period because net premiums earned decreased at a lower percentage rate than the percentage rate decrease in losses and loss adjustment expenses. This result reflected lower loss and loss adjustment expense experience and higher than anticipated salvage and subrogation received from the discontinued Automobile Insurance program.

The decrease in losses and loss adjustment expenses was primarily attributable to claims from the Automobile Physical Damage Insurance business which in 1995 totaled $8,614,845 compared with $502,208 in 1996. This decrease of 94.2%, was due to the discontinuance of the Automobile Physical Damage program in 1995. The losses and loss adjustment expenses for Ultimate Loss Insurance increased 17.0% from $3,485,742 in 1995 to $4,079,921 in 1996 due to increases in loss expenses. Losses and loss adjustment expenses for the Bonded Service program increased from $176,684 in 1995 to $438,355 in 1996 due to increases in reserves.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense decreased 46.7% from $6,997,969 in 1995 to $3,727,668 in 1996. The decrease in operating expense was primarily attributable to a 50.0% decrease in 1996 in non-deferred commission expense and a 100% decrease in policy fees paid to the general agent in connection with administration of Automobile Physical Damage Insurance. Legal expenses decreased from $590,083 in 1995 to $202,199 in 1996. Operating expense also decreased as a result of reductions in bond amortization expense, consulting and supplies. Amortization of deferred policy acquisition costs decreased 100% from $538,017 in 1995 due to discontinuance of the Automobile Physical Damage Program. Insurance Department licenses and fees expense decreased 35.5% from $131,639 in 1995 to $84,957 in 1996 primarily due to securing additional states authority to accommodate the expansion of the Surety program during 1995. Additionally, BCIS Services incurred operating expenses of $567,343 in 1996 compared with $565,910 of operating expenses during 1995.

Interest Expense. Interest expense remained relatively constant from $454,497 in 1995 to $451,425 in 1996.

Federal Income Taxes. The difference between Federal income taxes, $176,698 in 1995 and $780,249 in 1996, resulted from an increase in the effective tax rate primarily due to lower tax exempt interest in 1996 and increases in taxable income. See Note 8 to the Notes to Consolidated Financial Statements.

Statutory Combined Ratios. The change in the statutory combined ratio from 113.3% in 1995 to 83.7% in 1996 was primarily attributable to a decrease in loss and loss adjustment expense experience together with higher than anticipated salvage and subrogation associated with the discontinued automobile physical damage insurance program. See "Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries."

DISCONTINUED PRODUCTS

The Company recorded $63,657 as a reimbursement for expenses previously incurred from a product line sold May 31, 1997. The business was engaged (during five months of 1997) in administering and marketing of service contracts on consumer goods. Expenses incurred, totalling $72,980, are included in general and administrative expenses in 1997. See "RESULTS OF OPERATIONS."

On July 28, 1995, Ohio Indemnity entered into an agreement with the California Department of Insurance to discontinue sales and renewals of private passenger personal lines in automobile physical damage insurance in California for a maximum period of three years. Premiums were predominantly earned through June 1996 as the policies expired. The Automobile Physical Damage Insurance program represented (1.3)% and 5.7% of the Company's premiums written and 37.6% and 48.1% of the Company's premiums earned, respectively, for 1996 and 1995. There were no premiums written or earned during 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company is an insurance holding company whose principal asset is the stock of Ohio Indemnity. The Company is, and will continue to be, dependent on dividends from Ohio Indemnity to meet its liquidity requirements, including debt service obligations. The Company has a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that the Company would be able to receive in 1998 from Ohio Indemnity, absent regulatory consent, is $3,042,840. See Note 11 to the Notes to Consolidated Financial Statements.

Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by (used in) operating activities equalled $(4,907,977), $2,221,928 and $2,291,171 for the years ended December 31, 1995, 1996, and 1997, respectively. Net cash used in financing activities was $415,026, $179,307 and $596,877 for the years ended December 31, 1995, 1996, and 1997, respectively. Net cash provided by (used in) investing activities of the Company was $6,234,041, $(1,843,740) and $(1,229,263) for the years ended December 31, 1995, 1996 and
1997, respectively.

BCIS Services derives its funds principally from claims administration fees and Title Research derives its funds principally from title and appraisal fees which are sufficient to meet their respective operating obligations. Although it is impossible to estimate accurately the future cash flows from the operations of Title Research's business, management believes the Company's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity.

The Company maintains a level of cash and liquid short-term investments which it believes will be adequate to meet anticipated payment obligations without being required to liquidate intermediate-term and long-term investments through the end of 1998. Due to the nature of the risks, the Company insures losses and loss adjustment expenses emanating from its policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, the Company believes that it can estimate its cash needs to meet its loss and expense payment obligations through the end of 1998.

The Company's investments at December 31, 1997 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at December 31, 1997 amounted to $7,948,061, or 28.3% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $1,413,493, $1,564,175 and $1,527,549 for the years ended December 31, 1995, 1996 and 1997, respectively.

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognized a gain or loss.


The Company's total shareholders' equity increased from $13,710,410 in 1995 to $15,906,817 in 1996 to $19,079,801 in 1997 representing a 39.2% increase over the three-year period. Driven by profitable operating earnings, the increase in total shareholders' equity has strengthened the Company's capital position.


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

NAIC guidelines recommend that a property/casualty insurer's ratio of annual statutory net premiums written to statutory surplus be no greater than 3 to 1. At December 31, 1997, the ratio of combined annual statutory net premiums written by the Subsidiary to its combined statutory surplus was approximately .5 to 1. The relative capital position is reflective of the Company's low underwriting leverage and conservative investment risk profile.

FACTORS TO CONSIDER FORWARD LOOKING

Management has undertaken several initiatives in 1997 which should favorably impact performance in 1998, although there can be no assurance that this will occur. The discontinuance of the Automobile Physical Damage Program in California should allow the Company to improve its profit potential.

The Company's current and future marketing plan is to provide fast and efficient service in the delivery of coverage and service through a home office, branch offices and issuing agents. Marketing activities will be directed toward selected market niches where management believes the Company will be able to provide customers with additional services.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary liability to process transactions or engage in normal business activities.

The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project no later than December 31, 1998. The total cost of the Year 2000 project is estimated at $49,500 and will be funded through operating cash flows. Of the total project cost, approximately $24,880 is attributable to the purchase and development of new software which will be capitalized. The remaining $24,620, which will be expensed as incurred is not expected to have a material affect on the results of operations. To date, the Company has incurred and expensed approximately $19,620 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

TRENDS

Management does not know of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on the Company's liquidity, capital resources or results of operations.

The Company's results of operations have varied from quarter to quarter principally because of fluctuations in underwriting results. The Company's experience indicates that more loans for automobile purchases are financed during summer months due to seasonal consumer buying habits. Title and appraisal fees are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include consumer confidence, economic conditions, supply and demand, mortgage interest rates and family income levels. Historically, the first quarter has had the least real estate activity, while the remaining quarters have been more active. Fluctuations in mortgage interest rates can cause shifts in real estate activity outside the normal seasonal pattern. See Note 17 to the Notes to Consolidated Financial Statements.

SAFEHARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Except for the historical information contained herein, the matters discussed in this Annual Report includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Form 10-K for the year ended December 31, 1997 and other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.


INFLATION

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during 1997, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating IBNR claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet claims obligations of the Company. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in the Company's results of operations. The Company's independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 1997, were reasonable.

                                   Signatures
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Bancinsurance Corporation
                                            (Company)


              4/29/98                       By         Si Sokol
              -------                          ------------------------
               DATE                                    Si Sokol

                                                 Chairman of Board of
                                                 Directors, President
                                              (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:




 4/29/98           Si Sokol                4/29/98         Sally Cress
 -------   --------------------------      -------   --------------------------
  DATE             Si Sokol                 DATE           Sally Cress

              Chairman of Board of                     Treasurer, Secretary
            Directors, President and                  Chief Financial Officer
             Chief Executive Officer                   and Chief Accounting
                                                               Officer



 4/29/98       Daniel D. Harkins           4/29/98      Milton O. Lustnauer
 -------   --------------------------      -------   --------------------------
  DATE         Daniel D. Harkins            DATE        Milton O. Lustnauer

                   Director                                  Director



 4/29/98         Saul Sokol                4/29/98        James R. Davis
 -------   --------------------------      -------   --------------------------
  DATE           Saul Sokol                 DATE          James R. Davis

                  Director                                      Director



 4/29/98         John S. Sokol
 -------   --------------------------
  DATE           John S. Sokol

                   Director