Form 10-Q
period 1998-03-31
BANCINSURANCE CORP
filed 1998-05-07
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1998        Commission File Number 0-8738
                  ------------------     -------------------------------


                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                               31-0790882
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code               (614) 228-2800
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

                                          YES  X     NO
                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


             Class                              Outstanding at March 31, 1998
-------------------------------                 -----------------------------
Common stock, without par value                           5,843,115

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                     Page No.
PART I - FINANCIAL INFORMATION:


  Item 1. Financial Statements


     Consolidated Balance Sheets as of
           March 31, 1998 (unaudited) and December 31, 1997              3


     Consolidated Statements of Income for the
           three months ended March 31, 1998 and 1997 (unaudited)        5


     Consolidated Statements of Comprehensive Income for the
           three months ended March 31, 1998 and 1997 (unaudited)        6


     Consolidated Statements of Cash Flows for the
           three months ended March 31, 1998 and 1997 (unaudited)        7


     Notes to Consolidated Financial Statements (unaudited)              9


  Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10

  Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                       Not Applicable



PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                             15

  Item 2. Changes in Securities and Use of Proceeds               Not Applicable

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                                 BANCINSURANCE CORPORATION
                                     AND SUBSIDIARIES

                                Consolidated Balance Sheets
                                                              March 31,      December 31,
Assets                                                          1998             1997
------                                                       -----------     ------------
                                                             (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,443,975 in 1998 and $4,054,026 in 1997)          $ 4,337,883     $ 3,940,194

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $12,311,085 in 1998 and $12,635,652 in 1997)         12,631,236      12,962,626

       Equity securities, at fair value (cost $2,358,389
         in 1998 and $2,601,150 in 1997)                       3,019,824       3,225,061

     Short-term investments, at cost which
       approximates fair value                                 5,211,414       5,753,669

     Securities purchased under agreements to resell           1,430,067       1,048,075
                                                             -----------     -----------

              Total investments                               26,630,424      26,929,625
                                                             -----------     -----------


Cash                                                           3,055,571       1,146,317

Premiums receivable                                            1,032,792         755,611

Accounts receivable, net of allowance for
 doubtful accounts                                               245,231         297,519

Reinsurance receivable                                             6,588           8,000

Prepaid reinsurance premiums                                      28,169          36,335

Premium taxes receivable                                          53,972            --

Prepaid commissions                                              418,336            --

Loans to affiliates                                              357,874         606,182

Note receivable                                                   55,000          67,500

Furniture, fixtures and leasehold improvements, net              172,416         121,697

Excess of investment over net assets of
     subsidiaries, net                                           976,380         976,610

Prepaid federal income taxes                                      26,156            --

Accrued investment income                                        316,815         298,234

Other assets                                                     287,830         160,802
                                                             -----------     -----------
              Total assets                                   $33,663,554     $31,404,432
                                                             ===========     ===========

                                                                     (Continued)

                                           BANCINSURANCE CORPORATION
                                                AND SUBSIDIARIES

                                     Consolidated Balance Sheets, Continued
                                                                                   March 31,       December 31,
Liabilities and Shareholders' Equity                                                 1998              1997
------------------------------------                                              -----------      -----------
                                                                                  (Unaudited)
Reserve for unpaid losses and loss adjustment
     expenses                                                                     $ 1,297,663      $ 1,531,714
Unearned premiums                                                                   2,868,060          698,764
Contract funds on deposit                                                           3,340,669        3,451,371
Reinsurance premiums payable                                                            2,763           27,821
Note payable to bank                                                                4,950,000        5,000,000
Note payable                                                                           33,823           37,073
Taxes, licenses, and fees payable                                                     158,566          150,778
Deferred federal income taxes                                                         319,260          296,049
Federal income taxes payable                                                             --                741
Commissions payable                                                                   271,807          493,212
Other                                                                                 613,377          637,108
                                                                                  -----------      -----------

              Total liabilities                                                    13,855,988       12,324,631
                                                                                  -----------      -----------

Commitment and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value;
          authorized 100,000 shares; no shares issued or
          outstanding                                                                    --               --
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                                    --               --
     Common stock without par value;  authorized
       20,000,000 shares; 5,878,277 shares issued                                     315,567          315,567
     Additional paid-in capital                                                     1,495,387        1,495,387
     Accumulated other comprehensive income                                           647,847          627,583
     Retained earnings                                                             17,449,279       16,741,778
                                                                                  -----------      -----------
                                                                                   19,908,080       19,180,315

     Less:  Treasury stock, at cost (35,162 common
                 shares at March 31, 1998 and December
                 31, 1997)                                                           (100,514)        (100,514)
                                                                                  -----------      -----------

              Total shareholders' equity                                           19,807,566       19,079,801
                                                                                  -----------      -----------


              Total liabilities and shareholders' equity                          $33,663,554      $31,404,432
                                                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

                                BANCINSURANCE CORPORATION
                                    AND SUBSIDIARIES

                            Consolidated Statements of Income
                                       (Unaudited)
                                                                Three Months Ended
                                                                     March 31,

                                                              1998              1997
                                                           -----------      -----------
Income:
     Premiums written                                      $ 6,051,172      $ 3,725,624
     Increase in unearned premiums                          (2,169,296)      (1,608,552)
                                                           -----------      -----------
            Premiums earned                                  3,881,876        2,117,072
     Premiums ceded                                            (15,395)            --
                                                           -----------      -----------
            Net premiums earned                              3,866,481        2,117,072

     Investment income (net of expenses of $14,687 and
       $14,897, respectively)                                  343,976          307,407
     Net realized gain on investments                            2,932           30,693
     Claims administration fees                                146,068          179,731
     Title and appraisal fees                                  477,827             --
     Management fees                                           223,892             --
     Other income                                               10,132            8,293
                                                           -----------      -----------
            Total revenue                                    5,071,308        2,643,196
                                                           -----------      -----------

Losses and operating expenses:
     Losses and loss adjustment expenses                     2,422,028        1,138,943
     Commission expense                                        394,940          300,537
     Other insurance operating expenses                        390,067          268,494
     General and administrative expenses                       836,926          256,860
     Interest expense                                           73,972           22,398
                                                           -----------      -----------
            Total expenses                                   4,117,933        1,987,232
                                                           -----------      -----------


            Income before federal income taxes                 953,375          655,964

Federal income tax expense                                     245,874          161,412
                                                           -----------      -----------

            Net income                                     $   707,501      $   494,552
                                                           ===========      ===========


Net income per common share                                $       .12      $       .09
                                                           ===========      ===========
Net income per common share, assuming dilution             $       .12      $       .09
                                                           ===========      ===========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)



                                                Three Months Ended
                                                     March 31,

                                                1998          1997
                                              --------     ---------

Net income                                    $707,501     $ 494,552

Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on
         securities arising during period       20,264      (169,666)
                                              --------     ---------

Comprehensive income                          $727,765     $ 324,886
                                              ========     =========

See accompanying notes to consolidated financial statements.

                                 BANCINSURANCE CORPORATION
                                      AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                                                   Three Months Ended
                                                                        March 31,

                                                                  1998            1997
                                                               ----------      -----------
Cash flows from operating activities:
     Net income                                                $  707,501      $   494,552
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Net realized gain on investments                         (2,932)         (30,693)
          Depreciation                                             21,737            9,025
          Amortization of bond premium                             16,426            7,792
          Deferred federal income tax expense                      12,772           17,563
          Increase in premiums receivable                        (277,181)        (222,024)
          Decrease in accounts receivable, net                     48,345             --
          Decrease in reinsurance receivable                        1,412            9,712
          Decrease in reinsurance recoverable
             on paid losses                                          --             25,143
          Decrease in prepaid reinsurance premiums                  8,166             --
          Increase in premium taxes receivable                    (53,972)         (45,072)
          Increase in prepaid commissions                        (418,336)        (323,505)
          Decrease in loans to affiliates                         248,308          100,000
          Decrease in note receivable                              12,500             --
          Increase in prepaid federal income taxes                (26,156)         (21,151)
          Increase in accrued investment income                   (18,581)         (32,989)
          Increase in other assets                               (127,028)          (4,516)
          Increase (decrease) in reserve for unpaid losses
             and loss adjustment expenses                        (234,051)          54,133
          Increase in unearned premiums                         2,169,296        1,608,552
          Increase (decrease) in contract funds on deposit       (110,702)         192,918
          Decrease in reinsurance premiums payable                (25,058)            --
          Decrease in note payable                                 (3,250)            --
          Increase in taxes, licenses and fees payable              7,788            6,002
          Decrease in federal income taxes payable                   (741)            --
          Decrease in commissions payable                        (221,405)         (82,685)
          Decrease in other liabilities                           (23,731)        (335,020)
                                                               ----------      -----------

             Net cash provided by operating activities          1,711,127        1,427,737
                                                               ----------      -----------

Cash flows from investing activities:
     Proceeds from held to maturity: fixed maturities
       due to redemption or maturity                               25,000          306,000
     Proceeds from available for sale: fixed maturities
       sold, redeemed and matured                                 285,000          399,871
     Proceeds from available for sale: equity securities
         sold                                                     537,539          852,024
     Cost of investments purchased:
        Held to maturity: fixed maturities                           --           (842,762)
        Available for sale: fixed maturities                         --         (1,889,863)
         Equity securities                                       (691,392)        (243,990)
     Net (increase) decrease in short-term investments            542,255         (179,750)
     Net increase in securities purchased under agreements
        to resell                                                (381,992)         (92,335)
     Purchase of furniture, fixtures and leasehold
       improvements                                               (68,283)         (14,328)
                                                               ----------      -----------

             Net cash provided by (used in) investing
                        activities                                248,127       (1,705,133)
                                                               ----------      -----------

                                                                     (Continued)

                              BANCINSURANCE CORPORATION
                                  AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows, Continued
                                     (Unaudited)
                                                            Three Months Ended
                                                                 March 31,

                                                          1998              1997
                                                       -----------      -----------
Cash flows from financing activities:
     Proceeds from note payable to bank                $ 1,950,000      $ 5,100,000
     Repayments from note payable to bank               (2,000,000)      (4,900,000)
     Proceeds from stock option exercised                     --             29,063
     Acquisition of treasury stock                            --            (29,065)
                                                       -----------      -----------

         Net cash provided by (used in)
            financing activities                           (50,000)         199,998
                                                       -----------      -----------

Net increase (decrease) in cash                          1,909,254          (77,398)
                                                       -----------      -----------
Cash at December 31                                      1,146,317          681,286
                                                       -----------      -----------

Cash at March 31                                       $ 3,055,571      $   603,888
                                                       ===========      ===========

Supplemental disclosures of cash flow information:


Cash paid during the year for:
     Interest                                          $    73,972      $    29,386
     Income taxes                                      $   260,000      $   165,000
                                                       ===========      ===========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION

                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of March 31, 1998, the Consolidated Statements of Income for the three months ended March 31, 1998 and 1997, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at March 31, 1998 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year.

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

3. Prior period financial statements have been restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting on Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires certain disclosures about products and services, geographic areas and major customers. The segment and other information disclosures are required for the year ended December 31, 1998. These standards, expand or modify disclosures and, accordingly, have no impact on the Company's consolidated results of operations, financial position or cash flows.

4. Supplemental Disclosure For Earnings Per Share

                                                         Three Months Ended
                                                              March 31,

                                                        1998             1997
                                                     ----------       ----------

Net income                                           $  707,501       $  494,552
                                                     ----------       ----------
Income available to common stockholders,
   assuming dilution                                 $  707,501       $  494,552
                                                     ----------       ----------

Weighted average common shares outstanding            5,843,115        5,767,814
Adjustments for dilutive securities:
   Dilutive effect of outstanding options                88,249           58,627
                                                     ----------       ----------
Diluted common shares                                 5,931,364        5,826,441
                                                     ==========       ==========

Net income per common share                          $      .12       $      .09
Net income per common share, assuming dilution       $      .12       $      .09

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

OVERVIEW

     Bancinsurance Corporation (NASDAQ:BCIS) is a specialty property insurance holding company. The Company's principal sources of revenue are premiums paid by insureds for insurance policies issued by the Company. Premium volume principally is earned as written due to the nature of the monthly policies issued by the Company. The Company's principal costs are losses and loss adjustment expenses. The principal factor in determining the level of the Company's profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

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


SUMMARY RESULTS

     The following table sets forth period to period changes in selected financial data:

                                                ----------------------------
                                                 Period to Period Increase
                                                Three Months Ended March 31,
                                                ----------------------------
                                                           1997-98
                                                ----------------------------
      Premiums written                                   $2,325,548
      Net premiums earned                                 1,749,409
      Net investment income                                   8,808
      Total revenue                                       2,428,112
      Loss and loss adjustment expense,
       net of reinsurance recoveries                      1,283,085
      Operating expense                                     796,042
      Interest expense                                       51,574
      Operating income                                      297,411
      Net income                                         $  212,949

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company ("Ohio Indemnity), a consolidated subsidiary, on both a statutory and GAAP basis for the three months ended March 31:

                                                 1998          1997
                                                 ------------------
    Statutory:
      Loss ratio                                 63.1%         53.8%
      Expense ratio                              17.5%         17.2%
                                                 ----          ----
      Combined ratio                             80.6%         71.0%
                                                 ====          ====
    GAAP:
      Loss ratio                                 63.1%         53.8%
      Expense ratio                              13.4%         15.3%
                                                 ----          ----
      Combined ratio                             76.5%         69.1%
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

RESULTS OF OPERATIONS

   MARCH 31, 1998 AS COMPARED TO MARCH 31, 1997

     Premiums Written; Net Premiums Earned. Premiums written increased 62.4% from $3,725,624 at March 31, 1997 to $6,051,172 at March 31, 1998 and premiums earned increased 82.6% from $2,117,072 at March 31, 1997 to $3,866,481 at March 31, 1998. Premiums increased due to a focus on historically profitable core lines of business and complementary products and services. The addition of a significant new policy in the Ultimate Loss Insurance Program, a new agency program and growth in the Bonded Service Program primarily contributed to the increases.

     Premiums written for Ultimate Loss Insurance increased from $1,109,805 in the first quarter of 1997 to $2,690,933 in 1998. Premiums earned for Ultimate Loss Insurance increased from $1,273,596 in the first quarter of 1997 to $2,698,821 in 1998. The increase in premiums written and premiums earned during the first quarter of 1998 reflected increased premium volume primarily attributable to a significant new customer added during the third quarter of 1997. In addition, a new creditor placed mortgage protection and collateral protection program added during the fourth quarter of 1997 recorded in the aggregate $18,262 and $93,706 of premiums written and premiums earned, respectively, in 1998.

     Premiums written for the Bonded Service program increased 28.4% from $2,589,245 in the first quarter of 1997 to $3,323,617 in 1998, while premiums earned from the Bonded Service program increased 30.1% from $806,476 to $1,048,874 during the first quarter of 1997 and 1998, respectively. The increases in net premiums written and premiums earned on the Bonded Service program were primarily attributable to increases in employee enrollment among existing trust members resulting in higher service fees.

     Net Investment Income. Net investment income remained relatively constant from $338,100 in the first quarter of 1997 and $346,908 in the first quarter of 1998. Investment income increased from $307,407 in the first quarter of 1997 to $343,976 in 1998 primarily resulting from lengthened maturities on the bond portfolio. Net realized gains on investments decreased from $30,693 in the first quarter of 1997 to $2,932 in 1998 resulting from the Company's 1998 investment strategy to shelter current year realized gains that were primarily market driven.

     Claims Administration. Claims administration fees generated by BCIS Services Inc. ("BCIS Services"), a consolidated subsidiary, accounted for $179,731 of the revenues during the first quarter of 1997 and $146,068 in 1998. The decrease of 18.7% was primarily attributable to a decrease in claims processing and servicing responsibilities.

     Title and Appraisal Fees. Title and appraisal fees generated by Title Research, a consolidated subsidiary, accounted for $480,214 of the revenues for the first quarter of 1998. Title Research commenced business operation in Ohio during the second quarter of 1997.

     Management Fees. Management fees were $223,892 during the first quarter of 1998. No such amount was recognized during the first quarter of 1997. The increase was attributed to recognition of favorable results from a closed year of operations of the Bonded Service program. The Company expects management fees to vary from year to year depending on claims experience of the Bonded Service program.

     Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $1,138,943, or 53.8% of net premiums earned during the first quarter of 1997 versus $2,422,028, or 62.6% of net premiums earned during the first quarter of 1998. Losses and loss adjustment expenses, as a percentage of net premiums earned, increased for the same period because net premiums earned increased at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses.

     The absolute increase in losses and loss adjustment expenses was attributable to initial claims from the Ultimate Loss Insurance business which increased to $2,149,438 in the first quarter of 1998 from $914,572 in the first quarter of 1997 primarily due to a significant new policy added during the third quarter of 1997. Losses and loss adjustment expenses for the Bonded Service program decreased from $135,263 in 1997 to $103,745 in 1998 primarily due to redundancy development on prior year reserves.

     Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 96.4% from $825,891 in the first quarter of 1997 to $1,621,933 in the first quarter of 1998. Commission expense increased 31.4% from $300,537 in the first quarter of 1997 to $394,940 in the first quarter of 1998, primarily due to the addition of a new collateral protection insurance agency program and commission incurred related to the Bonded Service Program. Other insurance operating expenses increased 45.3% from $268,494 in the first quarter of 1997 to $390,067 in the first quarter of 1998, primarily due to increases in allocable salaries and related benefits, legal, consulting and appraisal and prepaid premium taxes. General and administrative expenses increased from $256,860 in the first quarter of 1997 to $836,926 in the first quarter of 1998 primarily due to operating and administrative expenses incurred by Title Research. Additionally, salaries and related costs, consulting and depreciation increased during 1998. BCIS Services incurred operating expenses of $168,301 in the first quarter of 1997 compared with $139,461 in the first quarter of 1998 and Title Research incurred operating expenses of $483,115 during the first quarter of 1998.

     Interest Expense. Interest expense increased from $22,398 in the first quarter of 1997 to $73,972 in the first quarter of 1998. The increase was due to higher borrowing levels on the Company's revolving credit line.

     Federal Income Taxes. The difference between federal income taxes, $161,412 in 1997 and $245,874 in 1998, resulted from an increase in the effective tax rate primarily due to an increase in taxable income.

     Statutory Combined Ratios. The change in the statutory combined ratio from 71.0% at March 31, 1997 to 80.6% at March 31, 1998 was attributable to higher incurred losses, which were anticipated as a result of the planned increase in larger accounts in the Ultimate Loss Insurance program.

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

     Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equalled $1,711,127 and $1,427,737 for the quarter ended March 31, 1998 and 1997, respectively. Net cash provided by (used in) financing activities was $(50,000) for the quarter ended March 31, 1998 and $199,998 for the quarter ended March 31, 1997. Net cash provided by (used in) investing activities of the Company was $248,127 and $(1,705,133) for the quarter ended March 31, 1998 and 1997, respectively.

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

     The Company's investments at March 31, 1998 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at March 31, 1998 amounted to $9,697,052, or 32.7% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $346,908 and $338,100 for the three months ended March 31, 1998 and 1997, respectively.

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

     The Company's total shareholders' equity increased $3,757,865 to $19,807,566 at March 31, 1998 from $16,231,701 at March 31, 1997 representing a
23.2% increase over the one-year period. Driven by profitable operating earnings, the increase in total shareholders' equity has strengthened the Company's capital position.

     All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $331,425 and $331,500 at March 31, 1998 and 1997, respectively.

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

FACTORS TO CONSIDER FORWARD LOOKING

     The Company expects to continue expanding its direct sales force, which should allow the Company to increase its market penetration. These activities will be directed toward selected market niches where management believes the Company will be able to provide customers with additional services.

IMPACT OF THE YEAR 2000 ISSUE

     The Company continues to evaluate the implications of the Year 2000 computer systems issue which relates to the potential inability of computer programs to correctly recognize the Year 2000 date change. Systems that are not Year 2000 compliant may be unable to read dates correctly after the year 1999 which may cause system failures resulting in the disruption of operations. The Company is implementing changes which are required to its existing computer systems, and reviewing the impact of this issue on products which it sells, and potential impacts on the Company of third party compliance with the Year 2000 issue. At this time, the Company does not believe that compliance with the Year 2000 will have a material adverse effect on its results of operations or financial position.

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

INFLATION

     Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first quarter of 1998, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     The Company is routinely a party to litigation incidental to its business, as well as to other nonmaterial litigation. Management believes that no individual item of litigation, or group of similar items of litigation, is likely to result in judgments that will have a material adverse effect on the financial condition or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

           (a) Exhibits
               --------

               Item 27 Financial Data Schedule

           (b) Reports on Form 8-K
               -------------------

               No reports on form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BANCINSURANCE CORPORATION
                                                   -------------------------
                                                            (Company)


Date: May 1, 1998                             By:            Si Sokol
     -------------                               -------------------------------
                                                             Si Sokol
                                                          President and
                                                 Chairman of Board of Directors
                                                  (Principal Executive Officer)


Date: May 1, 1997                             By:          Sally Cress
     -------------                               -------------------------------
                                                           Sally Cress
                                                     Treasurer and Secretary
                                                    (Principal Financial and
                                                       Accounting Officer)