Form 10-Q
period 1998-06-30
BANCINSURANCE CORP
filed 1998-08-05
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   June 30, 1998        Commission File Number 0-8738
                    -------------        -----------------------------


                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                               31-0790882
-------------------------------                             -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code                (614) 228-2800
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


                                          YES   X       NO
                                             -------      -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                              Outstanding at June 30, 1998
-------------------------------               ------------------------------
Common stock, without par value                           5,843,115

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES



                                      INDEX
                                      -----


                                                                           Page No.
PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements


         Consolidated Balance Sheets as of
                  June 30, 1998 (unaudited) and December 31, 1997              3


         Consolidated Statements of Income for the three months and
                  six months ended June 30, 1998 and 1997 (unaudited)          5


         Consolidated Statements of Comprehensive Income for the
                  three months and six months ended June 30, 1998 and
                  1997 (unaudited)                                             6


         Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1998 and 1997 (unaudited)          7


         Notes to Consolidated Financial Statements (unaudited)                9


  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                10

  Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                            Not Applicable



PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                                    15

  Item 2. Changes in Securities and Use of Proceeds                      Not Applicable

  Item 3. Default Upon Senior Securities                                 Not Applicable

  Item 4. Submission of Matters to a Vote
                  of Security Holders                                          15

  Item 5. Other Information                                                    15

  Item 6. Exhibits and Reports on Form 8-K                                     15

  Signatures                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                               June 30,      December 31,
Assets                                                           1998            1997
------                                                       -----------     ------------
                                                             (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,637,991 in 1998 and $4,054,026 in 1997)          $ 4,531,583     $ 3,940,194

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $11,815,264 in 1998 and $12,635,652 in 1997)         12,115,315      12,962,626

       Equity securities, at fair value (cost $2,927,080
         in 1998 and $2,601,150 in 1997)                       3,488,851       3,225,061

     Short-term investments, at cost which
       approximates fair value                                 5,947,419       5,753,669

     Securities purchased under agreements to resell           1,331,580       1,048,075
                                                             -----------     -----------

                        Total investments                     27,414,748      26,929,625
                                                             -----------     -----------


Cash                                                           2,408,268       1,146,317

Accounts receivable, net of allowance for
     uncollectible amounts                                       247,062         297,519

Reinsurance receivable                                            13,100           8,000

Prepaid reinsurance premiums                                      33,438          36,335

Premium taxes receivable                                          36,289            --

Prepaid commissions                                              280,088            --

Loans to affiliates                                              628,670         606,182

Note receivable                                                   36,031          67,500

Furniture, fixtures and leasehold improvements, net              177,129         121,697

Excess of investment over net assets of
     subsidiaries, net                                           972,404         976,610

Accrued investment income                                        283,323         298,234

Other assets                                                     263,846         160,802
                                                             -----------     -----------
                        Total assets                         $34,349,286     $31,404,432
                                                             ===========     ===========

                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued


                                                                 June 30,       December 31,
Liabilities and shareholders' Equity                              1998              1997
------------------------------------                           -----------      ------------
                                                               (Unaudited)
Reserve for unpaid losses and loss adjustment
     expenses                                                  $ 2,060,952      $ 1,531,714
Unearned premiums                                                2,103,247          698,764
Contract funds on deposit                                        3,115,209        3,451,371
Reinsurance premiums payable                                         9,974           27,821
Note payable to bank                                             5,000,000        5,000,000
Note payable                                                        30,573           37,073
Taxes, licenses, and fees payable                                  177,768          150,778
Deferred federal income taxes                                      255,264          296,049
Federal income taxes payable                                       155,310              741
Commissions payable                                                267,410          493,212
Other                                                              514,090          637,108
                                                               -----------      -----------

              Total liabilities                                 13,689,797       12,324,631
                                                               -----------      -----------

Commitments and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value;
          authorized 100,000 shares; no shares issued or
          outstanding                                                 --               --
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                 --               --
     Common stock without par value;  authorized
       20,000,000 shares; 5,878,277 shares issued                  315,567          315,567
     Additional paid-in capital                                  1,495,387        1,495,387
     Accumulated other comprehensive income                        568,802          627,583
     Retained earnings                                          18,380,247       16,741,778
                                                               -----------      -----------
                                                                20,760,003       19,180,315

     Less: Treasury stock, at cost (35,162 common
                 shares at June 30, 1998 and December
                 31, 1997)                                        (100,514)        (100,514)
                                                               -----------      -----------

              Total shareholders' equity                        20,659,489       19,079,801
                                                               -----------      -----------


              Total liabilities and shareholders' equity       $34,349,286      $31,404,432
                                                               ===========      ===========



See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)



                                       Three Months Ended             Six Months Ended
                                            June 30,                       June 30,
                                      1998            1997            1998          1997
                                   ----------      ----------     -----------    ----------
Income:
   Premiums written                $4,626,795      $1,634,550     $10,677,967    $5,360,174
   (Increase) decrease in
      unearned premiums               764,813         748,461      (1,404,483)     (860,091)
                                   ----------      ----------     -----------    ----------
         Premiums earned            5,391,608       2,383,011       9,273,484     4,500,083
   Premiums ceded                     (26,123)           --           (41,518)         --
                                   ----------      ----------     -----------    ----------
         Net premiums earned        5,365,485       2,383,011       9,231,966     4,500,083

   Investment income (net of
     expenses of $30,237 and
     $53,923, respectively)           349,679         358,140         693,655       665,547
   Net realized gain on
     investments                       48,061          52,179          50,993        82,872
   Claims administration fees         145,696         169,251         291,764       348,982
   Title and appraisal fees           491,878         496,482         969,705       496,482
   Management fees                    237,315         221,985         461,207       221,985
   Other income                        16,876          72,755          27,008        81,048
                                   ----------      ----------     -----------    ----------
         Total revenue              6,654,990       3,753,803      11,726,298     6,396,999
                                   ----------      ----------     -----------    ----------

Losses and operating expenses:
   Losses and loss adjustment
     expenses                       3,521,126         975,001       5,943,154     2,113,944
   Commission expense                 590,041         303,575         984,981       604,112
   Other insurance operating
      expenses                        574,047         411,804         964,114       680,298
   General and administrative
      expenses                        577,621         783,035       1,414,547     1,039,895
   Interest expense                    82,996         125,483         156,968       147,881
                                   ----------      ----------     -----------    ----------
         Total expenses             5,345,831       2,598,898       9,463,764     4,586,130
                                   ----------      ----------     -----------    ----------

         Income before federal
            income taxes            1,309,159       1,154,905       2,262,534     1,810,869
                                   ----------      ----------     -----------    ----------

Federal income tax expense            378,191         311,319         624,065       472,731
                                   ----------      ----------     -----------    ----------

         Net income                $  930,968      $  843,586     $ 1,638,469    $1,338,138
                                   ==========      ==========     ===========    ==========


Net income per common share        $      .16      $      .14     $       .28    $      .23
                                   ==========      ==========     ===========    ==========
Net income per common share,
   assuming dilution               $      .16      $      .14     $       .28    $      .23
                                   ==========      ==========     ===========    ==========


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                   1998        1997         1998        1997
                                 --------   ----------   ----------  ----------

Net income                       $930,968   $  843,586   $1,638,469  $1,338,138

Other comprehensive income,
  net of tax:
      Unrealized holding gains
      (losses) on securities
      arising during period       (79,045)     235,802      (58,781)     66,136
                                 --------   ----------   ----------  ----------

Comprehensive income             $851,923   $1,079,388   $1,579,688  $1,404,274
                                 ========   ==========   ==========  ==========



See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                              1998              1997
                                                           -----------      -----------
Cash flows from operating activities:
   Net income                                              $ 1,638,469      $ 1,338,138
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Net realized gain on investments                        (50,993)         (82,872)
       Depreciation                                             49,111           36,811
       Amortization of bond premium                             28,492           24,349
       Deferred federal income tax expense (benefit)           (10,504)          17,908
       Increase in premiums receivable                        (835,568)        (264,138)
       Increase in prepaid commissions                        (280,088)        (215,849)
       Increase in other assets                                (34,841)        (270,253)
       Increase in reserve for unpaid losses and loss
          adjustment expenses                                  529,238           98,241
       Increase in unearned premiums                         1,404,483          860,091
       Decrease in contract funds on deposit                  (336,162)        (297,052)
       Increase in federal income taxes payable                154,569           40,190
       Decrease in commissions payable                        (225,802)         (26,349)
       Decrease in other liabilities                          (120,375)        (288,448)
                                                           -----------      -----------

          Net cash provided by operating activities          1,910,029          970,767
                                                           -----------      -----------

Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities
     due to redemption or maturity                             340,000          806,000
   Proceeds from available for sale: fixed maturities
     sold, redeemed and matured                                770,000          618,870
   Proceeds from available for sale: equity securities
      sold                                                   1,113,486        1,288,799
   Cost of investments purchased:
      Held to maturity: fixed maturities                      (411,469)      (1,344,403)
      Available for sale: fixed maturities                        --         (2,141,113)
       Equity securities                                    (1,886,447)        (702,379)
   Net (increase) decrease in short-term investments          (193,750)         575,895
   Net increase in securities purchased under
     agreements to resell                                     (283,505)        (489,174)
   Purchase of furniture, fixtures and leasehold
     improvements                                              (96,393)          (7,244)
   Cash acquired in purchase of subsidiary                        --             27,918
                                                           -----------      -----------

          Net cash used in investing activities               (648,078)      (1,366,831)
                                                           -----------      -----------

Cash flows from financing activities:
   Proceeds from note payable to bank                        3,950,000        5,935,000
  Repayments of note payable to bank                        (3,950,000)      (5,400,000)
                                                           -----------      -----------

      Net cash provided by financing activities                   --            535,000
                                                           -----------      -----------

Net increase in cash                                         1,261,951          138,936
                                                           -----------      -----------
Cash at December 31                                          1,146,317          681,286
                                                           -----------      -----------

Cash at June 30                                            $ 2,408,268      $   820,222
                                                           ===========      ===========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                $   156,968      $   147,881
                                                           ===========      ===========
   Income taxes                                                480,000          385,000
                                                           ===========      ===========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION

                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Income for the six months ended June 30, 1998 and 1997, and the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at June 30, 1998 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

4. Supplemental Disclosure For Earnings Per Share

                                     Three Months Ended             Six Months Ended
                                         June 30,                       June 30,
                                    1998           1997           1998           1997
                                 ----------     ----------     ----------     ----------
Net income                       $  930,968     $  843,586     $1,638,469     $1,338,138
                                 ----------     ----------     ----------     ----------
Income available to common
   stockholders, assuming
   dilution                      $  930,968     $  843,586     $1,638,469     $1,338,138
                                 ----------     ----------     ----------     ----------


Weighted average common
   shares outstanding             5,843,115      5,838,115      5,843,115      5,803,159
Adjustments for dilutive
   securities:
      Dilutive effect of
      outstanding options           101,429         57,507        101,429         57,507
                                 ----------     ----------     ----------     ----------
Diluted common shares             5,944,544      5,895,622      5,944,544      5,860,666
                                 ==========     ==========     ==========     ==========


Net income per common share      $      .16     $      .14     $      .28     $      .23
Net income per common share,
   assuming dilution             $      .16     $      .14     $      .28     $      .23

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

OVERVIEW

    Bancinsurance Corporation is a specialty property insurance holding company. The Company's principal sources of revenue are premiums paid by insureds for insurance policies issued by the Company. Premium volume principally is earned as written due to the nature of the monthly policies issued by the Company. The Company's principal costs are losses and loss adjustment expenses. The principal factor in determining the level of the Company's profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

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


SUMMARY RESULTS

    The following table sets forth period to period changes in selected financial data:



                                        --------------------------------
                                            Period to Period Increase
                                            Six Months Ended June 30,
                                        --------------------------------
                                                  1997-98
                                        --------------------------------
Premiums written                                $5,317,793
Net premiums earned                              4,731,883
Net investment income                              (3,771)
Claims administration fees                       5,329,299
Title and appraisal fees                           473,223
Loss and loss adjustment expense,
  net of reinsurance recoveries                  3,829,210
Operating expense                                1,039,337
Interest expense                                     9,087
Operating income                                   451,665
Net income                                      $  300,331

      The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company ("Ohio Indemnity") on both a statutory and GAAP basis for the six months ended June 30:

                          1998             1997
                          ----             ----
Statutory:
  Loss ratio              64.9%            47.0%
  Expense ratio           21.5%            25.3%
                          ----             ----
  Combined ratio          86.4%            72.3%
                          ====             ====

                            1998           1997
                            ----           ----
GAAP:
  Loss ratio                64.9%          47.0%
  Expense ratio             18.2%          19.7%
                            ----           ----
  Combined ratio            83.1%          66.7%
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

RESULTS OF OPERATIONS

    JUNE 30, 1998 AS COMPARED TO JUNE 30, 1997
    ------------------------------------------

    Premiums Written; Net Premiums Earned. Premiums written for the six months increased from $5,360,174 at June 30, 1997 to $10,677,967 at June 30, 1998, and
net premiums earned increased from $4,500,083 at June 30, 1997 to $9,231,966 at June 30, 1998. Premiums written increased from $1,634,550 during the three months ended June 30, 1997 to $4,626,795 during the three months ended June 30, 1998, while net premiums earned increased from $2,383,011 to $5,365,485 during the same period, respectively. Premiums increased due to a focus on historically profitable core lines of business and complementary products and services. The addition of two significant new policies in the Ultimate Loss Insurance Program, a new agency program and growth in the Bonded Service program contributed to the increases.

    Premiums written for Ultimate Loss Insurance increased from $2,462,306 in the first six months of 1997 to $7,033,780 in the first six months of 1998. Net premiums earned from Ultimate Loss Insurance increased from $2,764,092 in the first six months of 1997 to $7,149,722 in the first six months of 1998. Premiums written for Ultimate Loss Insurance increased from $1,352,501 in the second quarter of 1997 to $4,331,814 in the second quarter of 1998. Net premiums earned for Ultimate Loss Insurance increased from $1,490,496 in the second quarter of 1997 to $4,357,195 in the second quarter of 1998. The increase in premiums written and premiums earned during the first six months of 1998 reflected increased premium volume primarily attributable to a significant new customer added during the third quarter of 1997 and a second added during the second quarter of 1998. In addition, a new creditor placed mortgage protection and collateral protection program added during the fourth quarter of 1997 recorded in the aggregate $64,379 and $178,520 of premiums written and earned, respectively, in 1998.

    Premiums written for the Bonded Service program increased from $2,855,517 in the first six months of 1997 to $3,376,249 in the first six months of 1998, while net premiums earned from the Bonded Service program increased from $1,670,525 in the first six months of 1997 to $1,941,193 in the first six months of 1998 due to increases in premium rates. The increases in net premiums written and premiums earned on the Bonded Service program were primarily attributable to increases in employee enrollment among existing trust members resulting in higher service fees. Premiums written for the Bonded Service program decreased from $266,272 in the second quarter of 1997 to $232,082 in the second quarter of 1998 due to the timing of billing issuance, while net premiums earned increased from $864,049 in the second quarter of 1997 to $937,182 in the second quarter of 1998.

    Net Investment Income. Net investment income remained relatively constant from $748,419 in the first six months of 1997 to $744,648 in the first six months of 1998 and net investment income decreased from $410,319 in the second quarter of 1997 to $397,740 in the second quarter of 1998. Net investment income was relatively constant as additional income due to growth in invested assets from positive cash flow and lengthened maturities on the bond portfolio were offset by a shift from income producing preferred stocks to common stocks and declining interest rates. Investment yield has been relatively low due to the high allocation of short-term investments and emphasis on tax-exempt bonds in the portfolio.

    Claims Administration Fees. Claims administration fees generated by BCIS Services, Inc. ("BCIS Services"), a consolidated subsidiary, accounted for $348,982 of the revenues for the first six months of 1997 and $291,764 in the first six months of 1998 and decreased from $169,251 in the second quarter of 1997 to $145,696 in the second quarter of 1998. This decrease was primarily attributable to a decrease in claims processing and servicing responsibilities.

    Management Fees. Management fees were $461,207 for the six months ended June 30, 1998 and $237,315 for the three months ended June 30, 1998. Management fees were $221,985 for the three months ended June 30, 1997. No such amount was recognized during the first quarter of 1997. The increase was attributed to recognition of favorable results from a closed year of operations of the Bonded Service program. The Company expects management fees to vary from year to year depending on claims experience in the Bonded Service program.

    Other Income. Other income decreased from $81,048 in the first six months of 1997 to $27,008 in the first six months of 1998 and decreased from $72,755 to $16,876 in the second quarters, respectively. The decrease was primarily the result of recording $63,657 as a reimbursement for expenses previously incurred from an insurance product line sold during the second quarter of 1997.

    Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $2,113,944, or 47.0% of net premiums earned during the first six months of 1997 versus $5,943,154, or 64.4% of net premiums earned during the first six months of 1998. Losses and loss adjustment expenses totaled $3,521,126 or 65.6% of net premiums earned during the second quarter of 1998 versus $975,001, or 40.9% of net premiums earned during the second quarter of 1997. Losses and loss adjustment expenses, as a percentage of net premiums earned, increased for the comparable periods because net premiums earned increased at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses.

    The absolute increase in losses and loss adjustment expenses was attributable to initial claims from the Ultimate Loss Insurance business which increased from $1,609,262 during the six months ended June 30, 1997 to $5,579,251 during the six months ended June 30, 1998 and totalled $694,690 during the second quarter of 1997 compared with $3,429,813 during the second quarter of 1998. Loss and loss adjustment expenses for Ultimate Loss Insurance business increased primarily due to a significant new customer added during the third quarter of 1997 and a second added during the second quarter of 1998. Losses and loss adjusting expenses for the Bonded Service program decreased from $300,776 in 1997 to $102,842 in 1998 and decreased from $165,513 for the second quarter of 1997 compared with $11,118 for the second quarter of 1998. These decreases were due to redundancy development on prior year reserves combined with timing differences on the release of prior accident year reserves.

    Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 44.7% from $2,324,305 for the first six months of 1997 to $3,363,642 in the first six months of 1998 and increased from $1,498,414 for the second quarter of 1997 compared with $1,744,709 during the second quarter of 1998. Commission expense increased 63.0% from $604,112 in the first six months of 1997 to $984,981 in the first six months of 1998 and increased from $303,575 to $590,041 in the second quarter, primarily due to commissions associated with a new collateral protection insurance agency program and an increase in commissions incurred associated with higher service fees in the Bonded Service Program. Other insurance operating expenses increased 41.7% from $680,298 in the first six months of 1997 to $964,114 in the first six months of 1998 and increased from $411,804 to $577,047 during the three months ended June 30, respectively, primarily due to increases in allocable salaries and related benefits, legal, prepaid premium taxes, rent and advertising. General and administrative expenses increased 36.0% from $1,039,895 in the first six months of 1997 to $1,414,547 in the first six months of 1998, primarily due to recognition of two quarters of operating and administrative expenses incurred by Title Research Corporation versus only the second quarter of expense recognition during 1997. General and administrative expenses decreased from $783,035 to $577,621 in the second quarter of 1997 versus 1998, respectively, primarily due to expense recognition totalling $72,980 from a product line sold during the second quarter of 1997, in addition to reductions in consulting, bad debt expense and office supplies. Additionally, BCIS Services incurred operating expenses of $331,911 in the first six months of 1997 compared with $282,183 during the first six months of 1998 and decreased from $163,610 during the second quarter of 1997 to $142,690 during the second quarter of 1998.

    Interest Expense. Interest expense increased 6.1% from $147,891 in the first six months of 1997 to $156,968 in the first six months of 1998. The increase was due to higher borrowing levels on the Company's revolving credit line.

    Federal Income Taxes. The difference between federal income taxes, $472,731 in the first six months of 1997 and $624,065 in the first six months of 1998 and $311,319 to $378,191 in the second quarter, respectively, resulted from more permanent tax differences resulting in a higher effective tax rate.

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

    Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equalled $1,910,029 and $970,767 for the six months ended June 30, 1998 and 1997, respectively. Net cash provided by financing activities was $535,000 for the six months ended June 30, 1997. Net cash used in investing activities of the Company was $648,078 and $1,366,831 for the six months ended June 30, 1998 and 1997, respectively.

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

    The Company's investments at June 30, 1998 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at June 30, 1998 amounted to $9,687,267, or 32.5% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold these securities to their maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in shareholders' equity. The Company earned net investment income of $744,648 and $748,419 for the six months ended June 30, 1998 and 1997, respectively.

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

    The Company's total shareholders' equity increased $3,072,619 to $20,659,489 at June 30, 1998 from $17,586,870 at June 30, 1997 representing a 17.5% increase over the one-year period. Driven by profitable operating earnings, the increase in total shareholders' equity has strengthened the Company's capital position.

    All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $241,850 and $477,600 at June 30, 1998 and December 31, 1997, respectively.

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

    One of the Company's significant Ultimate Loss Insurance program customers decided to close their auto finance division as part of an overall strategy to focus on more profitable areas of lending, however, they will continue to service the existing auto loan portfolio as the loans pay off. Management expects the discontinuance of this operation will result in a gradual decline in premium volume although policy coverage under existing loans will continue in-force during the next two to four years.

IMPACT OF THE YEAR 2000 ISSUE

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

INFLATION

    Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first six months of 1998, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

    The Company held its Annual Meeting of Shareholders on June 2, 1998 for the purpose of electing six directors to serve one year terms expiring in 1999.

    The number of votes cast for or against each candidate is as follows:

                             VOTES FOR     VOTES WITHHELD
                             ---------     --------------

Si Sokol                     5,150,692              6,708
James R. Davis               5,152,192              5,208
Daniel D. Harkins            5,150,692              6,708
Milton O. Lustnauer          5,150,592              6,808
John S. Sokol                5,150,692              6,708
Saul Sokol                   5,150,392              7,008

Item 5. Other Information
        -----------------

    Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Company after March 9, 1999.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)   Exhibits
                --------

                Item 27 Financial Data Schedule

          (b)   Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BANCINSURANCE CORPORATION
                                                   -------------------------
                                                           (Company)





Date:       August 3, 1998                   By:           Si Sokol
     ---------------------------------          -------------------------------
                                                           Si Sokol
                                                         President and
                                                 Chairman of Board of Directors
                                                  (Principal Executive Officer)




Date:       August 3, 1998                   By:          Sally Cress
     ---------------------------------          -------------------------------
                                                          Sally Cress
                                                    Treasurer and Secretary
                                                   (Principal Financial and
                                                      Accounting Officer)