Form 10-Q/A
period 1998-06-30
BANCINSURANCE CORP
filed 1998-08-06
CIK 276400

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                               June 30,      December 31,
Assets                                                           1998            1997
------                                                       -----------     ------------
                                                             (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,637,991 in 1998 and $4,054,026 in 1997)          $ 4,531,583     $ 3,940,194

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $11,815,264 in 1998 and $12,635,652 in 1997)         12,115,315      12,962,626

       Equity securities, at fair value (cost $2,927,080
         in 1998 and $2,601,150 in 1997)                       3,488,851       3,225,061

     Short-term investments, at cost which
       approximates fair value                                 5,947,419       5,753,669

     Securities purchased under agreements to resell           1,331,580       1,048,075
                                                             -----------     -----------

                        Total investments                     27,414,748      26,929,625
                                                             -----------     -----------


Cash                                                           2,408,268       1,146,317

Premiums receivable                                            1,591,179         755,611

Accounts receivable, net of allowance for
     uncollectible amounts                                       247,062         297,519

Reinsurance receivable                                            13,100           8,000

Prepaid reinsurance premiums                                      33,438          36,335

Prepaid commissions                                              280,088            --

Loans to affiliates                                              628,670         606,182

Note receivable                                                   36,031          67,500

Furniture, fixtures and leasehold improvements, net              177,129         121,697

Excess of investment over net assets of
     subsidiaries, net                                           972,404         976,610

Accrued investment income                                        283,323         298,234

Other assets                                                     263,846         160,802
                                                             -----------     -----------
                        Total assets                         $34,349,286     $31,404,432
                                                             ===========     ===========


                                                                     (Continued)

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q filed on August 5, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BANCINSURANCE CORPORATION
                                                   -------------------------
                                                           (Company)





Date:       August 5, 1998                   By:           Si Sokol
     ---------------------------------          -------------------------------
                                                           Si Sokol
                                                         President and
                                                 Chairman of Board of Directors
                                                  (Principal Executive Officer)




Date:       August 5, 1998                   By:          Sally Cress
     ---------------------------------          -------------------------------
                                                          Sally Cress
                                                    Treasurer and Secretary
                                                   (Principal Financial and
                                                      Accounting Officer)