Form 10-Q
period 1998-09-30
BANCINSURANCE CORP
filed 1998-11-06
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   September 30, 1998        Commission File Number 0-8738
                    ------------------        -----------------------------



                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                               31-0790882
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code                (614) 228-2800
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


                                          YES   X       NO
                                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                           Outstanding at September 30, 1998
-------------------------------              -----------------------------------
Common stock, without par value                          5,843,115

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES




                                      INDEX
                                      -----




                                                                                             Page



PART I - FINANCIAL INFORMATION:


  Item 1. Financial Statements


           Consolidated  Balance  Sheets  as  of September 30,
                    1998  (unaudited) and  December 31,  1997                                    3

           Consolidated Statements of Income for the three months and
                    nine months ended September 30, 1998 and 1997 (unaudited)                    5

           Consolidated Statements of Comprehensive Income for the three                         6
                    months and nine months ended September 30, 1998 and 1997
                    (unaudited)

           Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1998 and 1997 (unaudited)                                7

           Notes to Consolidated Financial Statements (unaudited)                                8


    Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                9


    Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                                     Not Applicable



  PART II - OTHER INFORMATION AND SIGNATURES

    Item 1. Legal Proceedings                                                                   15

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                              September 30,      December 31,
Assets                                                            1998              1997
------                                                       --------------    --------------
                                                               (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,684,913 in 1998 and $4,054,026 in 1997)          $    4,528,095    $    3,940,194

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $11,770,565 in 1998 and $12,635,652 in 1997)            12,182,309        12,962,626

       Equity securities, at fair value (cost $2,889,700
         in 1998 and $2,601,150 in 1997)                          3,220,575         3,225,061

     Short-term investments, at cost which
       approximates fair value                                    6,379,748         5,753,669

     Securities purchased under agreements to resell                648,171         1,048,075
                                                             --------------    --------------

                        Total investments                        26,958,898        26,929,625
                                                             --------------    --------------


Cash                                                              3,470,383         1,146,317

Premiums receivable                                               1,078,438           755,611

Accounts receivable, net of allowance for
     uncollectible amounts                                          267,297           297,519

Reinsurance receivable                                                5,250             8,000

Reinsurance recoverable on paid losses                               11,074                 -

Prepaid reinsurance premiums                                         24,686            36,335

Premium taxes receivable                                             18,468                 -

Prepaid commissions                                                 145,518                 -

Loans to affiliates                                                 677,901           606,182

Note receivable                                                      21,031            67,500

Furniture, fixtures and leasehold improvements, net                 162,542           121,697

Excess of investment over net assets of subsidiaries,
     net                                                            968,428           976,610

Accrued investment income                                           294,764           298,234

Prepaid federal income taxes                                          6,015                 -

Other assets                                                        238,686           160,802
                                                             --------------    --------------
                        Total assets                         $   34,349,379    $   31,404,432
                                                             ==============    ==============
                                                                                (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued


                                                              September 30,    December 31,
Liabilities and Shareholders' Equity                               1998             1997
------------------------------------                          ------------     ------------
                                                              (Unaudited)

Reserve for unpaid losses and loss adjustment
     expenses                                                 $  1,965,570     $  1,531,714
Unearned premiums                                                1,427,904          698,764
Contract funds on deposit                                        2,884,021        3,451,371
Reinsurance premiums payable                                         6,602           27,821
Note payable to bank                                             5,000,000        5,000,000
Note payable                                                        30,665           37,073
Taxes, licenses, and fees payable                                  174,157          150,778
Deferred federal income taxes                                      211,144          296,049
Federal income taxes payable                                             -              741
Commissions payable                                                309,416          493,212
Other                                                              974,921          637,108
                                                              ------------     ------------

              Total liabilities                                 12,984,400       12,324,631
                                                              ------------     ------------

Commitments and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value;
          authorized 100,000 shares; no shares issued or
          outstanding                                                    -                -
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                    -                -
     Common stock without par value;  authorized
       20,000,000 shares; 5,878,277 shares issued                  315,567          315,567
     Additional paid-in capital                                  1,495,387        1,495,387
     Accumulated other comprehensive income                        490,128          627,583
     Retained earnings                                          19,164,411       16,741,778
                                                              ------------     ------------
                                                                21,465,493       19,180,315

     Less: Treasury stock, at cost (35,162 common
                 shares at September 30, 1998 and December
                 31, 1997)                                        (100,514)        (100,514)
                                                              ------------     ------------

              Total shareholders' equity                        21,364,979       19,079,801
                                                              ------------     ------------


              Total liabilities and shareholders' equity      $ 34,349,379     $ 31,404,432
                                                              ============     ============





See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)



                                       Three Months Ended                Nine months Ended
                                          September 30,                    September 30,
                                      1998             1997             1998             1997
                                  ------------     ------------     ------------     ------------

Income:
   Premiums written               $  4,025,837     $  2,965,371     $ 14,703,804     $  8,325,545
   (Increase) decrease in
      unearned premiums                675,344          311,734         (729,139)        (548,357)
                                  ------------     ------------     ------------     ------------
         Premiums earned             4,701,181        3,277,105       13,974,665        7,777,188
   Premiums ceded                      (15,964)         (29,678)         (57,482)         (29,678)
                                  ------------     ------------     ------------     ------------
         Net premiums earned         4,685,217        3,247,427       13,917,183        7,747,510

   Investment income (net of
     expenses of $45,378 and
      $85,830, respectively)           346,801          362,386        1,040,456        1,027,933
   Net realized gain (loss) on
      investments                       (1,025)         115,926           49,968          198,798
   Claims administration fees          152,046          146,698          443,810          495,680
   Title and appraisal fees            488,991          561,200        1,458,696        1,057,682
   Management fees                     668,978           30,667        1,130,185          252,652
   Other income                          3,888                -           30,896           75,922
                                  ------------     ------------     ------------     ------------
         Total revenue               6,344,896        4,464,304       18,071,194       10,856,177
                                  ------------     ------------     ------------     ------------

Losses and operating expenses:
   Losses and loss adjustment
     expenses                        2,825,170        1,900,712        8,768,324        4,014,656
   Commission expense                  657,526          487,693        1,642,507        1,091,805
   Other insurance operating
      expenses                         458,445          360,535        1,422,559        1,040,833
   General and administrative
      expenses                       1,244,681          719,589        2,659,228        1,754,358
   Interest expense                     64,827          111,559          221,795          259,440
                                  ------------     ------------     ------------     ------------
         Total expenses              5,250,649        3,580,088       14,714,413        8,161,092
                                  ------------     ------------     ------------     ------------

         Income before federal
            income taxes             1,094,247          884,216        3,356,781        2,695,085
                                  ------------     ------------     ------------     ------------

Federal income tax expense             310,083          226,051          934,148          698,782
                                  ------------     ------------     ------------     ------------

         Net income               $    784,164     $    658,165     $  2,422,633     $  1,996,303
                                  ============     ============     ============     ============


Net income per common share       $        .13     $        .11     $        .41     $        .34
                                  ============     ============     ============     ============
Net income per common share,
   assuming dilution              $        .13     $        .11     $        .41     $        .34
                                  ============     ============     ============     ============






See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                               1998             1997            1998             1997
                                           ------------     ------------    ------------     ------------

Net income                                 $    784,164     $    658,165    $  2,422,633     $  1,996,303

Other comprehensive income, net of tax:
      Unrealized holding gains
      (losses) on securities
      arising during period                     (78,674)          97,265        (137,455)         163,401
                                           ------------     ------------    ------------     ------------

Comprehensive income                       $    705,490     $    755,430    $  2,285,178     $  2,159,704
                                           ============     ============    ============     ============

                                  BANCINSURANCE CORPORATION
                                      AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows
                                         (Unaudited)                  Nine Months Ended
                                                                        September 30,
                                                                    1998             1997
                                                                ------------     ------------
Cash flows from operating activities:
   Net income                                                   $  2,422,633     $  1,996,303
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Net realized gain on investments                            (49,968)        (198,798)
         Depreciation                                                 69,231           65,867
         Amortization of bond premium                                 42,256           40,266
         Increase in premiums receivable                            (322,827)        (444,593)
         Increase in prepaid commissions                            (145,518)        (115,499)
         Increase in other assets                                    (56,891)        (514,691)
         Increase in reserve for unpaid losses and loss
            adjustment expenses                                      433,856          229,327
         Increase in unearned premiums                               729,140          548,357
         Increase (decrease) in contract funds on deposit           (567,350)         213,934
         Decrease in reinsurance premiums payable                    (21,219)        (463,673)
         Increase (decrease) in commissions payable                 (183,796)          62,746
         Increase (decrease) in other liabilities                    354,043         (272,221)
                                                                ------------     ------------

         Net cash provided by operating activities                 2,703,590        1,147,325
                                                                ------------     ------------

Cash flows used in investing activities:
   Proceeds from held to maturity: fixed maturities
      due to redemption or maturity                                  340,000        1,156,000
   Proceeds from available for sale: fixed maturities
      sold, redeemed and matured                                   1,012,000        1,389,619
   Proceeds from available for sale equity securities
      sold                                                         2,198,975        1,777,748
   Cost of investments purchased:
      Held to maturity: fixed maturities                            (411,469)      (1,344,403)
      Available for sale: fixed maturities                          (207,946)      (3,539,635)
      Equity securities                                           (2,935,211)      (1,139,966)
   Net (increase) decrease in short-term investments                (626,079)         962,146
   Net (increase) decrease securities purchased under
      agreements to resell                                           399,904         (276,873)
   Purchase of furniture, fixtures and leasehold
      improvements                                                  (149,923)         (54,907)
   Proceeds from disposal of equipment                                   225                -
   Cash acquired in purchase of subsidiary                                 -           27,918
                                                                ------------     ------------

         Net cash used in investing activities                      (379,524)      (1,042,353)
                                                                ------------     ------------

Cash flows from financing activities:
   Proceeds from note payable to bank                              5,950,000        7,525,000
   Repayments of note payable to bank                             (5,950,000)      (6,585,000)
   Proceeds from stock options exercised                                   -            3,125
                                                                ------------     ------------

         Net cash provided by financing activities                         -          943,125
                                                                ------------     ------------

Net increase in cash                                               2,324,066        1,048,097
                                                                ------------     ------------
Cash at December 31                                                1,146,317          681,286
                                                                ------------     ------------

Cash at September 30,                                           $  3,470,383     $  1,729,383
                                                                ============     ============

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                     $    221,795     $    259,440
                                                                ============     ============
   Income taxes                                                      955,000          760,000
                                                                ============     ============

Supplemental schedule of noncash investing activities:
   Common stock issued in purchase acquisition                             -     $    275,781
                                                                ============     ============

See accompanying notes to consolidated financial statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheets as of September 30, 1998, the Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1997, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 1998 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

4. Supplemental Disclosure For Earnings Per Share

                                        Three Months Ended                 Nine Months Ended
                                           September 30,                      September 30,
                                      1998              1997              1998              1997
                                  ------------      ------------      ------------      ------------

Net income                        $    784,164      $    658,165      $  2,422,633      $  1,996,303
                                  ------------      ------------      ------------      ------------
Income available to common
   stockholders, assuming
   dilution                       $    784,164      $    658,165      $  2,422,633      $  1,996,303
                                  ------------      ------------      ------------      ------------


Weighted average common
   shares outstanding                5,843,115         5,839,365         5,843,115         5,815,928
Adjustments for dilutive
   securities:
      Dilutive effect of
      outstanding options               99,955            53,187            96,604            52,821
                                  ------------      ------------      ------------      ------------
Diluted common shares                5,943,070         5,892,552         5,939,719         5,868,749
                                  ============      ============      ============      ============


Net income per common share       $        .13      $        .11      $        .41      $        .34
Net income per common share,
   assuming dilution              $        .13      $        .11      $        .41      $        .34

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

   The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

OVERVIEW

   Bancinsurance Corporation is a specialty property insurance holding company. The Company's principal sources of revenue are premiums paid by insureds for insurance policies issued by the Company's wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Premium volume principally is earned as written due to the nature of the monthly policies issued by the Company. The Company's principal costs are losses and loss adjustment expenses. The principal factor in determining the level of the Company's profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

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


SUMMARY RESULTS

    The following table sets forth period to period changes in selected financial data:



                                              --------------------------------------------
                                                  Period to Period Increase (Decrease)
                                                     Nine Months Ended September 30,

                                              --------------------------------------------
                                                               1997-98
                                              --------------------------------------------

      Premiums written                                     $ 6,378,259
      Net premiums earned                                    6,169,673
      Net investment income                                   (137,307)
      Claims administration fees                               (51,870)
      Title and appraisal fees                                 401,014
      Loss and loss adjustment expense,
        net of reinsurance recoveries                        4,753,668
      Operating expense                                      1,837,298
      Interest expense                                         (37,645)
      Operating income                                         661,696
      Net income                                               426,330

      The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for the nine months ended September 30:

                                                1998               1997
                                            ------------       ------------
      Statutory:
        Loss ratio                                  63.0%              51.8%
        Expense ratio                               22.5%              25.2%
                                            ------------       ------------
        Combined ratio                              85.5%              77.0%
                                            ============       ============

                                                1998               1997
                                            ------------       ------------
    GAAP:
        Loss ratio                                  63.0%              51.8%
        Expense ratio                               20.9%              22.5%
                                            ------------       ------------
        Combined ratio                              83.9%              74.3%
                                            ============       ============

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

RESULTS OF OPERATIONS

  SEPTEMBER 30, 1998 AS COMPARED TO SEPTEMBER 30, 1997

    Premiums Written; Net Premiums Earned. Premiums written for the nine months increased from $8,325,545 at September 30, 1997 to $14,703,804 at September 30, 1998, and net premiums earned increased from $7,747,510 at September 30, 1997 to $13,917,183 at September 30, 1998. Premiums written increased from $2,965,371 during the three months ended September 30, 1997 to $4,025,837 during the three months ended September 30, 1998, while net premiums earned increased from $3,247,427 to $4,685,217 during the same period, respectively. Premiums increased due to strong performance in the Company's expanding core product lines of business. The addition of two significant new policies in the Ultimate Loss Insurance Program, a new agency program and growth in the Bonded Service program contributed to the increases.

    Premiums written for Ultimate Loss Insurance increased from $5,084,097 in the first nine months of 1997 to $10,507,500 in the first nine months of 1998. Net premiums earned from Ultimate Loss Insurance increased from $5,095,369 in the first nine months of 1997 to $10,521,409 in the first nine months of 1998. Premiums written for Ultimate Loss Insurance increased from $2,621,791 in the third quarter of 1997 to $3,473,720 in the third quarter of 1998. Net premiums earned for Ultimate Loss Insurance increased from $2,331,277 in the third quarter of 1997 to $3,371,687 in the third quarter of 1998. The increase in premiums written and premiums earned during the first nine months of 1998 reflected increased premium volume primarily attributable to a significant new customer added during the third quarter of 1997 and a second added during the second quarter of 1998. In addition, a new creditor-placed mortgage protection and collateral protection program added during the fourth quarter of 1997 recorded in the aggregate $258,579 and $295,009 of premiums written and earned, respectively, in 1998.

    Premiums written for the Bonded Service program increased from $3,175,635 in the first nine months of 1997 to $3,617,730 in the first nine months of 1998, while net premiums earned from the Bonded Service program increased from $2,554,603 in the first nine months of 1997 to $2,890,348 in the first nine months of 1998 due to increases in premium rates. The increases in net premiums written and premiums earned on the Bonded Service program were primarily attributable to increases in employee enrollment among existing trust members resulting in higher service fees. Premiums written for the Bonded Service program decreased from $320,118 in the third quarter of 1997 to $241,481 in the third quarter of 1998 due to the timing of billing issuance, while net premiums earned increased from $884,078 in the third quarter of 1997 to $949,155 in the third quarter of 1998.

    Net Investment Income. Net investment income decreased from $1,226,731 in the first nine months of 1997 to $1,090,424 in the first nine months of 1998 and net investment income decreased from $478,312 in the third quarter of 1997 to $345,776 in the third quarter of 1998. Investment income was relatively constant as additional income due to growth in invested assets from positive cash flow was offset by declining interest rates and a shift from income producing preferred stocks to common stocks. Investment yield has been relatively low due to the high allocation of short-term investments and emphasis on tax-exempt bonds in the portfolio. Realized gains on investments sold, redeemed or matured decreased 74.9% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 and decreased from a $115,926 realized gain during the three months ended September 30, 1997 to a realized loss of $1,025 during the three months ended September 30, 1998, principally due to recent stock market declines.

    Claims Administration. Claims administration fees generated by BCIS Services, Inc. ("BCIS Services"), a consolidated subsidiary, accounted for $495,680 of the revenues of the first nine months of 1997 and $443,810 in the first nine months in 1998, and increased from $146,698 in the third quarter of 1997 to $152,046 in the third quarter of 1998. The decrease in the nine month comparables was primarily attributable to a decrease in claims processing and servicing responsibilities. The increase during the third quarter was attributable to additional services performed for a customer during the third quarter ended September 30, 1998.

    Title and Appraisal Fees. Title and appraisal fees generated by Title Research Corporation ("Title Research"), a consolidated subsidiary, accounted for $1,057,682 and $1,458,696 of the revenues for the nine months ended September 30, 1997 versus 1998 and $561,200 and $488,991 of the revenues during the three months ended September 30, 1997 versus 1998, respectively. Title Research commenced business operations in Ohio during the second quarter of 1997.

    Management Fees. Management fees were $1,130,185 for the nine months ended September 30, 1998 and $668,978 for the three months ended September 30, 1998. Management fees were $252,652 for the nine months ended September 30, 1997 and $30,667 during the third quarter of 1997. The increase was attributed to recognition of favorable results from a closed period of operations of the Surety programs. The Company expects management fees to vary from period to period depending on claims experience in the Surety programs.

    Other Income. Other income decreased from $75,922 in the first nine months of 1997 to $30,896 in the first nine months of 1998 and was $3,888 in the three months ended September 30, 1998. The decrease was primarily the result of recording $63,657 as a reimbursement for expenses previously incurred from an insurance product line sold during the second quarter of 1997.

    Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $4,014,656, or 51.8% of net premiums earned during the first nine months of 1997 versus $8,768,324, or 63.0% of net premiums earned during the first nine months of 1998. Losses and loss adjustment expenses totaled $1,900,712 or 58.5% of net premiums earned during the third quarter of 1997 versus $2,825,170, or 60.3% of net premiums earned during the third quarter of 1998. Losses and loss adjustment expenses, as a percentage of net premiums earned, increased for the comparable periods because net premiums earned increased at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses. This anticipated increase is primarily the result of losses associated with two significant new policies in the Ultimate Loss Insurance program.

    The absolute increase in losses and loss adjustment expenses was attributable to initial claims primarily associated with two significant new policies in the Ultimate Loss Insurance business which increased from $3,276,767 during the nine months ended September 30, 1997 to $8,071,128 during the nine months ended September 30, 1998 and totalled $1,667,505 during the third quarter of 1997 compared with $2,491,877 the third quarter of 1998. Loss and loss adjustment expenses for Ultimate Loss Insurance business increased primarily due to a significant new customer added during the third quarter of 1997 and a second added during the second quarter of 1998. Losses and loss adjustment expenses for the Bonded Service program decreased from $461,658 in 1997 to $217,978 in 1998 and decreased from $160,882 for the third quarter of 1997 compared with $115,136 during the third quarter of 1998. These decreases were due to redundancy development on prior year reserves combined with timing differences on the release of prior accident year reserves.

    Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 47.3% from $3,886,996 for the first nine months of 1997 to $5,724,294 for the first nine months of 1998 and increased 50.6% from $1,567,817 for the third quarter of 1997 compared with $2,360,652 during the third quarter of 1998. Commission expense increased 50.5% from $1,091,085 in the first nine months of 1997 to $1,642,507 in the first nine months of 1998 and increased 34.8% from $487,693 to $657,526 in the third quarter, primarily due to higher direct commissions in the Ultimate Loss Insurance Program and both higher direct and contingent commissions in the Bonded Service Program. Other insurance operating expenses increased 36.7% from $1,040,833 in the first nine months of 1997 to $1,422,559 in the first nine months of 1998 and increased 27.2% from $360,535 to $458,445 during the three months ended September 30, 1997 and 1998, respectively, primarily due to increases in allocable salaries and related benefits, legal, premium taxes, rent and outside computer services. General and administrative expenses increased 51.6% from $1,754,358 in the first nine months of 1997 to $2,659,228 in the first nine months of 1998, primarily due to recognition of three quarters of operating and administrative expenses incurred by Title Research Corporation (a purchase business combination in 1997) versus only two quarters of expense recognition during 1997. General and administrative expenses increased 73.0% from $719,589 to $1,244,681 in the third quarter of 1997 versus 1998, respectively, primarily due to increases in legal and consulting. Title Research incurred operating expenses of $1,035,606 in the six months ended September 30, 1997 compared with $1,560,014 during the nine months ended September 30, 1998 and increased from $505,137 during the third quarter of 1997 to $542,681 during the third quarter of 1998. BCIS Services incurred operating expenses of $474,630 in the first nine months of 1997 compared with $425,851 during the nine months of 1998 and remained relatively constant from $142,552 during the third quarter of 1997 to $143,668 during the third quarter of 1998.

    Interest Expense. Interest expense decreased due to lower borrowing levels on the Company's revolving credit line.

    Federal Income Taxes. The difference between federal income taxes, $698,782 in the first nine months of 1997 to $934,148 in the first nine months of 1998 and $226,051 to $310,083 in the third quarter, respectively, resulted from higher pre-tax income and lower permanent tax differences resulting in a higher effective tax rate.


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

    Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company would have to sell assets prior to maturity and recognize a gain or loss.

    The Company's total shareholders' equity increased $3,019,554 to $21,364,979 at September 30, 1998 from $18,345,425 at September 30, 1997 representing a 16.5% increase over the one-year period. Driven by profitable operating earnings, the increase in total shareholders' equity has strengthened the Company's capital position.

    All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such loses were $355,275 and $477,600 at September 30, 1998 and December 31, 1997, respectively.

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


IMPACT OF THE YEAR 2000 ISSUE

State of Readiness. The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000.

During fiscal 1997, the Company completed the installation and testing of its internal financial systems and believes that such systems are Year 2000 compliant. The Company utilizes the latest version of Year 2000 compliant Platinum SQL software for its internal financial system.

The Company began work on the Year 2000 Compliance issue for all remaining internal software in fiscal 1997. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on network, PC platforms; and addressing the compliance of key business partners.

The most significant category of key business partners are financial institutions. Their critical functions include safeguarding and management of investment portfolios and processing of the Company's operating bank accounts. Other partner categories include insurance agencies, communication services, utilities; materials and supplies. Based on the importance of each relationship, the Company is defining a strategy to determine compliance.

The target for completion of all phases is the second quarter of 1999. The Company has completed the assessment and strategy phases for applications, operating systems and hardware. Currently, approximately 45% of all policyholder network systems are compliant.

The Company has not had an independent review of its Year 2000 risks or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on separate portions of the project.

Costs to Address the Company's Year 2000 Issue. Since the inception of the project, the Company has incurred external costs of approximately $51,000. Current estimates project a total expense for the project of $150,000. Current year costs are expected to be $75,000, which are expensed as incurred. There has not been a material adverse impact on the Company's operations or financial condition as a result of projects being deferred due to resource constraints caused by the year 2000 project.

The Company's Contingency Plans. With respect to contingency plans for critical policyholder systems, the Company recognizes that there is no viable alternative if these systems are non-compliant. Thus, the Company targeted completion of critical policyholder systems by second quarter end of 1999, allowing for unanticipated delays. The Company will continue to reassess the need for formal contingency plans, based on progress of Year 2000 efforts by the Company and third parties.

Risks of the Company's Year 2000 Issue. Although the Company expects its critical systems to be compliant by second quarter 1999 end, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonable possible worst case scenario might include one or more of the Company's significant policyholder systems being non-compliant. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption to its ability to collect and process premiums, process claims payments, safeguard and manage its invested assets and operating cash accounts, accurately maintain policyholder information and perform adequate custom service. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

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

FORWARD-LOOKING INFORMATION

    Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward- looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

    Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

On June 11, 1998, the Company filed an action in Franklin County Common Pleas Court against Brian Delphia d/b/a Delphia Carr and Delphia Consulting, Inc., a computer consulting firm, asserting claims for breach of contract relating to a software development project. The computer consultant brought a counter-claim seeking payment of $166,500 for outstanding billings. Mr. Delphia filed a second counter-claim seeking $1,000,000 from the Company for malicious prosecution. The Company believes both counter-claims are without merit and believes it has strong defenses to the claims.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)   Exhibits
                --------

                Item 27 Financial Data Schedule

          (b)   Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BANCINSURANCE CORPORATION
                                             -------------------------
                                                    (Company)





Date:     November 6, 1998                 By: /s/       Si Sokol
     ---------------------------------        ---------------------------------
                                                        Si Sokol
                                                      President and
                                               Chairman of Board of Directors
                                                (Principal Executive Officer)




Date:     November 6, 1998                 By: /s/      Sally Cress
     ---------------------------------        ---------------------------------
                                                        Sally Cress
                                                   Treasurer and Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)