Form 10-K405
period 1998-12-31
BANCINSURANCE CORP
filed 1999-03-17
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the fiscal year ended                             0-8738
            December 31, 1998                        Commission File Number


                            BANCINSURANCE CORPORATION
             (Exact name of registrant as specified in its charter)


               Ohio                                     31-0790882
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


  20 East Broad Street, Columbus, Ohio                              43215
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code           (614) 228-2800

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

                                          YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


On February 11, 1999, the aggregate fair value of the voting stock held by those other than executive officers and directors of the registrant was $12,081,878.

As of February 11, 1999, the Registrant had 5,843,115 Common Shares, without par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference in Part II.

Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 1998 FORM 10-K

                                TABLE OF CONTENTS

                                                                          Page
                                     PART I

Item 1.         Business.................................................   3
Item 2.         Properties...............................................   7
Item 3.         Legal Proceedings........................................   7
Item 4.         Submission of Matters to a Vote of Security Holders......   7

                                     PART II

Item 5.         Market for the Company's Common Stock and Related
                    Security Holder Matters..............................   8
Item 6.         Selected Consolidated Financial Data.....................   8
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................   8
Item 7A.        Quantitative and Qualitative Disclosures About Market
                    Risk.................................................   8
Item 8.         Consolidated Financial Statements and Supplementary Data.   8
Item 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................   8

                                    PART III

Item 10.        Directors and Executive Officers of the Company..........   8
Item 11.        Executive Compensation...................................   8
Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management...........................................   9
Item 13.        Certain Relationships and Related Transactions...........   9

                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K.............................................   9

                                     Part I
Item 1.  Business

GENERAL

The Company is an Ohio insurance holding company engaged primarily in the underwriting of specialized and niche insurance products and related services through its wholly-owned insurance subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Ohio Indemnity is licensed to transact business in 47 states and the District of Columbia and on a surplus lines basis in Texas. BCIS Services, Inc. ("BCIS Services"), an Ohio corporation and a wholly-owned subsidiary of the Company is a non-risk bearing provider of workers' compensation administration and cost control services to employers who retain and transfer their workers' compensation risk. Custom Title Services, Inc. (formerly known as Title Research Corporation) ("Custom Title"), an Ohio corporation and a wholly-owned subsidiary of the Company specializes in title, appraisal and related services which support documentation needs for first and second mortgage lending requirements. The reference to the "Company" in the following discussion relates to the Company and its subsidiaries.

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

Since its inception in 1956, the Company has gradually expanded coverage of the program to include lenders such as banks, savings and loans, credit unions and finance companies. During 1998, the Company provided Ultimate Loss Insurance coverage to approximately 310 lending institutions.

The premiums charged for Ultimate Loss Insurance reflect claims experience, loan volumes and general market conditions.

In addition, the Company markets creditor-placed collateral and mortgage protection policies in two states, Tennessee and Arkansas. Collateral and mortgage protection insurance covers primarily automobile and residential mortgages pledged as security for loans for which the borrower has not produced evidence of coverage as required by the lender.

Bonded Service Program. Unemployment compensation is a federally mandated social insurance program. Private employers finance the payment of unemployment benefits to their former employees by paying a tax on covered wages. Certain not-for-profit and governmental entities can elect not to pay the tax and reimburse the state for benefits actually paid to their former employees. This reimbursing method is usually the least costly option but poses the risk of having to pay unexpected, unbudgeted benefit costs. The Bonded Service program alleviates that risk of unexpected loss. The Company has participated since 1989 by bonding specific unemployment compensation servicing commitments of a cost containment service firm including that firm's reimbursement of unemployment benefits.

In 1992, the Company agreed to write a similar type bond covering groups of smaller not-for-profit entities which could realize the cost benefits of being a reimburser, but could not do so on a stand-alone basis.

The cost containment service firm's charge to the participating employer is based primarily upon historical claims experience, general economic conditions and other factors specific to the employer. Subscribers to the Bonded Service program enroll for a term ranging from one to two years and the Company's surety bond extends for the duration of the term. The Bonded Service program fees applicable to any renewal term are adjusted based upon the subscriber's historical claims experience, the subscriber's announced business plans with respect to significant planned changes in employment, stability of the subscriber's source of funding and general economic conditions. Since 1989, annual renewals have averaged 95%, however, there can be no assurance that such trend will continue.

Some states require that reimbursing employers post a bond as security for the performance of their reimbursing obligations. The Company provides this mandated bond on behalf of employers enrolled in the Bonded Service program. The Company's obligations under such bonds may not, in every case, cease upon termination of an employer's participation in the program. The financial statements include reserves for losses on such programs for benefits paid. Such reserves were $396,000 and $477,600 at December 31, 1998 and 1997, respectively.

BCIS Services, Inc. BCIS Services is a third party administrator (TPA) specializing in managing workers' compensation obligations assumed by employers who self-insure this coverage. BCIS enters into contracts with its clients that define the specific servicing responsibilities BCIS will perform for which the client pays agreed upon fees during the duration of such contract which normally covers one to three years. BCIS Services was formed in February 1993 and began marketing its programs in July 1993. Since the commencement of its business, BCIS Services has operated only in California. BCIS Services does not engage in the business of underwriting or insuring risks of loss.

BCIS Services assists the client in controlling factors that impact containment of workplace disability costs. BCIS Services is postured to provide independent claims administration involving other casualty insurance exposures on a multi-state basis. Independent resources are engaged to provide specialized control functions as circumstances dictate. BCIS Services provided cost control services to five employers in California during 1998 and four employers during 1997 which generated revenues of $570,302 and $658,884 during 1998 and 1997, respectively.

Custom Title Services, Inc. In April 1997, Custom Title, a newly formed, wholly-owned subsidiary of the Company, purchased substantially all of the net assets of Title Research Agency, an Ohio corporation. Custom Title assists the consumer mortgage lending industry with various services including title, lien search, property appraisal, closings and placement of title insurance. Custom Title is engaged in preparation all technical documentation necessary for home equity lending. Custom Title does not engage in the business of underwriting or insuring title coverage, but represents a title insurance company. During 1998 and 1997, the Company generated title and appraisal fees of $1,959,384 and $1,593,556, respectively. Custom Title operated primarily in Ohio during 1998.

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

Competition for the Bonded Service program is provided indirectly by insurers who have designed coverages for reimbursing employers with loss limitation features similar in concept to the Bonded Service program. The Company believes that the Bonded Service program has cost savings and other features which enable the program to compete effectively against providers of loss limitation coverages. The cost containment service firm, on whom the Company relies for growth in bond fees, competes with other cost containment service firms for service contracts with not-for-profit organizations, some of which may require loss limitation coverages.

BCIS Services' competition includes any brokers, agents, insurance companies or consultants which provide administrative services to their clients. The major competitors are TPA's, most of which operate on a regional basis. There are approximately 51 TPA's in California that specialize in serving employers who retain and transfer their workers' compensation risk.

Custom Title's competition includes title companies, brokers, agents, insurance companies or contractors who provide mortgage services to their clients. The major competitors are title lien search companies, most of which operate on a regional basis. There are approximately 1,100 title lien search companies in Ohio that specialize in first and second mortgage lending requirements. The title lien industry is highly competitive. Key elements which affect competition are: price, expertise, service, financial strength and size of the company.

There can be no assurance that the Company will not face additional competition in its markets from new or existing competitors.

REINSURANCE

The Company maintains a quota share reinsurance agreement, by which Ohio Indemnity cedes a portion of its mortgage protection insurance to a reinsurer. This arrangement limits the net claim liability potential arising from specific policies. This reinsurance agreement does not relieve the Company from its obligations to policyholders. Consequently, failure of the reinsurer to honor its obligations could result in losses to the Company. The Company currently recovers 75% of the paid losses and loss adjustment expense applicable to Mortgage Protection insurance policies, respectively.

As of December 31, ceded reinsurance decreased commission expense incurred by $38,925 and $23,032 in 1998 and 1997, respectively.

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

Most states have insurance laws requiring that rate schedules and other information be filed with the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates vary by class of business, hazard assumed and size of risk, and are not necessarily uniform for all insurers. Many states have recently adopted laws which limit the ability of insurance companies to increase rates. To date, such limitations have had a limited impact on the Company, and the Company has no knowledge of any such limitations that may affect its future results of operations, although there can be no assurance that such limitations will not adversely affect the Company's results of operations in the future.

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

Numerous states routinely require deposits of assets by insurance companies to protect policyholders. As of December 31, 1998, securities with a fair value of approximately $4,010,600 had been deposited by the Company with eleven state insurance departments. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

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

   The National Association of Insurance Commissioners ("NAIC")

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

EMPLOYEES

As of February 11, 1999, the Company employed 46 full-time employees and 3 part-time employees. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees.

SERVICE MARKS

The Company has developed common law rights in its service mark, ULTIMATE LOSS INSURANCE, which is registered in the State of Ohio. The Company has developed common law rights for, "BI BANCINSURANCE CORPORATION" (stylized letters) in each state in which it has been operating.

Item 2.  Properties

The Company leases all of its office space, which as of February 11, 1999, totalled approximately 14,554 square feet. The home office in Columbus, Ohio aggregates approximately 7,000 square feet. The lease provides for a monthly gross rental of $7,817. The leased space is shared with Westford Group, Inc., an affiliate of the Company through a common officer and principal shareholder. Rental expense is allocated in accordance with space utilization. BCIS Services' office in Los Angeles, California occupies approximately 2,900 square feet. The lease provides for a monthly gross rental of $3,324. Custom Title leases office space at a property located in Gahanna, Ohio which serves as its corporate headquarters. The office occupies approximately 3,390 square feet. Custom Title's branch leases office space in Cleveland, Ohio occupying approximately 2,548 square feet. These two leases provide for a monthly gross rental of $6,788.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


Item 5.   Market for the Company's Common Stock and Related Security Holders
          Matters

The information required by this item is included under the caption "Market Information", "Holders", "Dividends", and "Market Makers" in the Company's 1998 Annual Report (the "Annual Report") and is incorporated herein by reference.

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

Item 8.   Consolidated Financial Statements and Supplementary Data

The Company's consolidated balance sheets as of December 31, 1998 and 1997, and the consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1998, 1997 and 1996 and the notes to the financial statements, together with the independent auditors' report thereon appear in the Company's Annual Report and are incorporated herein by reference.

The Company's Financial Statement Schedules and Independent Auditors' Report on Financial Statement Schedules are included in response to Item 14 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.    Directors and Executive Officers of the Company

The information required by this item is included under the captions "Election of Directors," "Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1999 Annual Meeting of Stockholders to be held on June 1, 1999, and is incorporated herein by reference.


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

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)     The following documents are filed as part of this report:

            (1) The following financial statements appearing in the Company's Annual Report are incorporated herein by reference:

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.

                  Consolidated Statements of Income for the three years ended December 31, 1998.

                  Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1998.

                  Consolidated Statements of Cash Flows for the three years ended December 31, 1998.

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

                  13.1* Annual Report to Shareholders for the year ended
                        December 31, 1998.

                  21*   Subsidiaries of the Company as of December 31, 1998.

                  23* Consents of independent accountants to incorporation of their opinions by reference in Registration Statement on Form S-8.

                  27*   Financial Data Schedule.


----------

*     Filed with this Report.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

(c)   Exhibits

      The exhibits to this report begin immediately following the signature page.

(d)   Financial Statement Schedules

      The financial statement schedules and the independent auditors' report thereon are included on the following pages.

To the Board of Directors and Shareholders of Bancinsurance Corporation:


        Our audits of the consolidated financial statements referred to in our report dated February 26, 1999 appearing on page 23 of the 1998 Annual Report to Shareholders of Bancinsurance Corporation (which report and consolidated financials statements are incorporated by reference in this Annual Report on form 10-K) also included an audit of the financial statement schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP


Columbus, Ohio
February 26, 1999

                    BANCINSURANCE CORPORATION AND SUBSIDIARY


Schedule I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT IN RELATED PARTIES




                                       December 31, 1998
--------------------------------------------------------------------------------------------------------
                     Column A                      Column B             Column C      Column D
                     --------                      --------             --------      --------

               Type of Investment                  Cost (1)              Fair         Amount at which
                                                                                      Value shown in the
                                                                                       balance sheet
--------------------------------------------------------------------------------------------------------
Held to maturity:
   Fixed maturities:
      Governments                                  $ 1,364,643       $ 1,422,200       $ 1,364,643
      States, territories and
         possessions                                 1,018,355         1,043,250         1,018,355
      Political subdivisions of states,
         territories and possessions                   530,716           557,175           530,716
      Special revenue                                1,238,449         1,268,789         1,238,449
      Other debt securities                             50,000            50,000            50,000

   Redeemable preferred stocks:
      Public utilities                                 500,000           500,000           500,000
                                                   -----------       -----------       -----------
                    Total held to maturity           4,702,163         4,841,414         4,702,163
                                                   -----------       -----------       -----------

Available for sale:
   Fixed maturities:
      States, territories and
         possessions                                 2,624,879         2,727,346         2,727,346
      Political subdivisions of states,
         territories and possessions                 4,979,299         5,153,883         5,153,883
      Special revenue                                3,149,096         3,278,552         3,278,552
      Industrial and miscellaneous                      10,688            10,688            10,688

   Equity securities:
      Nonredeemable preferred stocks:
         Public utilities                              100,000            91,125            91,125
         Banks, trust and insurance
            companies                                  867,312         1,022,062         1,022,062
         Industrial and miscellaneous                  139,416           125,796           125,796

      Common stocks:
         Banks, trust and insurance
            companies                                  836,528         1,082,462         1,082,462
         Industrial and miscellaneous                1,491,317         1,703,355         1,703,355
                                                   -----------       -----------       -----------
                    Total available for sale        14,198,535        15,195,269        15,195,269
                                                   -----------       -----------       -----------

Short-term investments
Securities purchased under agreements                5,824,464         5,824,464         5,824,464
   to resell                                         1,260,857         1,260,857         1,260,857
                                                   -----------       -----------       -----------

                    Total investments              $25,986,019       $27,122,004       $26,982,753
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

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                           December 31, 1998 and 1997

            Assets                             1998            1997
           ------                          -----------       -----------
Cash                                       $   306,039       $    10,673

Investment in subsidiaries                  24,754,298        22,640,505

Other                                        1,902,351         1,564,445
                                           -----------       -----------
                                           $26,962,688       $24,215,623
                                           ===========       ===========


Liabilities and Shareholders' Equity

Note payable to bank                       $ 4,250,000       $ 5,000,000

Other                                          208,205           135,822

Shareholders' equity                        22,504,483        19,079,801
                                           -----------       -----------
                                           $26,962,688       $24,215,623
                                           ===========       ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                  Years Ended December 31, 1998, 1997, and 1996

                                                     1998                 1997              1996
                                                  ----------           ----------       ----------
Dividends from subsidiaries                       $ 1,750,000        $ 1,375,000        $   650,000
Other income                                           37,332             36,477             24,777

General and administrative expenses                  (708,536)          (503,534)          (613,491)
                                                  -----------        -----------        -----------

              Net income before tax benefit
                 and equity in earnings of
                 subsidiaries                       1,078,796            907,943             61,286

Income tax benefit                                   (282,093)          (181,297)          (205,213)
                                                  -----------        -----------        -----------

              Net income before equity in
                 earnings of subsidiaries           1,360,889          1,089,240            266,499

Equity in undistributed earnings of
   subsidiaries                                     2,033,531          1,612,054          2,074,549
                                                  -----------        -----------        -----------

Net income                                         $3,394,420        $ 2,701,294        $ 2,341,048
                                                  ===========        ===========        ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997, and 1996


                                                          1998               1997               1996
                                                       ----------         ----------         ----------
Cash flows from operating activities:
    Net income                                        $ 3,394,420        $ 2,701,294        $ 2,341,048
    Adjustments to reconcile net income to net
       cash provided by operating
       activities:
          Equity in undistributed net earnings
             of subsidiaries                           (2,083,531)        (1,679,976)        (2,074,549)
          Deferred federal income tax benefit                --                 --             (108,747)
          (Increase) decrease in notes
             receivable                                   160,749           (167,500)          (145,000)
          Increase in loans to affiliates                 (71,719)           (71,719)           (71,719)
          Increase in accounts receivable from
             subsidiaries                                (418,809)          (148,455)              --
          Decrease in prepaid federal income
             taxes                                           --               29,633            291,855
          (Increase) decrease in other assets              (8,127)           (63,337)             6,249
          Increase (decrease) in accounts
             payable to subsidiaries                     (106,892)            25,616             34,129
          Increase (decrease) in other
             liabilities                                  179,275            (27,123)           (99,024)
                                                      -----------        -----------        -----------

              Net cash provided by in operating
                activities                              1,045,366            598,433            174,242
                                                      -----------        -----------        -----------

Cash flows from financing activities:
   Proceeds from notes payable to bank                  7,200,000          7,525,000          1,790,000
   Repayments of notes payable to bank                 (7,950,000)        (8,125,000)        (1,806,132)
   Proceeds from stock options exercised                     --                3,123             22,500
   Acquisition of treasury stock                             --                 --             (185,675)
                                                      -----------        -----------        -----------

              Net cash used in financing
                activities                               (750,000)          (596,877)          (179,307)
                                                      -----------        -----------        -----------
Net increase (decrease) in cash                           295,366              1,556             (5,065)
                                                      -----------        -----------        -----------
Cash at beginning of year                                  10,673              9,117             14,182
                                                      -----------        -----------        -----------
Cash at end of year                                   $   306,039        $    10,673        $     9,117
                                                      ===========        ===========        ===========


Supplemental disclosures of cash flow
    information:

Cash paid during the year for:
   Interest                                           $  277,732         $  389,632         $  425,523
   Income taxes                                       $1,530,000         $  935,000         $  530,000
                                                      ==========         ==========         ==========

                                   Signatures
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Bancinsurance Corporation
                                           (Company)


                                3/17/99    By     /s/  Si Sokol
                                -------       ----------------------------
                                 DATE               Si Sokol
                                               President and Chairman
                                               of Board of Directors
                                               (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:




 3/17/99       /s/ Si Sokol                3/17/99       /s/Sally Cress
 -------   -----------------------         -------    ------------------------
  DATE             Si Sokol                 DATE            Sally Cress
          President and Chairman of                   Treasurer and Secretary
             Board of Directors                       (Principal Financial and
         (Principal Executive Officer)                  Accounting Officer)





 3/17/99   /s/Daniel D. Harkins            3/17/99     /s/ Milton O. Lustnauer
 -------   -----------------------         -------    ------------------------
  DATE        Daniel D. Harkins             DATE         Milton O. Lustnauer
                  Director                                    Director



 3/17/99    /s/ Saul Sokol                 3/17/99     /s/ James R. Davis
 -------   -----------------------         -------    ------------------------
  DATE          Saul Sokol                  DATE           James R. Davis
                 Director                                     Director



 3/17/99    /s/ John S. Sokol
 -------   -----------------------
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


          13.1* Annual Report to Shareholders for the year ended December 31, 1998.

          21*       Subsidiaries of the Company as of December 31, 1998.

          23* Consent of independent accountants to incorporation of their opinion by reference in Registration Statement on Form S-8.

          27*       Financial Data Schedule.


----------

*         Filed with this Report.