Form 10-Q
period 1999-03-31
BANCINSURANCE CORP
filed 1999-05-04
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1999                 Commission File Number 0-8738
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


           Class                                   Outstanding at March 31, 1999
-------------------------------                    -----------------------------
Common stock, without par value                                5,843,115

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                                     Page No.
PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of
                 March 31, 1999 (unaudited) and December 31, 1998                                       3

         Consolidated Statements of Income for the
                 three months ended March 31, 1999 and 1998 (unaudited)                                 5

         Consolidated Statements of Comprehensive Income for the
                 three months ended March 31, 1999 and 1998 (unaudited)                                 6

         Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1999 and 1998 (unaudited)                                 7

         Notes to Consolidated Financial Statements (unaudited)                                         9

   Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                         12

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                                           17

PART II - OTHER INFORMATION AND SIGNATURES
   Item 1. Legal Proceedings                                                                           18

   Item 2. Changes in Securities and Use of Proceeds                                       Not Applicable

   Item 3. Default Upon Senior Securities                                                  Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders                             Not Applicable

   Item 5. Other Information                                                               Not Applicable

   Item 6. Exhibits and Reports on Form 8-K                                                            18

   Signatures                                                                                          19


                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                 March 31,         December 31,
Assets                                                                             1999                1998
------                                                                         ------------        ------------
                                                                               (Unaudited)

Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,814,539 in 1999 and $4,841,414 in 1998)                            $  4,698,706        $  4,702,163

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $11,693,225 in 1999 and $10,763,962  in 1998)                           12,028,618          11,170,469

       Equity securities, at fair value (cost $3,254,155
         in 1999 and $3,434,573 in 1998)                                          3,698,275           4,024,800

     Short-term investments, at cost which
       approximates fair value                                                    6,190,700           5,824,464

     Securities purchased under agreements to resell                              1,630,680           1,260,857
                                                                               ------------        ------------

              Total investments                                                  28,246,979          26,982,753
                                                                               ------------        ------------


Cash                                                                              5,230,227           4,582,168
Premiums receivable                                                               2,517,620           1,783,719
Accounts receivable, net of allowance for
  doubtful accounts                                                                 326,527             286,242
Reinsurance receivable                                                                2,750               2,750
Prepaid reinsurance premiums                                                         33,823              28,400
Deferred policy acquisition costs                                                   629,748             152,678
Loans to affiliates                                                                 578,621             578,621
Note receivable                                                                           -               6,031
Furniture, fixtures and leasehold improvements, net                                 259,530             171,764
Excess of investment over net assets of subsidiaries, net                           960,477             964,453
Accrued investment income                                                           293,530             269,690
Due from brokers                                                                    157,982                   -
Other assets                                                                        371,258             139,398
                                                                               ------------        ------------
                        Total assets                                           $ 39,609,072         $35,948,667
                                                                               ============        ============


                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued


                                                                                        March 31,             December 31,
Liabilities and Shareholders' Equity                                                      1999                    1998
                                                                                      ------------            ------------
                                                                                      (Unaudited)

Reserve for unpaid losses and loss adjustment
     expenses                                                                         $  3,380,000            $  3,177,845
Unearned premiums                                                                        3,519,566                 718,795
Return premium payable                                                                     415,768                  33,671
Contract funds on deposit                                                                3,250,137               2,917,868
Reinsurance premiums payable                                                                 6,937                   5,430
Note payable to bank                                                                     4,000,000               4,250,000
Note payable                                                                                25,267                  28,076
Taxes, licenses, and fees payable                                                          203,502                 373,679
Deferred federal income taxes                                                              232,716                 290,846
Federal income taxes payable                                                               147,058                  44,191
Commissions payable                                                                        432,722                 438,175
Other                                                                                      753,509               1,165,609
                                                                                      ------------            ------------

              Total liabilities                                                         16,367,182              13,444,185
                                                                                      ------------            ------------

Commitment and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value;
          authorized 100,000 shares; no shares issued or
          outstanding                                                                            -                       -
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding                                                                            -                       -
     Common stock without par value; authorized
       20,000,000 shares; 5,878,277 shares issued                                          315,567                 315,567
     Additional paid-in capital                                                          1,495,387               1,495,387
     Accumulated other comprehensive income                                                514,477                 657,844
     Retained earnings                                                                  21,016,973              20,136,198
                                                                                      ------------            ------------
                                                                                        23,342,404              22,604,996
     Less:  Treasury stock, at cost (35,162 common
                 shares at March 31, 1999 and December
                 31, 1998)                                                                (100,514)               (100,514)
                                                                                      ------------            ------------

            Total shareholders' equity                                                  23,241,890              22,504,482
                                                                                      ------------            ------------

            Total liabilities and shareholders' equity                                $ 39,609,072            $ 35,948,667
                                                                                      ============            ============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,

                                                                                   1999                    1998
                                                                                ----------              ---------

Income:
     Premiums written                                                           $8,535,112              $6,051,172
     Increase in unearned premiums                                              (2,800,771)             (2,169,296)
                                                                                ----------              ---------
            Premiums earned                                                      5,734,341               3,881,876
     Premiums ceded                                                                (30,163)                (15,395)
                                                                                ----------              ----------
            Net premiums earned                                                  5,704,178               3,866,481

     Investment income (net of expenses of $9,620 and
       $14,687, respectively)                                                      334,285                 343,976
     Net realized gain on investments                                               76,845                   2,932
     Claims administration fees                                                    137,632                 146,068
     Title and appraisal fees                                                      522,383                 477,827
     Management fees                                                               260,864                 223,892
     Other income                                                                   19,815                  10,132
                                                                                ----------              ----------
         Total revenue                                                           7,056,002               5,071,308
                                                                                ----------              ----------

Losses and operating expenses:
     Losses and loss adjustment expenses                                         3,722,616               2,422,028
     Commission expense                                                            852,701                 394,940
     Other insurance operating expenses                                            428,239                 390,067
     General and administrative expenses                                           762,222                 836,926
     Interest expense                                                               40,857                  73,972
                                                                                ----------              ----------
         Total expenses                                                          5,806,635               4,117,933
                                                                                ----------              ----------

         Income before federal income taxes                                      1,249,367                 953,375

Federal income tax expense                                                         368,592                 245,874
                                                                                ----------              ----------

         Net income                                                             $  880,775              $  707,501
                                                                                ==========              ==========


Net income per common share                                                     $      .15              $      .12
                                                                                ==========              ==========
Net income per common share, assuming dilution                                  $      .15              $      .12
                                                                                ==========              ==========




See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)



                                                                                                 Three Months Ended
                                                                                                      March 31,

                                                                                           1999                    1998
                                                                                        ----------              ----------

Net income                                                                              $  880,775             $   707,501

Other comprehensive income:
     Unrealized holding gains (losses) arising during
         period, net of income tax expense (benefit) of
         $(73,856) and $10,439, respectively                                              (143,367)                 20,264
                                                                                        -----------            -----------

Comprehensive income                                                                    $  737,408             $   727,765
                                                                                        ==========             ===========






See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,

                                                                                          1999                    1998
                                                                                        ----------              ----------
Cash flows from operating activities:
     Net income                                                                         $  880,775              $  707,501
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Net realized gain on investments                                                 (76,845)                 (2,932)
          Net realized loss on disposal of equipment                                           437                       -
          Depreciation and amortization                                                     44,143                  38,163
          Deferred federal income tax expense                                               15,725                  12,772
          Increase in premiums receivable                                                 (733,901)               (277,181)
          (Increase) decrease in accounts receivable, net                                  (40,285)                 48,345
          Decrease in reinsurance receivable                                                     -                   1,412
          (Increase) decrease in prepaid reinsurance premiums                               (5,423)                 8,166
          Increase in deferred policy acquisition costs, net                              (477,070)               (472,308)
          Decrease in loans to affiliates                                                        -                 248,308
          Decrease in note receivable                                                        6,031                  12,500
          Increase in prepaid federal income taxes                                               -                 (26,156)
          Increase in accrued investment income                                            (23,840)                (18,581)
          Increase in due from brokers                                                    (157,982)                      -
          Increase in other assets                                                        (231,860)               (127,028)
          Increase (decrease) in reserve for unpaid losses
             and loss adjustment expenses                                                  202,155                (234,051)
          Increase in unearned premiums                                                  2,800,771               2,169,296
          Increase in return premium payable                                               382,097                  19,136
          Increase (decrease) in contract funds on deposit                                 332,269                (110,702)
          Increase (decrease) in reinsurance premiums payable                                1,507                 (25,058)
          Decrease in note payable                                                          (2,809)                 (3,250)
          Increase (decrease) in taxes, licenses and fees payable                         (170,177)                  7,788
          Increase (decrease) in federal income taxes payable                              102,867                    (741)
          Decrease in commissions payable                                                   (5,453)               (221,405)
          Decrease in other liabilities                                                   (412,100)                (42,867)
                                                                                        ----------              ----------
             Net cash provided by operating activities                                   2,431,032               1,711,127
                                                                                        ----------              ----------
Cash flows from investing activities:
     Proceeds from held to maturity: fixed maturities
       due to redemption or maturity                                                             -                  25,000
     Proceeds from available for sale: fixed maturities
       sold, redeemed and matured                                                        1,195,121                 285,000
     Proceeds from available for sale: equity securities
         sold                                                                            1,164,321                 537,539
     Cost of investments purchased:
         Available for sale: fixed maturities                                           (2,114,034)                      -
         Equity securities                                                                (928,697)               (691,392)
     Net (increase) decrease in short-term investments                                    (366,236)                542,255
     Net increase in securities purchased under agreements
        to resell                                                                         (369,823)               (381,992)
     Purchase of furniture, fixtures and leasehold
       improvements                                                                       (113,725)                (68,283)
     Proceeds from disposal of equipment                                                       100                       -
                                                                                        ----------              ----------
             Net cash provided by (used in) investing
              activities                                                                (1,532,973)                248,127
                                                                                        ----------              ----------



                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,

                                                                                           1999                    1998
                                                                                        ----------              ----------

Cash flows from financing activities:
     Proceeds from note payable to bank                                                 $2,000,000              $1,950,000
     Repayments from note payable to bank                                               (2,250,000)             (2,000,000)
                                                                                        ----------              ----------

         Net cash used in financing activities                                            (250,000)                (50,000)
                                                                                        ----------              ----------

Net increase in cash                                                                       648,059               1,909,254
                                                                                        ----------              ----------
Cash at December 31                                                                      4,582,168               1,146,317
                                                                                        ----------              ----------

Cash at March 31                                                                        $5,230,227              $3,055,571
                                                                                        ==========              ==========

Supplemental disclosures of cash flow information:


Cash paid during the year for:
     Interest                                                                           $   40,857              $   73,972
     Income taxes                                                                       $  250,000              $  260,000
                                                                                        ==========              ==========


See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of March 31, 1999, the Consolidated Statements of Income for the three months ended March 31, 1999 and 1998, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results of operations for the full year.

     In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Ohio Insurance Department has adopted the Codification guidance, effective January 1, 2001. The Company has not estimated the potential effect of the Codification guidance if adopted by the Department.

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

3. In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for periods beginning after June 15, 1999, establishes accounting and reporting standards which require derivatives to be measured at fair value and recognized as assets or liabilities in the balance sheet. The Company's balance sheet and statements of earnings and cash flows will not be materially impacted by this statement, upon adoption.

4.   Supplemental Disclosure For Earnings Per Share

                                                                                              Three Months Ended
                                                                                                    March 31,

                                                                                          1999                     1998
                                                                                        ----------              ---------

     Net income                                                                         $  880,775              $  707,501
                                                                                        ----------              ----------
     Income available to common stockholders,
         assuming dilution                                                              $  880,775              $  707,501
                                                                                        ----------              ----------


     Weighted average common shares outstanding                                          5,843,115               5,843,115
     Adjustments for dilutive securities:
         Dilutive effect of outstanding options                                             90,858                  88,249
                                                                                        ----------              ----------
     Diluted common shares                                                               5,933,973               5,931,364
                                                                                        ==========              ==========


     Net income per common share                                                        $      .15              $      .12
     Net income per common share, assuming dilution                                     $      .15              $      .12


                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)





5. During 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This SFAS was adopted by the Company as of January 1, 1998. SFAS No. 131 requires disclosure of revenues and other information based on the way management organizes the segments of the business for making operating decisions and assessing performance.

     The Company operates primarily in the property/casualty insurance industry. There are intersegment management fees but not intersegment sales. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.


                                                                                 MARCH 31, 1999
                                                 ------------------------------------------------------------------------------
                                                                                    WORKERS
                                                 PROPERTY/CASUALTY     TITLE      COMPENSATION          ALL        CONSOLIDATED
                                                     INSURANCE        AGENCY     ADMINISTRATION        OTHER           TOTALS
                                                 ------------------------------------------------------------------------------

       Revenues from external customers...        $  6,087,080    $  522,527       $ 137,632       $        -     $ 6,747,239
       Intersegment revenues..............               2,370             -               -            2,610           4,980
       Interest revenue...................             307,627             -               -            6,116         313,743
       Interest expense...................                 780           718              20           39,339          40,857
       Depreciation and amortization......              14,744        15,345           1,178           12,876          44,143
       Segment profit (loss)..............           1,365,511       (24,883)        (14,878)         (71,403)      1,254,347
       Income tax expense (benefit).......             407,120             -               -          (38,528)        368,592
       Segment assets.....................        $ 36,820,587    $  799,466       $ 187,274       $3,140,025     $40,947,352


                                                                                  MARCH  31, 1998
                                                 ------------------------------------------------------------------------------
                                                                                     WORKERS
                                                 PROPERTY/CASUALTY      TITLE     COMPENSATION          ALL        CONSOLIDATED
                                                     INSURANCE         AGENCY     ADMINISTRATION       OTHER           TOTALS
                                                 ------------------------------------------------------------------------------

       Revenues from external customers...        $  4,112,793    $  480,214       $ 146,068       $        -     $ 4,739,075
       Intersegment revenues..............               2,370             -               -            2,610           4,980
       Interest revenue...................             331,384             -               -            5,829         337,213
       Interest expense...................                   -             -              70           73,902          73,972
       Depreciation and amortization......              16,426         7,935             830           12,972          38,163
       Segment profit (loss)..............           1,225,562        (2,901)          6,606         (270,912)        958,355
       Income tax expense (benefit).......             338,197             -           2,300          (94,623)        245,874
       Segment assets.....................        $ 31,481,713    $  538,319       $ 186,864       $2,310,056     $34,516,952



                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)


                                                                                     ------------------------------------
                                                                                         MARCH 31              MARCH 31
                                                                                           1999                  1998
                                                                                     ------------------------------------
     REVENUES
     --------

     Total revenues for reportable segments.....................................       $ 6,747,239           $ 4,739,075
     Interest revenue...........................................................           313,743               337,213
     Elimination of intersegment revenues.......................................            (4,980)               (4,980)
                                                                                       -----------           -----------
     Total consolidated revenues................................................       $ 7,056,002           $ 5,071,308
                                                                                       ===========           ===========

     PROFIT
     ------

     Total profit for reportable segments.......................................       $ 1,325,750           $ 1,229,267
     Other loss ................................................................           (71,403)             (270,912)
     Elimination of intersegment profits........................................            (4,980)               (4,980)
                                                                                       -----------           -----------
     Income before income taxes.................................................       $ 1,249,367           $   953,375
                                                                                       ===========           ===========


     ASSETS
     ------

     Total assets for reportable segments.......................................       $37,807,327           $32,206,896
     Other assets...............................................................         3,140,025             2,310,056
     Elimination of intersegment receivables....................................        (1,338,280)             (853,398)
                                                                                       -----------           -----------
     Consolidated assets........................................................       $39,609,072           $33,663,554
                                                                                       ===========           ===========


                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
           Financial Condition and Results of Operations
           ---------------------------------------------

OVERVIEW

Bancinsurance Corporation (NASDAQ:BCIS) is a specialty property insurance holding company. The Company's principal sources of revenue are premiums paid by insureds for insurance policies issued by the Company. Premium volume principally is earned as written due to the nature of the monthly policies issued by the Company for its major line of insurance coverage. The Company's principal costs are losses and loss adjustment expenses. The principal factor in determining the level of the Company's profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

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

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                                        -------------------------------
                                                                            Period to Period Increase
                                                                          Three Months Ended March 31,
                                                                        -------------------------------
                                                                                      1998-99
                                                                        -------------------------------
                                                                            Amount             % Change
                                                                        ------------           --------
      Premiums written                                                  $  2,483,940             41.0%
      Net premiums earned                                                  1,837,697             47.5%
      Net investment income                                                   64,222             18.5%
      Total revenue                                                        1,984,694             39.1%
      Loss and loss adjustment expense,
       net of reinsurance recoveries                                       1,300,588             53.7%
      Operating expense                                                      421,229             26.0%
      Interest expense                                                       (33,115)           (44.8)%
      Operating income                                                       295,992             31.0%
      Net income                                                        $    173,274             24.5%


The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company ("Ohio Indemnity), a consolidated subsidiary, on both a statutory and GAAP basis for the three months ended March 31:


                                                                                           1999          1998
                                                                                        ------------------------

    Statutory:
      Loss ratio                                                                           65.3%          63.1%
      Expense ratio                                                                        16.5%          17.5%
                                                                                           ----           ----
      Combined ratio                                                                       81.8%          80.6%
                                                                                           ====           ====
    GAAP:
      Loss ratio                                                                           65.3%          63.1%
      Expense ratio                                                                        16.4%          13.4%
                                                                                           ----           ----
      Combined ratio                                                                       81.7%          76.5%
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

RESULTS OF OPERATIONS

  MARCH 31, 1999 AS COMPARED TO MARCH 31, 1998

Premiums Written; Premiums Earned. Premiums written increased 41.0% from $6,051,172 at March 31, 1998 to $8,535,112 at March 31, 1999 while premiums earned increased 47.5% from $3,866,481 at March 31, 1998 to $5,704,178 at March 31, 1999. Premiums increased due to strong performance in the Company's expanding core product lines of business.

Premiums written for Ultimate Loss Insurance increased 64.0% from $2,709,195 in the first quarter of 1998 to $4,444,380 in 1999. Premiums earned for Ultimate Loss Insurance increased 57.1% from $2,792,527 in the first quarter of 1998 to $4,386,946 in 1999. The increase in premiums written and premiums earned during the first quarter of 1999 was primarily attributable to six major financial institutions added as customers after the first quarter of 1998 and approximately ninety smaller financial institutions added during 1998 and 1999. In addition, a creditor-placed collateral and mortgage protection program recorded, in the aggregate, $11,033 and $168,363 of premiums written and $93,706 and $140,557 of premiums earned during the three months ended March 31, 1998 and 1999, respectively.

Premiums written for the Bonded Service program increased 22.2% from $3,323,617 in the first quarter of 1998 versus $4,062,598 in 1999, while premiums earned from the Bonded Service program increased 17.6% from $1,048,874 to $1,233,159 during the first quarter of 1998 and 1999, respectively. The increases in premiums written and premiums earned on the Bonded Service program were primarily attributable to increases in employee enrollment among existing trust members resulting in higher service fees.

Net Investment Income. Net investment income increased 18.5% from $346,908 in the first quarter of 1998 to $411,130 the first quarter of 1999. Net realized gains on investments increased from $2,932 in the first quarter of 1998 to $76,845 in 1999 due to changes in investment mix resulting from the application of the Company's investment strategy in the current market environment. In 1999, the Company intends to seek growth in investment income by increasing the average size of the investment portfolio. As new funds become available, they will be invested in accordance with the Company's strategy of emphasizing after tax return, which predominantly includes municipal tax-free securities. The Company strives to maintain a high quality investment portfolio.

Claims Administration Fees. Claims administration fees generated by BCIS Services Inc. ("BCIS Services"), a consolidated subsidiary, accounted for $146,068 of the revenues during the first quarter of 1998 and $137,632 during 1999. The decrease of 5.8% was primarily attributable to a decline in claims processing and servicing responsibilities in 1999.

Title and Appraisal Fees. Title services and appraisal fees generated by Custom Title Services, Inc. ("Custom Title"), a consolidated subsidiary, accounted for $477,827 of the revenues for the first quarter of 1998 versus $522,383 in 1999. This increase of 9.3% was primarily attributable to an increase in the loan closing segment of the business.

Management Fees. Management fees increased 16.5% from $223,892 during the first quarter of 1998 to $260,864 in 1999. The increase was attributed to recognition of favorable results from a closed year of operations of the Bonded Service program. The Company expects management fees to vary from year to year depending on claims experience in the Bonded Service program.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $2,422,028, or 62.6% of net premiums earned during the first quarter of 1998, versus $3,722,616, or 65.3% of net premiums earned during the first quarter of 1999. Losses and loss adjustment expenses, as a percentage of net premiums earned, increased for the comparable period due to net premiums earned increasing at a lower percentage rate than the percentage rate increase in losses and loss adjustment expenses.

The absolute increase in losses and loss adjustment expenses was attributable to additional claims from the Ultimate Loss Insurance business which increased 55.6% from $2,189,613 in the first quarter of 1998 to $3,406,876 in the first quarter of 1999 primarily due to the addition of financial institution customers. Losses and loss adjustment expenses for the Bonded Service program increased 79.1% from $103,745 in 1998 to $185,855 in 1999 primarily due to higher redundancy development during the first quarter of 1998 on prior year reserves.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 26.0% from $1,621,933 in the first quarter of 1998 to $2,043,162 in the first quarter of 1999. Commission expense increased 115.9% from $394,940 in the first quarter of 1998 to $852,701 in the first quarter of 1999, primarily due to both higher direct and contingent commissions associated with the increase in premiums written in the Ultimate Loss Insurance and Bonded Service programs. Other insurance operating expenses increased 9.8% from $390,067 in the first quarter of 1998 to $428,239 in the first quarter of 1999, primarily due to increases in premium taxes, audit fees and office supplies. General and administrative expenses decreased 8.9% from $836,926 in the first quarter of 1998 to $762,222 in the first quarter of 1999 primarily due to decreases in consulting, advertising and legal. BCIS Services incurred operating expenses of $139,461 in the first quarter of 1998 compared with $152,510 in the first quarter of 1999 and Custom Title incurred operating expenses of $483,115 during the first quarter of 1998 versus $547,410 in 1999.

Interest Expense. Interest expense decreased from $73,972 in the first quarter of 1998 to $40,857 in the first quarter of 1999 due to lower borrowing levels on the Company's revolving credit line.

Federal Income Taxes. The difference between federal income taxes, $245,874 during the first quarter of 1998 and $368,592 in 1999, resulted from higher pre-tax income and lower permanent tax differences resulting in a higher effective tax rate.

Statutory Combined Ratios. The change in the statutory combined ratio from 80.6% at March 31, 1998 to 81.8% March 31, 1999 was an anticipated increase in the loss ratio due to management's continuing emphasis on larger accounts in the Ultimate Loss Insurance program.

DISCONTINUED PRODUCTS
In November 1998, one of the Company's significant Ultimate Loss Insurance program customers closed their auto finance division as part of an overall strategy to focus on more profitable areas of lending. This customer represented 24.6% of the Company's premiums written and 38.5% of the Company's premiums earned during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company is an insurance holding company whose principal asset is the stock of Ohio Indemnity. The Company is, and will continue to be, dependent on dividends from Ohio Indemnity to meet its liquidity requirements, including debt service obligations. The Company has a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that the Company would be able to receive in 1999 from Ohio Indemnity, absent regulatory consent, is $3,718,691.

Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equalled $2,431,032 and $1,711,127 for the quarter ended March 31, 1999 and 1998, respectively. Net cash used in financing activities was $250,000 for the quarter ended March 31, 1999 and $50,000 for the quarter ended March 31, 1998. Net cash provided by (used in) investing activities of the Company was ($1,532,973) and $248,127 for the quarter ended March 31, 1999 and 1998, respectively.

BCIS Services derives its funds principally from claims administration fees and Custom Title derives its funds principally from title and appraisal fees which are sufficient to meet their respective operating obligations. Although it is impossible to estimate accurately the future cash flows from the operations of Custom Title's business, management believes the Company's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity.

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

The Company's investments at March 31, 1999 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at March 31, 1999 amounted to $13,051,607, or 39.0% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. The Company earned net investment income of $411,130 and $346,908 for the three months ended March 31, 1999 and 1998, respectively.

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

The Company's total shareholders' equity increased $3,434,324 to $23,241,890 at March 31, 1999 from $19,807,566 at March 31, 1998 representing a 17.3% increase over the one-year period. Driven by profitable operating earnings, the increase in total shareholders' equity has strengthened the Company's capital position.

All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $350,875 and $331,425 at March 31, 1999 and 1998, respectively.

Under applicable insurance statutes and regulations, Ohio Indemnity is required to maintain prescribed amounts of capital and surplus as well as statutory deposits with the appropriate insurance authorities. Ohio Indemnity is in compliance with all applicable statutory capital and surplus requirements. Ohio Indemnity's investments consist only of permitted investments under Ohio insurance laws.

DISCLOSURE ABOUT MARKET RISK
The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of the Company's investment portfolio as of March 31, 1999 was $20,425,599, 82% of which is invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. The Company's exposure to equity risk is not significant. The Company has no foreign exchange risk or direct commodity risk.

For fixed maturity securities, the short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's objectives and strategies pertaining to the investment portfolio, see the Liquidity and Capital Resources section of this management's discussion and analysis (MD&A).

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how these exposures are managed compared to the year ended December 31, 1998. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The fair values of loans to affiliates and notes payable would not be materially different as compared to their fair values at December 31, 1998 as interest rates have remained relatively consistent.

FACTORS TO CONSIDER FORWARD LOOKING
Going forward, management will consider underwriting, acquisition and investment opportunities which fit the Company's strategy of penetrating niche and short-tail risk markets. These decisions will be in areas where management feels they have an understanding of the underwriting and inherent risks. Management is intent on adding independent agents to expand its market presence. The Company will further concentrate on penetrating larger financial institutions for collateral protection insurance and expanding financial institution programs to include mortgage collateral insurance. Opportunities will be considered for underwriting additional non-profit organizations as they continue to consolidate into national trusts and seek to retain and transfer their unemployment claim exposure.

One of the Company's significant Ultimate Loss Insurance program customers decided to close their auto finance division as part of an overall strategy to focus on more profitable areas of lending. Management expects the discontinuance of this policy will not have a material adverse effect on the Company's operating results. See "DISCONTINUED PRODUCTS."

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

The Company began work on the Year 2000 Compliance issue for all remaining internal software in fiscal 1997. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on network, PC platforms and addressing the compliance of key business partners.

The most significant category of key business partners are financial institutions. Their critical functions include safeguarding and management of investment portfolios and processing of the Company's operating bank accounts. Other partner categories include insurance agencies, communication services, utilities, materials and supplies. Based on the importance of each relationship, the Company is defining a strategy to determine compliance.

The target for completion of all phases is the third quarter of 1999. The Company has completed the assessment and strategy phases for applications, operating systems and hardware. Currently, approximately 60% of all policyholder network systems are compliant.

The Company has a MCSE (Microsoft Certified Systems Engineer) on staff to review the impact of its Year 2000 risks. Continuing evaluation by our MCSE in developing contingency plans and to complete remediation work on separate portions of the project are on going. Expected completion of all phases is anticipated by third quarter end 1999.

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

The Company's Contingency Plans. With respect to contingency plans for critical policyholder systems, the Company recognizes that there is a viable alternative if these systems are non-compliant. However, the Company has a targeted completion of critical policyholder systems by third quarter end of 1999, allowing for unanticipated delays. The Company will continue to reassess the need for formal contingency plans, based on progress of Year 2000 efforts by the Company and third parties.

Risks of the Company's Year 2000 Issue. Although the Company expects its critical systems to be compliant by third quarter 1999 end, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonable possible worst case scenario might include one or more of the Company's significant policyholder systems being non-compliant, but no loss of current data is anticipated. Such an event will not result in a material disruption to the Company's operations. Specifically, if a third party system is not Year 2000 compliant, the Company could experience an interruption to manage its invested assets and it's operating cash accounts. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

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

FORWARD-LOOKING INFORMATION
Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

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

INFLATION
Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during 1999, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating IBNR claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet claims obligations of the Company. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in the Company's results of operations. The Company's independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 1998, were reasonable.

Item 3.  Quantitative and Qualitative Disclosures
         ----------------------------------------
         About Market Risk
         -----------------

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk".

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

On June 11, 1998, the Company filed an action in Franklin County Common Pleas Court against Brian Delphia d/b/a Delphia Consulting, Inc., a computer consulting firm, asserting claims for breach of contact relating to a software development project. The computer consultant brought a counter-claim seeking payment of $166,500 for outstanding billings. Mr. Delphia filed a second counter-claim seeking $1,000,000 from the Company for malicious prosecution. The Company believes both counter-claims are without merit and believes it has strong defenses to the claims.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              Item 27 Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              No reports on form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BANCINSURANCE CORPORATION
                                            -------------------------
                                                    (Company)





Date:     May 5, 1999                    By:                  Si Sokol
     ---------------------                  --------------------------------------------
                                                              Si Sokol
                                            President and Chairman of Board of Directors
                                                    (Principal Executive Officer)




Date:    May 5, 1999                     By:                  Sally Cress
     ---------------------                  ---------------------------------------------
                                                              Sally Cress
                                                       Treasurer and Secretary
                                             (Principal Financial and Accounting Officer)
