Form 10-Q
period 1999-06-30
BANCINSURANCE CORP
filed 1999-08-05
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      June 30, 1999               Commission File Number 0-8738
                 ----------------------------      -----------------------------


                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                                31-0790882
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)


  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number including area code               (614) 228-2800
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
                                                          YES  X   NO
                                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                                  Outstanding at June 30, 1999
-------------------------------                     ----------------------------
Common stock, without par value                                6,135,179

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                                                     Page No.
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of
          June 30, 1999 (unaudited) and December 31, 1998                                                3

    Consolidated Statements of Income for the three months and
          six months ended June 30, 1999 and 1998 (unaudited)                                            5


    Consolidated Statements of Comprehensive Income for the
          three months and six months ended June 30, 1999 and
          1998 (unaudited)                                                                               6


    Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998 (unaudited)                                            7


    Notes to Consolidated Financial Statements (unaudited)                                               8


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                  11

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                                                    18


PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                                                              18

  Item 2. Changes in Securities and Use of Proceeds                                               Not Applicable

  Item 3. Default Upon Senior Securities                                                          Not Applicable

  Item 4. Submission of Matters to a Vote of Security Holders                                            18

  Item 5. Other Information                                                                       Not Applicable

  Item 6. Exhibits and Reports on Form 8-K                                                               19

  Signatures                                                                                             20

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                                        BANCINSURANCE CORPORATION
                                            AND SUBSIDIARIES

                                       Consolidated Balance Sheets

                                                                            June 30,        December 31,
Assets                                                                       1999               1998
------                                                                    -----------       ------------
                                                                          (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,829,436 in 1999 and $4,841,414 in 1998)                       $ 4,780,314        $ 4,702,163

   Available for sale:
       Fixed maturities, at fair value (amortized cost
         $13,882,505 in 1999 and $10,763,962 in 1998)                      13,880,272         11,170,469

       Equity securities, at fair value (cost $4,269,812 in
        1999 and $3,434,573 in 1998)                                        4,915,923          4,024,800

     Short-term investments, at cost which approximates fair value          5,199,616          5,824,464

     Securities purchased under agreements to resell                        1,511,635          1,260,857
                                                                          -----------        -----------

                         Total investments                                 30,287,760         26,982,753
                                                                          -----------        -----------

Cash                                                                        3,745,440          4,582,168

Premiums receivable                                                         2,779,959          1,783,719

Accounts receivable, net of allowance for doubtful accounts                   360,633            286,242

Reinsurance receivable                                                         11,376              2,750

Prepaid reinsurance premiums                                                   51,657             28,400

Deferred policy acquisition costs                                             540,793            152,678

Loans to affiliates                                                           795,620            578,621

Note receivable                                                                  --                6,031

Furniture, fixtures and leasehold improvements, net                           283,590            171,764

Excess of investment over net assets of subsidiaries, net                     956,501            964,453

Prepaid federal income taxes                                                   67,145               --

Accrued investment income                                                     329,467            269,690

Other assets                                                                  330,666            139,398
                                                                          -----------        -----------
Total assets                                                              $40,540,607        $35,948,667
                                                                          ===========        ===========

                                                                     (Continued)

                                          BANCINSURANCE CORPORATION
                                               AND SUBSIDIARIES

                                    Consolidated Balance Sheets, Continued

                                                                               June 30,          December 31,
Liabilities and Shareholders' Equity                                            1999                 1998
------------------------------------                                         -----------         ------------
                                                                             (Unaudited)
Reserve for unpaid losses and loss adjustment expenses                       $ 3,907,944          $ 3,177,845
Unearned premiums                                                              2,710,175              718,795
Return premiums payable                                                          754,944               33,671
Contract funds on deposit                                                      3,085,676            2,917,868
Reinsurance premiums payable                                                       4,727                5,430
Note payable to bank                                                           4,000,000            4,250,000
Note payable                                                                      22,412               28,076
Taxes, licenses, and fees payable                                                129,814              373,679
Deferred federal income taxes                                                    144,495              290,846
Federal income taxes payable                                                        --                 44,191
Commissions payable                                                              464,330              438,175
Other                                                                            981,184            1,165,609
                                                                             -----------          -----------

              Total liabilities                                               16,205,701           13,444,185
                                                                             -----------          -----------

Commitments and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized
           100,000 shares; no shares issued or outstanding                          --                   --
       Class B Serial Preference shares without par value;
           authorized 98,646 shares; no shares issued or outstanding                --                   --
     Common stock without par value; authorized 20,000,000
       shares; 6,170,341 shares issued at June 30, 1999 and
       5,878,277 shares at December 31, 1998                                   1,794,141              315,567
     Additional paid-in capital                                                1,495,387            1,495,387
     Accumulated other comprehensive income                                      424,959              657,844
     Retained earnings                                                        20,720,933           20,136,198
                                                                             -----------          -----------
                                                                              24,435,420           22,604,996

     Less: Treasury stock, at cost (35,162 common shares at June
                 30, 1999 and December 31, 1998)                                (100,514)            (100,514)
                                                                             -----------          -----------

              Total shareholders' equity                                      24,334,906           22,504,482
                                                                             -----------          -----------


              Total liabilities and shareholders' equity                     $40,540,607          $35,948,667
                                                                             ===========          ===========

See accompanying notes to consolidated financial statements

                                           BANCINSURANCE CORPORATION
                                                AND SUBSIDIARIES

                                       Consolidated Statements of Income
                                                  (Unaudited)

                                            Three Months Ended                        Six Months Ended
                                                  June 30,                                June 30,
                                          1999                1998                1999                 1998
                                       ----------          ----------          -----------          -----------
Income:
  Premiums written                     $5,794,094          $4,626,795          $14,329,206          $10,677,967
  (Increase) decrease in
      unearned premiums                   809,391             764,813           (1,991,380)          (1,404,483)
                                       ----------          ----------          -----------          -----------
          Premiums earned               6,603,485           5,391,608           12,337,826            9,273,484
   Premiums ceded                         (28,618)            (26,123)             (58,781)             (41,518)
                                       ----------          ----------          -----------          -----------
   Net premiums earned                  6,574,867           5,365,485           12,279,045            9,231,966

   Investment income (net of
     expenses of $54,292 and
     $30,237, respectively)               361,468             349,679              695,753              693,655
   Net realized gain on
     investments                           36,599              48,061              113,444               50,993
   Claims administration fees             123,591             145,696              261,223              291,764
   Title and appraisal fees               639,277             491,878            1,161,660              969,705
   Management fees                        318,334             237,315              579,198              461,207
   Other income                            31,041              16,876               50,856               27,008
                                       ----------          ----------          -----------          -----------
          Total revenue                 8,085,177           6,654,990           15,141,179           11,726,298
                                       ----------          ----------          -----------          -----------

Losses and operating expenses:
   Losses and loss adjustment
     expenses                           3,591,085           3,521,126            7,313,701            5,943,154
   Commission expense                   1,025,940             590,041            1,878,641              984,981
   Other insurance operating
     expenses                             664,331             574,047            1,092,570              964,114
   General and administrative
     expenses                           1,085,291             577,621            1,847,513            1,414,547
   Interest expense                        41,840              82,996               82,697              156,968
                                       ----------          ----------          -----------          -----------
          Total expenses                6,408,487           5,345,831           12,215,122            9,463,764
                                       ----------          ----------          -----------          -----------
          Income before federal
             income taxes               1,676,690           1,309,159            2,926,057            2,262,534

Federal income tax expense                493,692             378,191              862,284              624,065
                                       ----------          ----------          -----------          -----------

          Net income                   $1,182,998          $  930,968          $ 2,063,773          $ 1,638,469
                                       ==========          ==========          ===========          ===========



Net income per common share            $      .19          $      .15          $       .33          $       .26
                                       ==========          ==========          ===========          ===========
Net income per common share,
   assuming dilution                   $      .19          $      .15          $       .33          $       .26
                                       ==========          ==========          ===========          ===========

See accompanying notes to consolidated financial statements.

                                            BANCINSURANCE CORPORATION
                                                AND SUBSIDIARIES


                                 Consolidated Statements of Comprehensive Income
                                                   (Unaudited)

                                                   Three Months Ended                    Six Months Ended
                                                         June 30,                            June 30,
                                                  1999              1998              1999               1998
                                               ----------         --------         ----------         ----------
Net income                                     $1,182,998         $930,968         $2,063,773         $1,638,469


Other comprehensive income:
      Unrealized holding losses arising
      during period, net of income tax
      benefit                                     (89,519)         (79,045)          (232,886)           (58,781)
                                               ----------         --------         ----------         ----------

Comprehensive income                           $1,093,479         $851,923         $1,830,887         $1,579,688
                                               ==========         ========         ==========         ==========

See accompanying notes to consolidated financial statements.

                                                BANCINSURANCE CORPORATION
                                                    AND SUBSIDIARIES

                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                                 Six Months Ended
                                                                                                      June 30,

                                                                                            1999                 1998
                                                                                         -----------         -----------
Cash flows from operating activities:
Net income                                                                               $ 2,063,773         $ 1,638,469
Adjustments to reconcile net income to net cash provided by operating activities:
   Net realized gain on investments                                                         (113,444)            (50,993)
   Net realized loss on disposal of equipment                                                    437                --
   Depreciation and amortization                                                              95,153              77,603
   Deferred federal income tax benefit                                                       (26,380)            (10,504)
   Increase in deferred policy acquisition costs, net                                       (996,240)           (835,568)
   Increase in prepaid commissions                                                          (388,115)           (280,088)
   Increase in other assets                                                                 (635,432)            (34,841)
   Increase in reserve for unpaid losses and loss adjustment expenses                        730,099             529,238
   Increase in unearned premiums                                                           1,991,380           1,404,483
   Increase (decrease) in contract funds on deposit                                          167,808            (336,162)
   Increase (decrease) in federal income taxes payable                                       (44,191)            154,569
   Increase (decrease) in commissions payable                                                 26,155            (225,802)
   Increase (decrease) in other liabilities                                                  286,616            (120,375)
                                                                                         -----------         -----------
      Net cash provided by operating activities                                            3,157,619           1,910,029
                                                                                         -----------         -----------

Cash flows from investing activities:
Proceeds from held to maturity: fixed maturities due to redemption or maturity               115,000             340,000
Proceeds from available for sale: fixed maturities sold, redeemed and matured              2,259,646             770,000
Proceeds from available for sale: equity securities sold                                   1,943,885           1,113,486
Cost of investments purchased:
   Held to maturity: fixed maturities                                                       (200,000)           (411,469)
   Available for sale: fixed maturities                                                   (5,378,331)               --
   Equity securities                                                                      (2,692,375)         (1,886,447)
Net (increase) decrease in short-term investments                                            624,848            (193,750)
Net increase in securities purchased under agreements to resell                             (250,778)           (283,505)
Purchase of furniture, fixtures and leasehold improvements                                  (165,878)            (96,393)
Proceeds from disposal of equipment                                                              100                --
                                                                                         -----------         -----------
      Net cash used in investing activities                                               (3,743,883)           (648,078)
                                                                                         -----------         -----------

Cash flows from financing activities:
   Proceeds from note payable to bank                                                      4,000,000           3,950,000
   Repayments of note payable to bank                                                     (4,250,000)         (3,950,000)
   Dividends paid                                                                               (464)               --
                                                                                         -----------         -----------
      Net cash used in financing activities                                                 (250,464)               --
                                                                                         -----------         -----------

Net increase (decrease) in cash                                                             (836,728)          1,261,951
                                                                                         -----------         -----------
Cash at December 31                                                                        4,582,168           1,146,317
                                                                                         -----------         -----------
Cash at June 30                                                                          $ 3,745,440         $ 2,408,268
                                                                                         ===========         ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
      Interest                                                                           $    82,697         $   156,968
                                                                                         ===========         ===========
      Income taxes                                                                       $ 1,000,000         $   480,000
                                                                                         ===========         ===========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statements of Income for the six months ended June 30, 1999 and 1998, and the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at June 30, 1999 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results of operations for the full year.

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

4. Supplemental Disclosure For Earnings Per Share

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                             June 30,

                                                          1999              1998              1999              1998
                                                       ----------        ----------        ----------        ----------
 Net income                                            $1,182,998        $  930,968        $2,063,773        $1,638,469
                                                       ----------        ----------        ----------        ----------
 Income available to common stockholders,
   assuming dilution                                   $1,182,998        $  930,968        $2,063,773        $1,638,469
                                                       ----------        ----------        ----------        ----------

 Weighted average common shares outstanding             6,135,179         6,135,179         6,135,179         6,135,179
Adjustments for dilutive securities:
    Dilutive effect of outstanding options                 82,744           101,429            87,140           101,429
                                                       ----------        ----------        ----------        ----------
 Diluted common shares                                  6,217,923         6,236,608         6,222,319        6 ,236,608
                                                       ==========        ==========        ==========        ==========

 Net income per common share                           $      .19        $      .15        $      .33        $      .26
 Net income per common share, assuming dilution        $      .19        $      .15        $      .33        $      .26

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)


On May 5, 1999, the Company declared a 5% common stock dividend to shareholders of record on May 25, 1999. Accordingly, all common stock share data have been adjusted to include the effect of the stock dividend.

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

                                                                                  JUNE 30, 1999
                                                 -----------------------------------------------------------------------------
                                                                                  WORKERS
                                                 PROPERTY/CASUALTY   TITLE      COMPENSATION         ALL          CONSOLIDATED
                                                     INSURANCE       AGENCY    ADMINISTRATION       OTHER            TOTALS
                                                 -----------------------------------------------------------------------------
       Revenues from external customers.....       $13,070,834     $1,161,460      $261,223       $      609      $14,494,126
       Intersegment revenues................             4,740          --             --              5,220            9,960
       Interest revenue.....................           645,538          --             --             11,475          657,013
       Interest expense.....................             2,300          1,402            29           78,966           82,697
       Depreciation and amortization........            33,685         30,657         2,356           28,455           95,153
       Segment profit (loss)................         3,426,340         28,225       (38,793)        (479,755)       2,936,017
       Income tax expense (benefit).........         1,030,420         11,028          --           (179,164)         862,284
       Segment assets.......................       $37,475,794     $  924,405      $189,983       $3,483,838      $42,074,020

                                                                                  JUNE 30, 1998
                                                 -----------------------------------------------------------------------------
                                                                                  WORKERS
                                                 PROPERTY/CASUALTY   TITLE      COMPENSATION         ALL          CONSOLIDATED
                                                     INSURANCE       AGENCY    ADMINISTRATION       OTHER            TOTALS
                                                 -----------------------------------------------------------------------------
       Revenues from external customers.....       $ 9,783,910     $  982,415      $291,765       $      756      $11,058,846
       Intersegment revenues................             4,740           --            --              5,220            9,960
       Interest revenue.....................           668,552           --            --              8,860          677,412
       Interest expense.....................               485           --             129          156,354          156,968
       Depreciation and amortization........            28,493         16,265         1,926           30,919           77,603
       Segment profit (loss)................         2,575,487        (34,918)        9,536         (277,611)       2,272,494
       Income tax expense (benefit)......              729,357           --           3,376         (108,668)         624,065
       Segment assets.......................       $33,355,348     $  528,216      $ 47,332       $2,765,849      $36,696,745

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)

                                                                   ---------------------------
                                                                     JUNE 30         JUNE 30
                                                                       1999            1998
                                                                   ---------------------------
     REVENUES
     --------

     Total revenues for reportable segments..................      $14,494,126     $11,058,846
     Interest revenue........................................          657,013         677,412
     Elimination of intersegment revenues....................           (9,960)         (9,960)
                                                                   -----------     -----------
     Total consolidated revenues.............................      $15,141,179     $11,726,298
                                                                   ===========     ===========

     PROFIT
     ------

     Total profit for reportable segments....................      $ 3,415,772     $ 2,550,105
     Other loss .............................................         (479,755)       (277,611)
     Elimination of intersegment profits.....................           (9,960)         (9,960)
                                                                   -----------     -----------
     Income before income taxes..............................      $ 2,926,057     $ 2,262,534
                                                                   ===========     ===========

     ASSETS
     ------

     Total assets for reportable segments....................      $38,590,182     $33,930,896
     Other assets............................................        3,483,838       2,765,849
     Elimination of intersegment receivables.................       (1,533,413)       (748,078)
                                                                   -----------     -----------
     Consolidated assets.....................................      $40,540,607     $35,948,667
                                                                   ===========     ===========

6. Subsequent Events. On July 19, 1999, the Company entered into an Agreement and Plan of Merger with Westford Group, Inc., an Ohio corporation ("Westford"), and Bancinsurance Acquisitions, Inc., an Ohio corporation and a wholly-owned subsidiary of the Company ("Acquisitions"), whereby Westford will be merged with and into Acquisitions, with Acquisitions being the surviving entity as a wholly-owned subsidiary of the Company under the name Westford Group, Inc. (the "Merger"). If the Merger is consummated the Company will pay the Westford shareholders cash in the amount of $.70 per share for each share of Westford common stock, without par value. The total amount of the merger consideration payable by the Company is anticipated to be $958,094 (the "Merger Consideration"). The Company anticipates paying the Merger Consideration from existing cash reserves.

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

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                    --------------------------------
                                                        Period to Period Increase
                                                        Six Months Ended June 30,
                                                    --------------------------------
                                                                1998-99
                                                    --------------------------------
                                                       Amount               % Change
                                                    ----------              --------
      Premiums written                              $3,651,239                34.2%
      Net premiums earned                            3,047,079                33.0%
      Net investment income                             64,549                 8.7%
      Total revenue                                  3,414,881                29.1%
      Loss and loss adjustment expense,
       net of reinsurance recoveries                 1,370,547                23.1%
      Operating expense                              1,455,082                43.3%
      Interest expense                                 (74,271)               (47.3)%
      Operating income                                 663,523                29.3%
      Net income                                    $  425,304                26.0%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company ("Ohio Indemnity), a consolidated subsidiary, on both a statutory and GAAP basis for the six months ended June 30:

                                                 1999            1998
                                                ----------------------
    Statutory:
      Loss ratio                                 59.6%           64.4%
      Expense ratio                              22.2%           22.0%
                                                 ----            ----
      Combined ratio                             81.8%           86.4%
                                                 ====            ====
    GAAP:
      Loss ratio                                 59.6%           64.4%
      Expense ratio                              19.8%           18.7%
                                                 ----            ----
      Combined ratio                             79.4%           83.1%
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

RESULTS OF OPERATIONS

JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998
------------------------------------------

Premiums Written; Net Premiums Earned. Premiums written for the six months increased 34.2% from $10,677,967 at June 30, 1998 to $14,329,206 at June 30,
1999, and net premiums earned increased 33.0% from $9,231,966 at June 30, 1998 to $12,279,045 at June 30, 1999. Premiums written increased 25.2% from $4,626,795 during the three months ended June 30, 1998 to $5,794,094 during the three months ended June 30, 1999, while net premiums earned increased 22.5% from $5,365,485 to $6,574,867 during the same period, respectively. Premiums increased due to a strong performance in the Company's expanding core product lines of business.

Premiums written for Ultimate Loss Insurance increased 42.2% from $7,033,780 in the first six months of 1998 to $10,003,606 in the first six months of 1999. Net premiums earned from Ultimate Loss Insurance increased 38.1% from $7,149,722 in the first six months of 1998 to $9,872,611 in the first six months of 1999. Premiums written for Ultimate Loss Insurance increased 28.3% from $4,331,814 in the second quarter of 1998 to $5,559,226 in the second quarter of 1999. Net premiums earned for Ultimate Loss Insurance increased 25.9% from $4,357,195 in the second quarter of 1998 to $5,485,665 in the second quarter of 1999. The increase in premiums written and premiums earned was primarily attributable to five new major financial institution customers for Ultimate Loss Insurance added after the second quarter of 1998. In addition, a creditor-placed mortgage protection and collateral protection program recorded in the aggregate $64,379 and $390,752 of premiums written and $178,520 and $277,620 of premiums earned during the six months ended June 30, 1998 and 1999, respectively.

Premiums written for the Bonded Service program increased 26.7% from $3,376,249 in the first six months of 1998 to $4,278,605 in the first six months of 1999, while net premiums earned from the Bonded Service program increased 21.8% from $1,941,193 in the first six months of 1998 to $2,365,166 in the first six months of 1999 due to increases in premium rates. The increases in premiums written and net premiums earned on the Bonded Service program were primarily attributable to increases in employee enrollment among existing trust members resulting in higher service fees. Premiums written for the Bonded Service program decreased 6.9% from $232,082 in the second quarter of 1998 to $216,007 in the second quarter of 1999 due to fluctuations in the timing of billing issuances by the Company's third party administrator, while net premiums earned increased 20.8% from $937,182 in the second quarter of 1998 to $1,132,007 in the second quarter of 1999 due to increases in enrollment among existing trust members.

    Net Investment Income. Net investment income increased 8.7% from $744,648 in the first six months of 1998 to $809,197 in the first six months of 1999 and net investment income remained relatively constant from $397,740 in the second quarter of 1998 to $398,067 in the second quarter of 1999. Net realized gains on investments increased $62,451 from $50,993 in the first six months of 1998 to $113,444 in the first six months of 1999 and decreased $11,462 from $48,061 in the second quarter of 1998 to $36,599 in the second quarter of 1999 due to changes in investment mix resulting from the application of the Company's investment strategy in the current market environment. In 1999, the Company intends to seek growth in investment income by increasing the average size of the investment portfolio. As new funds become available, they will be invested in accordance with the Company's strategy of emphasizing after tax return, which predominantly includes municipal tax-free securities. The Company strives to maintain a high quality investment portfolio.

Claims Administration Fees. Claims administration fees generated by BCIS Services, Inc. ("BCIS Services"), a consolidated subsidiary, accounted for $291,764 of the revenues for the first six months of 1998 and $261,223 in the first six months of 1999 and decreased from $145,696 in the second quarter of 1998 to $123,591 in the second quarter of 1999. This decrease of 10.5% and 15.2%, respectively, was primarily attributable to a decline in claims processing and servicing responsibilities in 1999.

Title and Appraisal Fees. Title services and appraisal fees generated by Custom Title Services, Inc. ("Custom Title"), a consolidated subsidiary, accounted for $969,705 of the revenues for the first six months of 1998 versus $1,161,660 for the first six months of 1999 and $491,878 for the three months ended June 30, 1998 versus $639,277 for the three months ended June 30, 1999. This increase of 19.8% and 30.0%, respectively, was primarily attributable to an increase in the loan-closing segment of the business.

Management Fees. Management fees were $579,198 for the six months ended June 30, 1999 and $318,334 for the three months ended June 30, 1999. Management fees were $461,207 for the six months ended June 30, 1998 and $237,315 for the three months ended June 30, 1998. This increase of 25.6% and 34.1%, respectively, was attributable to recognition of favorable results from a closed year of operations of the Bonded Service program. The Company expects management fees to vary from year to year depending on claims experience in the Bonded Service program.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $5,943,154, or 64.4% of net premiums earned during the first six months of 1998 versus $7,313,701, or 59.6% of net premiums earned during the first six months of 1999. Losses and loss adjustment expenses totaled $3,591,085 or 54.6% of net premiums earned during the second quarter of 1999 versus $3,521,126, or 65.6% of net premiums earned during the second quarter of 1998. The decrease in losses and loss adjustment expenses, as a percentage of net premiums earned, were reflective of continued favorable loss experience in the Company's core lines and favorable development on prior year reserves.

The absolute increase in losses and loss adjustment expenses was attributable to initial claims from the Ultimate Loss Insurance business which increased 24.2% from $5,579,251 during the six months ended June 30, 1998 to $6,933,495 during the six months ended June 30, 1999 and totaled $3,429,813 during the second quarter of 1998 compared with $3,526,619 during the second quarter of 1999. Loss and loss adjustment expenses for Ultimate Loss Insurance business increased primarily due to the addition of financial institution customers. Losses and loss adjusting expenses for the Bonded Service program marginally decreased from $102,842 in the first six months of 1998 to $102,639 in the first six months of 1999 and decreased from $11,118 for the second quarter of 1998 compared with $(83,216) for the second quarter of 1999 due to redundancy development on prior year reserves.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 43.3% from $3,363,642 for the first six months of 1998 to $4,818,724 in the first six months of 1999 and increased from $1,744,709 for the second quarter of 1998 compared with $2,775,562 during the second quarter of 1999. Commission expense increased 90.7% from $948,981 in the first six months of 1998 to $1,878,641 in the first six months of 1999 and increased from $590,041 to $1,025,940 in the second quarter, primarily due to both higher direct and contingent commissions associated with the increase in premiums written in the Ultimate Loss Insurance and Bonded Service programs. Other insurance operating expenses increased 13.3% from $964,114 in the first six months of 1998 to $1,092,570 in the first six months of 1999 and increased 15.1% from $577,047 to $664,331 during the three months ended June 30, 1998 and 1999, respectively, primarily due to increases in allocable salaries and related benefits, legal, consulting and appraisal, travel and office supplies. General and administrative expenses increased 30.6% from $1,414,547 in the first six months of 1998 to $1,847,513 in the first six months of 1999 and increased 87.9% from $577,621 to $1,085,291 in the second quarter of 1998 versus 1999, respectively, primarily due to increases in salaries, dues and subscriptions, outside computer services and legal. BCIS Services operating expenses increased 6.3% from $282,183 in the first six months of 1998 compared with $300,016 during the first six months of 1999 and increased 3.4% from $142,722 during the second quarter of 1998 to $147,506 during the second quarter of 1999. Custom Title's operating expenses increased 11.4% from $1,017,333 in the first six months of 1998 compared with $1,133,235 in the first six months of 1999 and increased 9.7% from $534,218 during the second quarter of 1998 to $585,825 during the second quarter of 1999, principally due to increases in subcontract search and filing fees and depreciation and amortization.

Interest Expense. Interest expense decreased 47.3% from $156,968 in the first six months of 1998 to $82,697 in the first six months of 1999 and decreased 49.6% from $82,996 for the three months ended June 30, 1998 versus $41,840 for the three months ended June 30, 1999 due to lower borrowing levels on the Company's revolving credit line.

Federal Income Taxes. The difference between federal income taxes, $624,065 in the first six months of 1998 and $862,284 in the first six months of 1999 and $378,191 to $493,692 in the second quarter, respectively, resulted from higher pre-tax income and lower permanent tax differences resulting in a higher effective tax rate.

Statutory Combined Ratios. The change in the statutory combined ratio from 86.4% at June 30, 1998 to 81.8% June 30, 1999 were reflective of significant premium growth in core business lines, continued favorable loss experience, favorable development on prior year reserves related to the bonded service program and management's emphasis on expense control.

DISCONTINUED PRODUCTS

In November 1998, one of the Company's significant Ultimate Loss Insurance program customers closed their auto finance division as part of an overall strategy to focus on more profitable areas of lending. This customer represented 30.0% and 35.8% of the Company's premiums written and 34.3% and 31.0% of the Company's premiums earned during the six months ended June 30, 1998 and three months ended June 30, 1998, respectively.

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

Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equaled $3,157,619 and $1,910,029 for the six months ended June 30, 1999 and 1998, respectively. Net cash used in financing activities was $250,464 for the six months ended June 30, 1999. Net cash used in investing activities of the Company was $3,743,883 and $648,078 for the six months ended June 30, 1999 and 1998, respectively.

BCIS Services derives its funds principally from claims administration fees and Custom Title Services, Inc. derives its funds principally from title and appraisal fees which are sufficient to meet their respective operating obligations. Although it is impossible to estimate accurately the future cash flows from the operations of Custom Title's business, management believes the Company's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity.

The Company's balance sheet liquidity remains favorable as evidenced by invested assets that significantly exceed liabilities. The liquidity position has been enhanced by increased premiums, positive underwriting, favorable loss experience and investment income.

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

The Company's investments at June 30, 1999 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at June 30, 1999 amounted to $10,456,691 or 30.7% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold these securities to their maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. The Company earned net investment income of $809,197 and $744,648 for the six months ended June 30, 1999 and 1998, respectively.

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

The Company's total shareholders' equity increased $3,675,417 to $24,334,906 at June 30, 1999 from $20,659,489 at June 30, 1998 representing a 17.8% increase over the one-year period. Driven by profitable operating earnings, the increase in total shareholders' equity has strengthened the Company's capital position to support future business growth.

All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $226,250 and $396,000 at June 30, 1999 and December 31, 1998, respectively.

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

The carrying value of the Company's investment portfolio as of June 30, 1999 was $30,287,760, 62% of which is invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. The Company's exposure to equity risk is not significant. The Company has no foreign exchange risk or direct commodity risk.

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

Costs to Address the Company's Year 2000 Issues. Since the inception of the project, the Company has incurred external costs of approximately $51,000. Current estimates project a total expense for the project of $150,000. There has not been a material adverse impact on the Company's operations or financial condition as a result of projects being deferred due to resource constraints caused by the Year 2000 project.

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

Risks of the Company's Year 2000 Issues. Although the Company expects its critical systems to be compliant by third quarter 1999 end, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonable possible worst case scenario might include one or more of the Company's significant policyholder systems being non-compliant, but no loss of current data is anticipated. Such an event will not result in a material disruption to the Company's operations. Specifically, if a third party system is not Year 2000 compliant, the Company could experience an interruption to manage its invested assets and it's operating cash accounts. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

TRENDS

Management does not know of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or results of operations.

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

FORWARD-LOOKING INFORMATION

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations Disclosure About Market Risk".


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

On June 11, 1998, the Company filed an action in Franklin County Common Pleas Court against Brian Delphia d/b/a Delphia Consulting, Inc., a computer consulting firm, asserting claims for breach of contract relating to a software development project. The computer consultant brought a counter-claim seeking payment of $166,500 for outstanding billings. Mr. Delphia filed a second counter-claim seeking $1,000,000 from the Company for malicious prosecution. A settlement agreement and release was signed by both parties to the litigation May 21, 1999 in which the Company dismissed its claims against Delphia Consulting, Inc. and Brian Delphia and Delphia and Delphia Consulting, Inc. dismissed their claims against the Company. Concurrent with the execution of the settlement, Delphia Consulting, Inc. provided the Company the completed components of, and work in process on, the developed software and the Company paid Delphia Consulting, Inc. a nominal sum.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Company held its Annual Meeting of Shareholders on June 1, 1999 for the purpose of electing six directors to serve one year terms expiring in 2000.

The number of votes cast for or against each candidate is as follows:

                                           VOTES FOR      VOTES WITHHELD
                                           ---------      --------------
          John S. Sokol                    5,287,974           13,360
          Si Sokol                         5,287,644           13,690
          James R. Davis                   5,288,644           12,690
          Daniel D. Harkins                5,288,644           12,690
          Milton O. Lustnauer              5,288,644           12,690
          Saul Sokol                       5,288,244           13,090

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

           (a)   Exhibits
                 --------

                 Item 27 Financial Data Schedule

           (b)   Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BANCINSURANCE CORPORATION
                                             -------------------------
                                                     (Company)

Date:   August 5, 1999           By:                John Sokol
     --------------------           --------------------------------------------
                                                    John Sokol
                                                    President
                                           (Principal Executive Officer)


Date:   August 5, 1999           By:               Sally Cress
     --------------------           --------------------------------------------
                                                   Sally Cress
                                              Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)