Form 10-Q
period 1999-09-30
BANCINSURANCE CORP
filed 1999-11-04
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1999        Commission File Number 0-8738
                 ----------------------      ---------------------------------


                            BANCINSURANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                           31-0790882
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                           Identification No.)


      20 East Broad Street, Columbus, Ohio                       43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number including area code             (614) 228-2800
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
                                                           YES   X       NO
                                                               ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                             Outstanding at September 30, 1999
-------------------------------              ---------------------------------
Common stock, without par value                            6,095,129

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                                                 Page No.
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of
         September 30, 1999 (unaudited) and December 31, 1998                                        3

    Consolidated Statements of Income for the three months and
         nine months ended September 30, 1999 and 1998 (unaudited)                                   5


    Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 1999 and
         1998 (unaudited)                                                                            6


    Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1999 and 1998 (unaudited)                                   7


    Notes to Consolidated Financial Statements (unaudited)                                           8


  Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                               11

  Item 3. Quantitative and Qualitative Disclosures About
         Market Risk                                                                                 18


PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings                                                                    Not Applicable

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

                         PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                     September 30,         December 31,
Assets                                                                                   1999                   1998
------                                                                               ------------          -----------
                                                                                     (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value $4,660,619 in 1999 and
         $4,841,414 in 1998)                                                           $ 4,626,951          $ 4,702,163

     Available for sale:
       Fixed maturities, at fair value (amortized cost  $14,824,396 in 1999
         and $10,763,962 in 1998)                                                       14,619,468           11,170,469

       Equity securities, at fair value (cost $4,008,084 in 1999 and
        $3,434,573 in 1998)                                                              4,380,619            4,024,800

     Short-term investments, at cost which approximates fair value                       5,606,123            5,824,464

     Securities purchased under agreements to resell                                     1,739,646            1,260,857
                                                                                       -----------          -----------

                        Total investments                                               30,972,807           26,982,753
                                                                                       -----------          -----------

Cash                                                                                     3,427,869            4,582,168
Premiums receivable                                                                      2,336,867            1,783,719
Accounts receivable, net of allowance for doubtful accounts                                430,837              286,242
Reinsurance receivable                                                                       2,250                2,750
Reinsurance recoverable on paid losses                                                      13,283                  -
Prepaid reinsurance premiums                                                                48,659               28,400
Deferred policy acquisition costs                                                          368,685              152,678
Loans to affiliates                                                                        814,420              578,621
Note receivable                                                                                -                  6,031
Land and building, net                                                                      39,358                  -
Furniture, fixtures and leasehold improvements, net                                        298,597              171,764
Excess of investment over net assets of  subsidiaries, net                               2,960,798              964,453
Prepaid federal income taxes                                                               154,742                  -
Accrued investment income                                                                  419,934              269,690
Other assets                                                                               347,529              139,398
                                                                                       -----------          -----------
                        Total assets                                                   $42,636,635          $35,948,667
                                                                                       ===========          ===========

                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued


                                                                                       September 30,           December 31,
Liabilities and Shareholders' Equity                                                      1999                    1998
------------------------------------                                                   ------------           ------------
                                                                                        (Unaudited)

Reserve for unpaid losses and loss adjustment
     expenses                                                                          $  5,446,959           $  3,177,845
Unearned premiums                                                                         1,984,703                718,795
Return premiums payable                                                                      87,041                 33,671
Contract funds on deposit                                                                 2,590,454              2,917,868
Reinsurance premiums payable                                                                  1,960                  5,430
Note payable to bank                                                                      5,200,000              4,250,000
Note payable                                                                                 19,510                 28,076
Acquisition liability                                                                       611,617                    -
Taxes, licenses, and fees payable                                                           162,033                373,679
Deferred federal income taxes                                                               106,371                290,846
Federal income taxes payable                                                                    -                   44,191
Commissions payable                                                                         529,550                438,175
Other                                                                                     1,072,686              1,165,609
                                                                                       ------------           ------------

              Total liabilities                                                          17,812,884             13,444,185
                                                                                       ------------           ------------

Commitments and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized 100,000
          shares; no shares issued or outstanding                                               -                      -

       Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or
          outstanding                                                                           -                      -
     Common stock without par value; authorized 20,000,000
       shares; 6,170,341 shares issued at September 30, 1999 and
       5,878,277 shares at December 31, 1998                                              1,794,141                315,567
     Additional paid-in capital                                                           1,495,387              1,495,387
     Accumulated other comprehensive income                                                 110,621                657,844
     Retained earnings                                                                   21,755,876             20,136,198
                                                                                       ------------           ------------
                                                                                         25,156,025             22,604,996

     Less: Treasury stock, at cost (75,212 common shares
                 at September 30, 1999 and 35,162 at
                 December  31, 1998)                                                       (332,274)              (100,514)
                                                                                       ------------           ------------

              Total shareholders' equity                                                 24,823,751             22,504,482
                                                                                       ------------           ------------


              Total liabilities and shareholders' equity                               $ 42,636,635           $ 35,948,667
                                                                                       ============           ============

See accompanying notes to consolidated financial statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)


                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                          1999               1998               1999              1998
                                                      ------------       ------------       ------------       ------------

Income:
   Premiums written                                   $  6,388,893       $  4,025,837       $ 20,718,099       $ 14,703,804
   (Increase) decrease in unearned premiums                725,471            675,344         (1,265,909)          (729,139)
                                                      ------------       ------------       ------------       ------------
         Premiums earned                                 7,114,364          4,701,181         19,452,190         13,974,665
   Premiums ceded                                          (18,249)           (15,964)           (77,030)           (57,482)
                                                      ------------       ------------       ------------       ------------
         Net premiums earned                             7,096,115          4,685,217         19,375,160         13,917,183

   Investment income (net of expenses of $77,742
      and $45,378, respectively)                           384,522            346,801          1,080,275          1,040,456
   Net realized gain (loss) on investments                  49,650             (1,025)           163,094             49,968
   Claims administration fees                              154,292            152,046            415,515            443,810
   Title and appraisal fees                                690,318            488,991          1,851,978          1,458,696
   Management fees                                         285,504            668,978            864,702          1,130,185
   Commission fees                                          50,054                -               50,054                -
   Other income                                             20,529              3,888             71,385             30,896
                                                      ------------       ------------       ------------       ------------
         Total revenue                                   8,730,984          6,344,896         23,872,163         18,071,194
                                                      ------------       ------------       ------------       ------------

Losses and operating expenses:
   Losses and loss adjustment expenses                   4,705,565          2,825,170         12,019,266          8,768,324
   Commission expense                                    1,054,455            657,526          2,933,096          1,642,507
   Other insurance operating expenses                      619,139            458,445          1,711,709          1,422,559
   General and administrative expenses                     864,355          1,244,681          2,711,868          2,659,228
   Interest expense                                         37,210             64,827            119,907            221,795
                                                      ------------       ------------       ------------       ------------
         Total expenses                                  7,280,724          5,250,649         19,495,846         14,714,413
                                                      ------------       ------------       ------------       ------------

Income before federal income taxes                       1,450,260          1,094,247          4,376,317          3,356,781
Federal income tax expense                                 415,317            310,083          1,277,601            934,148
                                                      ------------       ------------       ------------       ------------

         Net income                                   $  1,034,943       $    784,164       $  3,098,716       $  2,422,633
                                                      ============       ============       ============       ============

Net income per common share                           $        .17       $        .13       $        .50       $        .39
                                                      ============       ============       ============       ============
Net income per common share,
   assuming dilution                                  $        .17       $        .13       $        .50       $        .39
                                                      ============       ============       ============       ============






See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                   1999              1998              1999              1998
                                               -----------       -----------       -----------       -----------

Net income                                     $ 1,034,943       $   784,164       $ 3,098,716       $ 2,422,633

Other comprehensive income, net of tax:
      Unrealized holding losses
      on securities arising during period         (314,337)          (78,674)         (547,223)         (137,455)
                                               -----------       -----------       -----------       -----------

Comprehensive income                           $   720,606       $   705,490       $ 2,551,493       $ 2,285,178
                                               ===========       ===========       ===========       ===========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                              1999              1998
                                                                                          -----------       -----------
Cash flows from operating activities:
   Net income                                                                             $ 3,098,716       $ 2,422,633
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized gain on investments                                                       (163,094)          (49,968)
      Net realized loss on disposal of equipment                                                  628            51,747
      Depreciation and amortization                                                           164,395           111,487
      Deferred federal income tax expense (benefit)                                            96,535           (14,095)
      Increase in premiums receivable                                                        (553,148)         (322,827)
      Increase in deferred policy acquisition costs, net                                     (216,007)         (145,518)
      Increase in other assets                                                               (920,522)         (108,638)
      Increase in reserve for unpaid losses and loss adjustment expenses                    2,269,114           433,856
      Increase in unearned premiums                                                         1,265,908           729,140
      Decrease in contract funds on deposit                                                  (327,414)         (567,350)
      Decrease in reinsurance premiums payable                                                 (3,470)          (21,219)
      Increase (decrease) in commissions payable                                               91,375          (183,796)
      Increase (decrease) in other liabilities                                               (324,758)          368,138
                                                                                          -----------       -----------
      Net cash provided by operating activities                                             4,478,258         2,703,590
                                                                                          -----------       -----------
Cash flows used in investing activities:
   Proceeds from held to maturity: fixed maturities due to redemption
      or maturity                                                                             215,000           340,000
   Proceeds from available for sale: fixed maturities sold, redeemed
      and matured                                                                           3,847,756         1,012,000
   Proceeds from available for sale equity securities sold                                  3,569,511         2,198,975
   Cost of investments purchased:
      Held to maturity: fixed maturities                                                     (200,000)         (411,469)
      Available for sale: fixed maturities                                                 (7,916,695)         (207,946)
      Equity securities                                                                    (3,889,755)       (2,935,211)
   Net (increase) decrease in short-term investments                                          218,350          (626,079)
   Net (increase) decrease securities purchased under agreements to resell                   (478,789)          399,904
   Purchase of furniture, fixtures and leasehold improvements                                (215,811)         (149,923)
   Proceeds from disposal of equipment                                                            100               225
   Cash used in purchase of subsidiary                                                     (1,500,000)              -
                                                                                          -----------       -----------
         Net cash used in investing activities                                             (6,350,333)         (379,524)
                                                                                          -----------       -----------
Cash flows from financing activities:
   Proceeds from note payable to bank                                                       7,200,000         5,950,000
   Repayments of note payable to bank                                                      (6,250,000)       (5,950,000)
   Dividends paid                                                                                (464)              -
   Acquisition of treasury stock                                                             (231,760)              -
                                                                                          -----------       -----------
         Net cash provided by financing activities                                            717,776               -
                                                                                          -----------       -----------
Net increase (decrease) in cash                                                            (1,154,299)        2,324,066
                                                                                          -----------       -----------
Cash at December 31                                                                         4,582,168         1,146,317
                                                                                          -----------       -----------
Cash at September 30                                                                      $ 3,427,869       $ 3,470,383
                                                                                          ===========       ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                               $   113,998       $   221,795
                                                                                          ===========       ===========
   Income taxes                                                                           $ 1,500,000       $   955,000
                                                                                          ===========       ===========
Supplemental schedule of noncash investing activities:
   Common stock received in debenture conversion                                          $    50,000               -
                                                                                          ===========       ===========

See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION

                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheets as of September 30, 1999, the Consolidated Statements of Income for the three and nine months ended September 30, 1999 and 1998, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 1999 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results of operations for the full year.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Ohio Insurance Department has adopted the Codification guidance, effective January 1, 2001. The Company has not estimated the potential effect of the Codification guidance adopted by the Department.

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

4. Supplemental Disclosure For Earnings Per Share

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,

                                                       1999            1998            1999            1998
                                                    ----------      ----------      ----------      ----------

Net income                                          $1,034,943      $  784,164      $3,098,716      $2,422,633
                                                    ----------      ----------      ----------      ----------
Income available to common stockholders,
  assuming dilution                                 $1,034,943      $  784,164      $3,098,716      $2,422,633
                                                    ----------      ----------      ----------      ----------

Weighted average common shares outstanding           6,129,291       6,135,179       6,133,195       6,135,179
Adjustments for dilutive securities:
   Dilutive effect of outstanding options               84,033          99,955          86,108          96,604
                                                    ----------      ----------      ----------      ----------
Diluted common shares                                6,213,324       6,235,134       6,219,303       6,231,783
                                                    ==========      ==========      ==========      ==========

Net income per common share                         $      .17      $      .13      $      .50      $      .39
Net income per common share, assuming dilution      $      .17      $      .13      $      .50      $      .39

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

The Company operates primarily in the property/casualty insurance industry. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.


                                                                   SEPTEMBER 30, 1999
                                  -------------------------------------------------------------------------------------------
                                                                       WORKERS
                                  PROPERTY/CASUALTY     TITLE       COMPENSATION     INSURANCE         ALL       CONSOLIDATED
                                      INSURANCE        AGENCY      ADMINISTRATION     AGENCY          OTHER         TOTALS
                                  -------------------------------------------------------------------------------------------
Revenues from external customers    $20,558,117    $ 1,851,778    $   415,515     $   209,115    $        70     $23,034,595
Intersegment revenues ..........          7,110            -              -           158,974          7,830         173,914
Interest revenue ...............        990,232            -              -               -           21,250       1,011,482
Interest expense ...............          3,915          1,928             29             -          114,035         119,907
Depreciation and amortization ..         46,699         47,614          3,528          17,518         49,036         164,395
Segment profit (loss) ..........      4,745,569         35,971        (24,194)        130,620       (337,735)      4,550,231
Income tax expense (benefit) ...      1,400,063         14,452            -            50,242       (187,156)      1,277,601
Segment assets .................     37,146,588        938,961        238,129       2,296,128      3,457,432      44,077,238

                                                                   SEPTEMBER 30, 1998
                                  -------------------------------------------------------------------------------------------
                                                                       WORKERS
                                  PROPERTY/CASUALTY     TITLE       COMPENSATION     INSURANCE         ALL       CONSOLIDATED
                                      INSURANCE        AGENCY      ADMINISTRATION     AGENCY          OTHER         TOTALS
                                  -------------------------------------------------------------------------------------------
Revenues from external customers    $15,149,362    $ 1,474,151    $   443,810          $  -      $     2,402     $17,069,725
Intersegment revenues ..........          7,110            -              -               -            7,830          14,940
Interest revenue ...............        998,691            -              -               -           17,718       1,016,409
Interest expense ...............            935            -              339             -          220,521         221,795
Depreciation and amortization ..         42,256         27,137          3,554             -           38,540         111,487
Segment profit (loss) ..........      4,305,698        (85,863)        17,959             -         (866,073)      3,371,721
Income tax expense (benefit) ...      1,254,489            -            6,653             -         (326,994)        934,148
Segment assets .................     33,342,576        606,328        207,571             -        2,875,603      37,032,078

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)




                                                                                  -------------------------------------

                                                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                                                          1999               1998

                                                                                  -------------------------------------
     REVENUES
     --------


     Total revenues for reportable segments .....................................     $ 23,034,595      $ 17,069,725
     Interest revenue ...........................................................        1,011,482         1,016,409
     Elimination of intersegment revenues .......................................         (173,914)          (14,940)
                                                                                      ------------      ------------
     Total consolidated revenues ................................................     $ 23,872,163      $ 18,017,194
                                                                                      ============      ============

     PROFIT
     ------

     Total profit for reportable segments .......................................     $  4,887,966      $  4,237,794
     Other loss .................................................................         (337,735)         (866,073)
     Elimination of intersegment profits ........................................         (173,914)          (14,940)
                                                                                      ------------      ------------
     Income before income taxes .................................................     $  4,376,317      $  3,356,781
                                                                                      ============      ============

     ASSETS
     ------

     Total assets for reportable segments .......................................     $ 40,619,806      $ 34,156,475
     Other assets ...............................................................        3,457,432         2,875,603
     Elimination of intersegment receivables ....................................       (1,440,603)       (1,083,411)
                                                                                      ------------      ------------
     Consolidated assets ........................................................     $ 42,636,635      $ 35,948,667
                                                                                      ============      ============


6. On August 25, 1999, the Company acquired the stock of Paul Boardway and Associates, Inc., ("Paul Boardway"). The Company purchased the wholly-owned subsidiary for $1,500,000 in cash; $300,000 of the Company's stock to be issued on the first anniversary of the closing date; and $331,159 of contingent acquisition liabilities. Paul Boardway is a property/casualty insurance agency serving lending institutions throughout the northeast United States. The acquisition has been accounted for a purchase and resulted in $2,025,149 of goodwill. The consolidated statements of income for the nine months ended September 30, 1999, included the operating results of the acquired business from August 25, 1999.

7. On August 16, 1999, the Board of Directors adopted a common share repurchase program. The program allows the Company to repurchase, from time to time, up to a total of 500,000 of its common shares. The program will expire on December 31, 2000. As of September 30, 1999, the Company repurchased 40,050 shares at an average price per share of $5.79 under this program. Repurchases have been and will continue to be funded by cash flows from operations.

8. On August 7, 1992, a $50,000 convertible debenture was issued to the Company by Westford Group, Inc., ("Westford"), an affiliate of the Company through a common officer and principal shareholder. On December 1, 1995, a resolution was adopted by Westford to renew the debenture. On August 30, 1999 the Company exercised their conversion for 345,000 shares of common stock of Westford.

9. Subsequent Events. On July 19, 1999, the Company entered into an Agreement and Plan of Merger with Westford, an Ohio corporation, and Bancinsurance Acquisitions, Inc., an Ohio corporation and a wholly-owned subsidiary of the Company ("Acquisitions"), whereby Westford will be merged with and into Acquisitions, with Acquisitions being the surviving entity as a wholly-owned subsidiary of the Company under the name Westford Group, Inc. (the "Merger"). If the Merger is consummated the Company will pay the Westford shareholders cash in the amount of $.70 per share for each share of Westford common stock, without par value. The total amount of the merger consideration payable by the Company is anticipated to be $958,094 (the "Merger Consideration"). The Company anticipates paying the Merger Consideration from existing cash reserves.

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

During 1993, BCIS Services, Inc. ("BCIS Services") was incorporated as a wholly-owned subsidiary of the Company. BCIS Services provides workers' compensation professional administration and cost control services to employers who self-insure this obligation. BCIS Services derives its revenues principally from claims administration fees. During 1997, Custom Title Services, Inc. (formerly known as Title Research Corporation) ("Custom Title") was incorporated in Ohio as a wholly-owned subsidiary of the Company. Custom Title is a title lien search and mortgage service company and derives its revenues principally from title and appraisal fees. On August 25, 1999, Paul Boardway and Associates, Inc. ("Paul Boardway") was acquired as a wholly-owned subsidiary of the Company. Paul Boardway is a property/casualty insurance agency serving lending institutions and derives its revenues principally from commission fees.

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                -------------------------------

                                                   Period to Period Increase
                                                Nine Months Ended September 30,

                                                -------------------------------
                                                            1998-99
                                                -------------------------------
                                                     Amount          % Change
                                                -------------     -------------
     Premiums written                             $ 6,014,295          40.9%
     Net premiums earned                            5,457,977          39.2%
     Net investment income                            152,945          14.0%
     Total revenue                                  5,800,969          32.1%
     Loss and loss adjustment expense,
      net of reinsurance recoveries                 3,250,942          37.1%
     Operating expense                              1,632,379          28.5%
     Interest expense                                (101,888)        (45.9)%
     Operating income                               1,019,536          30.4%
     Net income                                       676,083          27.9%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for the nine months ended September 30:


                                                     1999               1998
                                                   ---------------------------

     Statutory:
       Loss ratio                                    62.0%              63.0%
       Expense ratio                                 24.1%              22.5%
                                                   ------             ------
       Combined ratio                                86.1%              85.5%
                                                   ======             ======

     GAAP:
       Loss ratio                                    62.0%              63.0%
       Expense ratio                                 23.1%              20.9%
                                                   ------             ------
       Combined ratio                                85.1%              83.9%
                                                   ======             ======

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

RESULTS OF OPERATIONS

  SEPTEMBER 30, 1999 AS COMPARED TO SEPTEMBER 30, 1998

Premiums Written; Net Premiums Earned. Premiums written for the nine months increased 40.9% from $14,703,804 at September 30, 1998 to $20,718,099 at
September 30, 1999, and net premiums earned increased 39.2% from $13,917,183 at September 30, 1998 to $19,375,160 at September 30, 1999. Premiums written increased 58.7% from $4,025,837 during the three months ended September 30, 1998 to $6,388,893 during the three months ended September 30, 1999, while net premiums earned increased 51.5 % from $4,685,217 to $7,096,115 during the same period, respectively. Premiums increased due to a strong performance in the Company's expanding core product lines of business.

Premiums written for Ultimate Loss Insurance increased 53.1% from $10,507,500 in the first nine months of 1998 to $16,087,673 in the first nine months of 1999. Net premiums earned from Ultimate Loss Insurance increased 49.9% from $10,521,409 in the first nine months of 1998 to $15,766,967 in the first nine months of 1999. Premiums written for Ultimate Loss Insurance increased 75.1% from $3,473,720 in the third quarter of 1998 to $6,084,067 in the third quarter of 1999. Net premiums earned for Ultimate Loss Insurance increased 74.8% from $3,371,687 in the third quarter of 1998 to $5,894,356 in the third quarter of 1999. The increase in premiums written and premiums earned was primarily attributable to five new major financial institution customers for Ultimate Loss Insurance added after the second quarter of 1998. In addition, a new creditor-placed mortgage protection and collateral protection program recorded in the aggregate $258,579 and $578,564 of premiums written and $295,009 and $431,058 of premiums earned during the nine months ended September 30, 1998 and 1999, respectively.

Premiums written for the Bonded Service program increased 24.1% from $3,617,730 in the first nine months of 1998 to $4,491,284 in the first nine months of 1999, while net premiums earned from the Bonded Service program increased 21.1% from $2,890,348 in the first nine months of 1998 to $3,499,508 in the first nine months of 1999. The increases in net premiums written and net premiums earned on the Bonded Service program were primarily attributable to increases in employee enrollment among existing trust members resulting in higher service fees. Premiums written for the Bonded Service program decreased 11.9% from $241,481 in the third quarter of 1998 to $212,679 in the third quarter of 1999 due to fluctuations in the timing of billing issuances by the Company's third party administrator, while net premiums earned increased 19.5% from $949,155 in the third quarter of 1998 to $1,134,342 in the third quarter of 1999.

Net Investment Income. Net investment income increased 14.0% from $1,090,424 in the first nine months of 1998 to $1,243,369 in the first nine months of 1999 and net investment income increased 25.6% from $345,776 in the third quarter of 1998 to $434,172 in the third quarter of 1999. Net realized gains on investments increased $113,126 from $49,968 in the first nine months of 1998 to $163,094 in the first nine months of 1999 and increased $50,675 in the third quarter of 1998 compared to the third quarter of 1999 due to changes in investment mix resulting from the application of the Company's investment strategy in the current market environment. In 1999, the Company intends to seek growth in investment income by increasing the average size of the investment portfolio. As new funds become available, they will be invested in accordance with the Company's strategy of emphasizing after tax return, which predominantly includes municipal tax-free securities. The Company strives to maintain a high quality investment portfolio.

Claims Administration Fees. Claims administration fees generated by BCIS Services, a consolidated subsidiary, accounted for $443,810 of the revenues of the first nine months of 1998 and $415,515 in the first nine months in 1999, and increased from $152,046 in the third quarter of 1998 to $154,292 in the third quarter of 1999. The decrease of 6.4% during the nine months ended September 30, 1999 compared to 1998 was primarily attributable to a decline in claims processing and servicing responsibilities during the first six months of 1999. The marginal increase in the third quarter of 1999 compared with 1998 reflects the addition of claims administration customers.

Title and Appraisal Fees. Title and appraisal fees generated by Custom Title, a consolidated subsidiary, accounted for $1,458,696 of the revenues for the first nine months of 1998 versus $1,851,978 for the first nine months of 1999 and $488,991 for the three months ended September 30, 1998 versus $690,318 for the three months ended September 30, 1999. This increase of 27.0% and 41.2%, respectively, was primarily attributable to an increase in the loan-closing segment of the business.

Management Fees. Management fees were $864,702 for the nine months ended September 30, 1999 and $285,504 for the three months ended September 30, 1999. Management fees were $1,130,185 for the nine months ended September 30, 1998 and $668,978 for the three months ended September 30, 1998. This decrease of 23.5% and 57.3%, respectively, was attributable to recognition of less favorable results from a closed year of operations of the Bonded Service program. The Company expects management fees to vary from year to year depending on claims experience in the Bonded Service program.

Commission Fees. Net Commission fees generated by Paul Boardway, a consolidated subsidiary, accounted for $50,054 of the revenues for the three and nine months ended September 30, 1999. Paul Boardway was acquired by the Company during the third quarter of 1999.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $8,768,324, or 63.0% of net premiums earned during the first nine months of 1998 versus $12,019,266, or 62.0% of net premiums earned during the first nine months of 1999. Losses and loss adjustment expenses totaled $2,825,170, or 60.3% of net premiums earned during the third quarter of 1998 versus $4,705,565, or 66.3% of net premiums earned during the third quarter of 1999. The decrease in losses and loss adjustment expenses during the nine months ended September 30, 1999 compared with 1998, as a percentage of net premiums earned, were reflective of continued favorable loss experience in the Company's core lines and favorable development on prior year reserves.

The absolute increase in losses and loss adjustment expenses was attributable to initial claims from the Ultimate Loss Insurance business which increased 37.7% from $8,071,128 during the nine months ended September 30, 1998 to $11,116,223 during the nine months ended September 30, 1999 and increased 67.9% from $2,491,877 during the third quarter of 1998 compared with $4,182,728 the third quarter of 1999. Loss and loss adjustment expenses for Ultimate Loss Insurance business increased primarily due to the addition of financial institution customers. Losses and loss adjustment expenses for the Bonded Service program marginally decreased 1.3% from $217,978 in the first nine months of 1998 to $215,075 in the first nine months of 1999 and decreased 2.5% from $115,136 for the third quarter of 1998 compared with $112,436 during the third quarter of 1999 due to redundancy development on prior year reserves.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense, amortization of deferred policy acquisition costs and general and administrative expenses. Operating expense increased 28.5% from $5,724,294 for the first nine months of 1998 to $7,356,673 for the first nine months of 1999 and increased 7.5% from $2,360,652 for the third quarter of 1998 compared with $2,537,949 during the third quarter of 1999. Commission expense increased 78.6% from $1,642,507 in the first nine months of 1998 to $2,933,096 in the first nine months of 1999 and increased 60.4% from $657,526 to $1,054,455 in the third quarter, primarily due to both higher direct and contingent commissions associated with the increase in premiums written in the Ultimate Loss Insurance and Bonded Service programs. Other insurance operating expenses increased 20.3% from $1,422,559 in the first nine months of 1998 to $1,711,709 in the first nine months of 1999 and increased 35.1% from $458,445 to $619,139 during the three months ended September 30, 1998 and 1999, respectively, primarily due to increases in allocable salaries and related benefits, consulting and appraisal fees, office supplies and travel expense. General and administrative expenses increased 2.0% from $2,659,228 in the first nine months of 1998 to $2,711,868 in the first nine months of 1999 and decreased 30.6% from $1,244,681 to 864,355 in the third quarter of 1998 versus 1999, respectively, primarily due to decreases in legal, consulting and appraisal fees. BCIS Services operating expenses increased 3.3% from $425,851 during the third quarter of 1998 to $439,865 during the third quarter of 1999. Custom Title's operating expenses increased 16.3% from $1,560,014 during the nine months of 1998 compared with $1,813,870 in the first nine months of 1999 and increased 25.4% from $542,681 during the third quarter of 1998 to $680,635 during the third quarter of 1999, principally due to increases in subcontract search and closing fees, bad debt expense and depreciation.

Interest Expense. Interest expense decreased 45.9% from $221,795 in the first nine months of 1998 to $119,907 in the first nine months of 1999 and decreased 42.6% from $64,827 for the three months ended September 30, 1998 versus $37,210 for the three months ended September 30, 1999 due to lower borrowing levels on the Company's revolving credit line.

Federal Income Taxes. The difference between federal income taxes, $934,148 in the first nine months of 1998 to $1,277,601 in the first nine months of 1999 and $310,083 to $415,317 in the third quarter, respectively, resulted from higher pre-tax income and lower permanent tax differences resulting in a higher effective tax rate.

Statutory Combined Ratios. The change in the statutory combined ratio from 85.5% at September 30, 1998 to 86.1% at September 30, 1999 was an anticipated increase in the loss ratio due to management's continuing emphasis on larger accounts in the Ultimate Loss Insurance program.

DISCONTINUED PRODUCTS

In November 1998, one of the Company's significant Ultimate Loss Insurance program customers closed their auto finance division as part of an overall strategy to focus on more profitable areas of lending. This customer represented 26.7% and 19.8% of the Company's premiums written and 28.2% and 17.0% of the Company's premiums earned during the nine months ended September 30, 1998 and three months ended September 30, 1998, respectively.

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

Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from the Company. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equaled $4,478,258 and $2,703,590 for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities was $717,776 for the nine months ended September 30, 1999. Net cash used in investing activities of the Company was $6,350,333 and $379,524 for the nine months ended September 30, 1999 and 1998, respectively.

BCIS Services derives its funds principally from claims administration fees, Custom Title from title and appraisal fees and Paul Boardway from commission fees which are sufficient to meet their respective operating obligations. Although it is impossible to estimate accurately the future cash flows from the operations of these business segments, management believes the Company's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity.

The Company's balance sheet liquidity remains favorable as evidenced by invested assets that significantly exceed liabilities. The liquidity position has been enhanced by increased premiums, positive underwriting, favorable loss experience and investment income.

The Company maintains a level of cash and liquid short-term investments, which it believes, will be adequate to meet anticipated payment obligations without being required to liquidate intermediate-term and long-term investments through the next twelve months. Due to the nature of the risks the Company insures, losses and loss adjustment expenses emanating from its policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, the Company believes that it can estimate its cash needs to meet its loss and expense payment obligations through the next twelve months.

The Company's investments at September 30, 1999 consisted primary of investment-grade fixed income securities. Cash and short-term investments at June 30, 1999 amounted to $10,773,638 or 31.3% of total cash and invested assets. The fair values of the Company's held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because the Company has the ability and intent to hold these securities to their maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gain or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. The Company earned net investment income of $1,243,369 and $1,090,424 for the nine months ended September 30, 1999 and 1998, respectively.

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

The Company's total shareholders' equity increased $2,319,269 to $24,823,751 at September 30, 1999 from $22,504,482 at December 31, representing a 10.3% increase over the nine month period. Driven by profitable operating earnings, the increase in total shareholders' equity has strengthened the Company's capital position to support future business growth.

All material capital commitments and financial obligations of the Company are reflected in the Company's financial statements, except the Company's risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such loses were $330,375 and $396,000 at September 30, 1999 and December 31, 1998, respectively.

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

The carrying value of the Company's investment portfolio as of September 30, 1999 was $30,972,807, 61.3% of which is invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. The Company's exposure to equity risk is not significant. The Company has no foreign exchange risk or direct commodity risk.

For fixed maturity securities, the short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's objectives and strategies pertaining to the investment portfolio, see "Liquidity and Capital Resources" above.

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

The Company began work on the Year 2000 Compliance issue for all remaining internal software in fiscal 1997. The scope of the project included: ensuring the compliance of all applications, operating systems and hardware on network, PC platforms and addressing the compliance of key business partners.

The most significant category of key business partners are financial institutions. Their critical functions include safeguarding and management of investment portfolios and processing of the Company's operating bank accounts. Other partner categories include insurance agencies, communication services, utilities, materials and supplies. Based on the importance of each relationship, the Company defined a strategy to determine compliance.

All phases were completed during the third quarter of 1999. The Company has completed the assessment and strategy phases for applications, operating systems and hardware. All policyholder network systems are compliant.

The Company has a MCSE (Microsoft Certified Systems Engineer) on staff to review the impact of its Year 2000 risks. Continuing evaluation by our MCSE in developing contingency plans are on going.

Costs to Address the Company's Year 2000 Issues. Since the inception of the project, the Company has incurred external costs of approximately $52,200. There was no material adverse impact on the Company's operations or financial condition as a result of projects being deferred due to resource constraints caused by the Year 2000 project.

The Company's Contingency Plans. With respect to contingency plans for critical policyholder systems, the Company recognizes that there is no viable alternative if these systems are non-compliant. However, the Company completed all critical policyholder systems by the third quarter end of 1999. The Company will continue to reassess the need for formal contingency plans, based on progress of Year 2000 efforts by third parties.

Risks of the Company's Year 2000 Issue. Although the Company's critical systems are considered Year 2000 compliant, there can be no assurance that failure to identify all susceptible systems and non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties might occur. A reasonable possible worst case scenario might include one or more of the Company's significant policyholder systems being non-compliant, but no loss of current data is anticipated. Such an event will not result in a material disruption to the Company's operations. If a third party system is not Year 2000 compliant, the Company could experience an interruption to manage its invested assets and its operating cash accounts. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

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

INFLATION

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during the first nine months of 1999, the Company has experienced no material adverse consequences with respect to its growth in premiums.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)  Exhibits
               --------

         Item 27 Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               A Form 8-K was filed by the Company as of July 19, 1999 -(Item 5 and 7).

               A Form 8-K was filed by the Company as of August 16, 1999 -(Item 5 and 7).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BANCINSURANCE CORPORATION
                                        -------------------------
                                               (Company)





Date: November 4, 1999         By:      /s/       Si Sokol
     ------------------           -----------------------------------
                                                  Si Sokol
                                                  Chairman
                                         (Principal Executive Officer)




Date: November 4, 1999        By:       /s/     Sally Cress
     ------------------           --------------------------------------------
                                                Sally Cress
                                        Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)