Form 10-K405
period 1999-12-31
BANCINSURANCE CORP
filed 2000-03-16
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the fiscal year ended                               0-8738
--------------------------------------         ---------------------------------
         December 31, 1999                            Commission File Number

                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                   31-0790882
---------------------------------------                -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

 20 East Broad Street, Columbus, Ohio                            43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code    (614) 228-2800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered

      NONE                                             NONE
-----------------------------------   ------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On February 10, 2000, the aggregate fair value of the voting stock held by those other than executive officers and directors of the registrant was $11,050,045.

As of February 10, 2000, the Registrant had 6,026,789 Common Shares, without par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference in Part II.

Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 1999 FORM 10-K



                                TABLE OF CONTENTS

                                                                                        Page
                                     PART I
Item 1.         Business...........................................................      3
Item 2.         Properties.........................................................      7
Item 3.         Legal Proceedings..................................................      7
Item 4.         Submission of Matters to a Vote of Security Holders................      7

                                     PART II

Item 5.         Market for the Company's Common Stock and Related
                    Security Holder Matters........................................      8
Item 6.         Selected Consolidated Financial Data...............................      8
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................      8
Item 7A.        Quantitative and Qualitative Disclosures About Market
                    Risk...........................................................      8
Item 8.         Consolidated Financial Statements and Supplementary Data...........      8
Item 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure............................      8

                                    PART III

Item 10.        Directors and Executive Officers of the Company....................      8
Item 11.        Executive Compensation.............................................      9
Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management.....................................................      9
Item 13.        Certain Relationships and Related Transactions.....................      9

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K.......................................................      9

                                     PART I
Item 1.  BUSINESS

GENERAL

The Company is an Ohio insurance holding company engaged primarily in the underwriting of specialized and niche insurance products and related services through its wholly-owned insurance subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Ohio Indemnity is licensed to transact business in 47 states and the District of Columbia and on a surplus lines basis in Texas. Paul Boardway and Associates, Inc. ("Paul Boardway"), a New York corporation acquired in August 1999, is a property/casualty insurance agency serving lending institutions. BCIS Services, Inc. ("BCIS Services"), an Ohio corporation and a wholly-owned subsidiary of the Company is a non-risk bearing provider of claims management and loss control services to employers who retain and transfer their workers' compensation risk. Custom Title Services, Inc. (formerly known as Title Research Corporation) ("Custom Title"), an Ohio corporation and a wholly-owned subsidiary of the Company specializes in title, appraisal and related services which support documentation needs for first and second mortgage lending requirements. On January 24, 2000 the Company sold 85.4 of the Company's 100 shares of Custom Title for $350,000 in the form of a promissory note. The Company contributed the remaining 14.6 shares of Custom Title in consideration of a 10% capital investment in the acquiring company.

On July 19, 1999, the Company entered into an Agreement and Plan of Merger with Westford Group, Inc. ("Westford"), an affiliate of the Company through a common officer and principal shareholder, whereby Westford will be merged with and into a wholly-owned subsidiary of the Company. On February 29, 2000, the stockholders of Westford approved the merger. Westford is a holding company currently involved in the preparation of codes and the publishing of municipal ordinances.

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

Since its inception in 1956, the Company has gradually expanded coverage of the program to include lenders such as banks, savings and loans, credit unions and finance companies. During 1999, the Company provided Ultimate Loss Insurance coverage to approximately 308 lending institutions.

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

Some states require that reimbursing employers post a bond as security for the performance of their reimbursing obligations. The Company provides this mandated bond on behalf of employers enrolled in the Bonded Service program. The Company's obligations under such bonds may not, in every case, cease upon termination of an employer's participation in the program. The financial statements include reserves for losses on such programs for benefits paid. Such reserves were $405,100 and $396,000 at December 31, 1999 and 1998, respectively.

BCIS Services, Inc. BCIS Services is a third party administrator ("TPA") specializing in managing workers' compensation obligations assumed by employers who self-insure this coverage. BCIS enters into contracts with its clients that define the specific servicing responsibilities BCIS will perform for which the client pays agreed upon fees during the duration of such contract which normally covers one to three years. BCIS Services was formed in February 1993 and began marketing its programs in July 1993. Since the commencement of its business, BCIS Services has operated only in California. BCIS Services does not engage in the business of underwriting or insuring risks of loss.

BCIS Services assists the client in controlling factors that impact containment of workplace disability costs. BCIS Services is postured to provide independent claims administration involving other casualty insurance exposures on a multi-state basis. Independent resources are engaged to provide specialized control functions as circumstances dictate. BCIS Services provided claims management and loss control services to four self-insured risks and three casualty insurance companies in California during 1999 and five self-insured risks during 1998 which generated revenues of $591,654 and $570,302 during 1999 and 1998, respectively.

Paul Boardway and Associates, Inc. On August 25, 1999, the Company acquired the stock of Paul Boardway. Paul Boardway is a property/casualty insurance agency serving lending institutions throughout the northeast United States. From August 25, 1999, Paul Boardway generated commission fees of $478,444, which included intersegment commissions of $375,014.

Custom Title Services, Inc. Custom Title assists the consumer mortgage lending industry with various services including title, lien search, property appraisal, closings, placement of title insurance and related services which support documentation needs for first and second mortgage lending requirements. During 1999 and 1998, the Company generated title and appraisal fees of $2,387,351 and $1,959,384, respectively. Custom Title operated primarily in Ohio during 1999 and 1998. On January 24, 2000, the Company entered into an agreement for the sale and contribution of all the outstanding shares of Custom Title.

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

As of December 31, ceded reinsurance decreased commission expense incurred by $73,420 and $38,925 in 1999 and 1998, respectively.

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

Numerous states routinely require deposits of assets by insurance companies to protect policyholders. As of December 31, 1999, securities with a fair value of approximately $4,139,161 have been deposited by the Company with eleven state insurance departments. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

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

EMPLOYEES

As of February 10, 2000, the Company employed 26 full-time employees and 2 part-time employees. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees.

SERVICE MARKS

The Company has developed common law rights in its service mark, ULTIMATE LOSS INSURANCE, which is registered in the State of Ohio. The Company has developed common law rights for, "BI BANCINSURANCE CORPORATION" (stylized letters) in each state in which it has been operating.

Item 2.  PROPERTIES

The Company leases office space, which as of February 10, 2000, totaled approximately 14,719 square feet. The home office in Columbus, Ohio aggregates approximately 7,000 square feet. The lease provides for a monthly gross rental of $7,817. The leased space is shared with Westford Group, Inc., an affiliate of the Company through a common officer and principal shareholder. Rental expense is allocated in accordance with space utilization. BCIS Services' office in Los Angeles, California occupies approximately 1,400 square feet. The lease provides for a monthly gross rental of $2,150. Custom Title leases office space at a property located in Gahanna, Ohio which serves as its corporate headquarters. The office occupies approximately 3,390 square feet. Custom Title's branches lease office space in Cleveland, Cincinnati and Marion, Ohio occupying approximately 2,929 square feet. These four leases provide for a monthly gross rental of $7,468. Paul Boardway and Associates owns both real and personal property consisting of an office facility with 1,232 square feet on approximately one acre of land in Mayfield, New York.

Item 3.  LEGAL PROCEEDINGS

The Company is routinely a party to litigation incidental to its business, as well as to other nonmaterial litigation. Management believes that no individual item of litigation , or group of similar items of litigation, is likely to result in judgements that will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDERS
          MATTERS


The information required by this item is included under the caption "Market Information", "Holders", "Dividends", and "Market Makers" in the Company's 1999 Annual Report (the "Annual Report") and is incorporated herein by reference.

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

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated balance sheets as of December 31, 1999 and 1998, and the consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1999, 1998 and 1997 and the notes to the financial statements, together with the independent auditors' report thereon appear in the Company's Annual Report and are incorporated herein by reference.

The Company's Financial Statement Schedules and Independent Auditors' Report on Financial Statement Schedules are included in response to Item 14 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item is included under the captions "Election of Directors," "Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 2000 Annual Meeting of Stockholders to be held on May 30, 2000, and is incorporated herein by reference.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          (1) The following financial statements appearing in the Company's Annual Report are incorporated herein by reference:

               Consolidated Balance Sheets as of December 31, 1999 and 1998.

               Consolidated Statements of Income for the three years ended December 31, 1999.

               Consolidated Statement of Comprehensive Income for the three years ended December 31, 1999.

               Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999.

               Consolidated Statements of Cash Flows for the three years ended December 31, 1999.

               Notes to the Consolidated Financial Statements.

               Report of Independent Accountants.

          (2)  FINANCIAL STATEMENT SCHEDULES

               Included in Part IV of this Report:
                  Schedule I --  Summary of investments - other than
                                 investments in related parties
                  Schedule II -- Condensed financial information of
                                 Bancinsurance Corporation (Parent Company Only)

                  Report of Independent Accountants on Financial Statement Schedules

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

               10(f) 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

               13(a)* Annual Report to Shareholders for the year ended December 31, 1999.

               21*       Subsidiaries of the Company as of December 31, 1999.

               23*       Consents of independent accountants.

               27*       Financial Data Schedule.

-------------------
        * Filed with this Report.

        (b)    REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

        (c)    EXHIBITS

               The exhibits to this report begin immediately following the signature page.

        (d)    FINANCIAL STATEMENT SCHEDULES

               The financial statement schedules and the Report of Independent Accountants thereon are included on the following pages.

                        Report of Independent Accountants
                        on Financial Statement Schedules






To the Board of Directors and Shareholders of Bancinsurance Corporation:





        Our audits of the consolidated financial statements referred to in our report dated March 13, 2000 appearing on page 22 of the 1999 Annual Report to Shareholders of Bancinsurance Corporation (which report and consolidated financials statements are incorporated by reference in this Annual Report on form 10-K) also included an audit of the financial statement schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP


Columbus, Ohio
March 13, 2000


                    BANCINSURANCE CORPORATION AND SUBSIDIARY

Schedule I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT IN RELATED PARTIES

                                               DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------
            COLUMN A                                            COLUMN B             COLUMN C              COLUMN D
            --------                                            --------             --------              --------

           Type of Investment                                    Cost (1)               Fair             Amount at which
                                                                                        Value             shown in the
                                                                                                          balance sheet
------------------------------------------------------------------------------------------------------------------------
Held to maturity:
   Fixed maturities:
      Governments                                              $  1,954,615         $  1,949,050          $  1,954,615
      States, territories and
         possessions                                              1,445,699            1,440,803             1,445,699
      Special revenue                                             1,102,714            1,108,575             1,102,714


   Redeemable preferred stocks:
      Public utilities                                              399,000              399,000               399,000
                                                               ------------         ------------          ------------
                   Total held to maturity                         4,902,028            4,897,428             4,902,028
                                                               ------------         ------------          ------------

Available for sale:
   Fixed maturities:
      Governments                                                   400,000              400,000               400,000
      States, territories and
         possessions                                              8,346,722            8,159,783             8,159,783
      Special revenue                                             7,336,422            7,081,585             7,081,585
      Industrial and miscellaneous                                    8,250                8,250                 8,250

   Equity securities:
      Nonredeemable preferred stocks:
         Public utilities                                           100,000               91,125                91,125
         Banks, trust and insurance
            companies                                               967,312            1,002,596             1,002,596
         Industrial and miscellaneous                               189,669              158,190               158,190

      Common stocks:
         Banks, trust and insurance
            companies                                               656,540              755,504               755,504
         Industrial and miscellaneous                             2,496,099            3,052,224             3,052,224
                                                               ------------         ------------          ------------
                   Total available for sale                      20,501,014           20,709,257            20,709,257
                                                               ------------         ------------          ------------

Short-term investments                                            4,254,006            4,254,006             4,254,006
Securities purchased under agreements
   to resell                                                      2,393,198            2,393,198             2,393,198
                                                               ------------         ------------          ------------

                   Total investments                           $ 32,050,246         $ 32,253,889          $ 32,258,489
                                                               ============         ============          ============

  (1) Original cost of equity securities, adjusted for any permanent write downs, and, as to fixed maturities, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                        ASSETS                                                      1999                       1998
                        ------                                                  ------------              ------------
Cash                                                                            $     56,158              $    306,039

Investment in subsidiaries                                                        28,496,726                24,754,298

Other                                                                              2,540,110                 1,902,351
                                                                                ------------              ------------

                                                                                $ 31,092,994              $ 26,962,688
                                                                                ============              ============



          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Note payable to bank                                                            $  5,145,000              $  4,250,000

Other                                                                                754,705                   208,205

Shareholders' equity                                                              25,193,289                22,504,483
                                                                                ------------              ------------

                                                                                $ 31,092,994              $ 26,962,688
                                                                                ============              ============

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                           1999               1998               1997
                                                                       -----------        -----------        -----------
Dividends from subsidiaries                                            $2,000,000         $ 1,750,000        $ 1,375,000
Other income                                                               40,044              37,332             36,477

General and administrative expenses                                      (470,821)           (708,536)          (503,534)
                                                                       ----------         -----------        -----------

              Net income before tax benefit
                and equity in earnings of
                subsidiaries                                            1,569,223           1,078,796            907,943

Income tax benefit                                                        169,007             282,093            181,297
                                                                       ----------         -----------        -----------

              Net income before equity in
                earnings of subsidiaries                                1,738,230           1,360,889          1,089,240

Equity in undistributed earnings of
   subsidiaries                                                         2,150,965           2,033,531          1,612,054
                                                                       ----------         -----------        -----------

Net income                                                             $3,889,195         $ 3,394,420        $ 2,701,294
                                                                       ==========         ===========        ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                              1999               1998             1997
                                                                           ----------         ----------       ----------
Cash flows from operating activities:
   Net income                                                              $ 3,889,195        $ 3,394,420      $ 2,701,294
   Adjustments to reconcile net income to net cash provided
       by operating activities:
          Equity in undistributed net earnings of subsidiaries              (4,284,603)        (2,083,531)      (1,679,976)
          Deferred federal income tax benefit                                  (26,673)              -                -
          (Increase) decrease in notes receivable                               20,951            160,749         (167,500)
          Increase in loans to affiliates                                      (71,719)           (71,719)         (71,719)
          Increase in accounts receivable from subsidiaries                   (537,746)          (418,809)        (148,455)
          Decrease in prepaid federal income taxes                                -                  -              29,633
          Increase in other assets                                                (802)            (8,127)         (63,337)
          Increase (decrease) in accounts payable to
             subsidiaries                                                         -              (106,892)          25,616
          Increase in acquisition liabilities                                  619,114               -                -
          Increase (decrease) in other liabilities                             (72,614)           179,275          (27,123)
                                                                           -----------        -----------      -----------

              Net cash provided by (used in) in operating
                activities                                                    (464,897)         1,045,366          598,433
                                                                           -----------        -----------      -----------


Cash flows from financing activities:
   Proceeds from notes payable to bank                                       7,345,000          7,200,000        7,525,000
   Repayments of notes payable to bank                                      (6,450,000)        (7,950,000)      (8,125,000)
   Proceeds from stock options exercised                                         9,063               -               3,123
   Acquisition of treasury stock                                              (688,583)              -                -
   Dividends paid                                                                 (464)              -                -
                                                                           -----------        -----------      -----------

              Net cash provided by (used in) financing
                activities                                                     215,016           (750,000)        (596,877)
                                                                           -----------        -----------      -----------

Net increase (decrease) in cash                                               (249,881)           295,366            1,556
                                                                           -----------        -----------      -----------
Cash at beginning of year                                                      306,039             10,673            9,117
                                                                           -----------        -----------      -----------

Cash at end of year                                                        $    56,158        $   306,039      $    10,673
                                                                           ===========        ===========      ===========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                                $   233,958        $   277,732      $   389,632
                                                                           ===========        ===========      ===========
   Income taxes                                                            $ 1,865,000        $ 1,530,000      $   935,000
                                                                           ===========        ===========      ===========



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Bancinsurance Corporation
                                             (Company)


                         3/15/00             By           Si Sokol
                         -------                ----------------------------
                          DATE                            Si Sokol
                                                Chairman of Board of Directors
                                                (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:



3/15/00                     Si Sokol                               3/15/00                  John Sokol
-------           ---------------------------                      -------             --------------------
DATE                        Si Sokol                               DATE                     John Sokol
                  Chairman of Board of Directors                                      President and Director
                  (Principal Executive Officer)





3/15/00                 Daniel D. Harkins                          3/15/00                  Milton O. Lustnauer
-------           ---------------------------                      -------             ------------------------
DATE                    Daniel D. Harkins                          DATE                     Milton O. Lustnauer
                           Director                                                              Director





3/15/00                   Saul Sokol                               3/15/00                    James R. Davis
-------           ---------------------------                      -------             ---------------------
DATE                      Saul Sokol                               DATE                       James R. Davis
                           Director                                                              Director





                                                                   3/15/00                     Sally Cress
                                                                   -------             -------------------
                                                                   DATE                        Sally Cress
                                                                                          Treasurer and Secretary
                                                                                          (Principal Financial and
                                                                                            Accounting Officer)



                                INDEX OF EXHIBITS

Exhibit No.                                  Description
----------                                   -----------


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

   10(f)                       1994 Stock Option Plan (reference is made to
                               Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

   13(a)*                      Annual Report to Shareholders for the year ended
                               December 31, 1999.

   21*                         Subsidiaries of the Company as of December 31,
                               1999.

   23*                         Consent of independent accountants.

   27*                         Financial Data Schedule.


----------------
* Filed with this Report.