Form 10-Q
period 2000-03-31
BANCINSURANCE CORP
filed 2000-05-10
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      March 31, 2000           Commission File Number 0-8738
                 -------------------------      ------------------------------


                            BANCINSURANCE CORPORATION
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                             31-0790882
-------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


      20 East Broad Street, Columbus, Ohio                    43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number including area code         (614) 228-2800
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

                                                    YES   X       NO
                                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


            Class                            Outstanding at March 31, 2000
-------------------------------              -----------------------------
Common stock, without par value                         5,883,789

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                       Page No.
PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of
                 March 31, 2000 (unaudited) and December 31, 1999............................................  3

         Consolidated Statements of Income for the
                 three months ended March 31, 2000 and 1999 (unaudited)......................................  5

         Consolidated Statements of Comprehensive Income for the
                 three months ended March 31, 2000 and 1999 (unaudited)......................................  6

         Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2000 and 1999 (unaudited)......................................  7

         Notes to Consolidated Financial Statements (unaudited)..............................................  8

   Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................................... 11

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk................................................................................. 16

PART II - OTHER INFORMATION AND SIGNATURES

   Item 1. Legal Proceedings..................................................................    Not Applicable

   Item 2. Changes in Securities and Use of Proceeds..........................................    Not Applicable

   Item 3. Default Upon Senior Securities.....................................................    Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders ...............................    Not Applicable

   Item 5. Other Information..................................................................    Not Applicable

   Item 6. Exhibits and Reports on Form 8-K.................................................................. 16

   Signatures................................................................................................ 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                        March 31,              December 31,
ASSETS                                                                                    2000                     1999
                                                                                      --------------         -------------
                                                                                        (Unaudited)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $5,092,613 and $4,897,428, respectively)...................................  $  5,514,680           $   4,902,028

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $16,102,273 and $16,0091,394, respectively)................................    15,780,656              15,649,618

       Equity securities, at fair value (cost $5,279,002
         and $4,409,620, respectively)..............................................     5,991,962               5,059,639

     Short-term investments, at cost which
       approximates fair value......................................................     3,398,863               4,254,006

     Securities purchased under agreements to resell................................     3,717,925               2,393,198
                                                                                      ------------           -------------

              Total investments.....................................................    34,404,086              32,258,489
                                                                                      ------------           -------------


Cash ...............................................................................     2,399,806               2,401,312
Premiums receivable.................................................................     2,827,700               2,213,278
Accounts receivable, net of allowance for
  doubtful accounts.................................................................       706,623                 459,684
Reinsurance receivable..............................................................        12,750                   2,250
Reinsurance recoverable on paid losses..............................................         6,541                       -
Prepaid reinsurance premiums........................................................        80,708                  80,420
Deferred policy acquisition costs...................................................       743,338                 219,193
Estimated earnings in excess of billings on
     uncompleted codification contracts.............................................       130,701                       -
Loans to affiliates.................................................................     1,063,320                 635,420
Land and building, net..............................................................        37,995                  38,288
Furniture, fixtures and leasehold improvements, net.................................       135,236                 255,369
Excess of investment over net assets of subsidiaries, net...........................     2,712,560               2,932,701
Intangible asset, net...............................................................       438,945                       -
Accrued investment income...........................................................       369,586                 338,117
Deferred federal income taxes.......................................................       211,202                 324,114
Other assets........................................................................       517,990                 289,478
                                                                                      ------------           -------------
                        Total assets................................................  $ 46,799,087           $  42,448,113
                                                                                      ============           =============

                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                        March 31,              December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                      2000                    1999
                                                                                      ------------            ------------
                                                                                      (Unaudited)

Reserve for unpaid losses and loss adjustment expenses..............................  $  5,245,782            $  5,272,601
Unearned premiums...................................................................     4,725,163               2,430,776
Contract funds on deposit...........................................................     1,916,628               2,272,177
Reinsurance premiums payable........................................................        44,853                  12,211
Note payable to bank................................................................     6,900,000               5,145,000
Acquisition liability...............................................................       563,105                 619,114
Taxes, licenses, and fees payable...................................................        83,975                 177,357
Return premiums payable.............................................................       627,697                  83,524
Federal income taxes payable........................................................       160,587                  90,068
Commissions payable.................................................................       481,146                 681,732
Billings in excess of estimated earnings on uncompleted
     codification contracts.........................................................        98,199                   -
Other...............................................................................       643,819                 470,264
                                                                                      ------------            ------------

              Total liabilities.....................................................    21,490,954              17,254,824
                                                                                      ------------            ------------

Commitment and contingent liabilities

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or
          outstanding...............................................................         -                       -
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding...............................................................         -                       -
     Common stock without par value; authorized
       20,000,000 shares; 6,170,341 shares issued...................................     1,794,141               1,794,141
     Additional paid-in capital.....................................................     1,414,818               1,442,773
     Accumulated other comprehensive income.........................................       258,286                 137,440
     Retained earnings..............................................................    23,200,223              22,546,355
                                                                                       ------------            ------------
                                                                                        26,667,468              25,920,709
     Less:  Treasury stock, at cost (286,552 and
         147,292 common shares, respectively).......................................    (1,359,335)               (727,420)
                                                                                      -------------           -------------

              Total shareholders' equity............................................    25,308,133              25,193,289
                                                                                      ------------            ------------

              Total liabilities and shareholders' equity............................  $ 46,799,087            $ 42,448,113
                                                                                      ============            ============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                           2000                    1999
                                                                                        ------------            ---------

Income:
     Premiums written.................................................................  $ 7,991,812             $ 8,535,112
     Increase in unearned premiums....................................................   (2,329,685)             (2,800,771)
                                                                                         -----------              ----------
            Premiums earned...........................................................    5,662,127               5,734,341
     Premiums ceded...................................................................      (46,501)                (30,163)
                                                                                         -----------              ----------
            Net premiums earned.......................................................    5,615,626               5,704,178

     Investment income (net of expenses of $7,031 and
       $9,620, respectively)..........................................................      414,295                 334,285
     Net realized gain (loss) on investments..........................................      (27,309)                 76,845
     Codification and subscription fees...............................................      170,261                   -
     Claims administration fees.......................................................      201,073                 137,632
     Title and appraisal fees.........................................................      115,724                 522,383
     Management fees..................................................................      374,671                 260,864
     Commission fees..................................................................       65,247                   -
     Other income.....................................................................       39,083                  19,815
                                                                                         ----------              ----------
            Total revenue.............................................................    6,968,671               7,056,002
                                                                                         ----------              ----------

Losses and operating expenses:
     Losses and loss adjustment expenses..............................................    3,685,316               3,722,616
     Reinsurance recoveries...........................................................      (17,041)                  -
     Commission expense...............................................................      605,674                 852,701
     Other insurance operating expenses...............................................      782,240                 428,239
     Cost of sales....................................................................       94,380                   -
     General and administrative expenses..............................................      817,991                 762,222
     Interest expense.................................................................       94,527                  40,857
                                                                                         ----------              ----------
            Total expenses............................................................    6,063,087               5,806,635
                                                                                         ----------              ----------

            Income before federal income taxes........................................      905,584               1,249,367

Federal income tax expense............................................................      251,715                 368,592
                                                                                         ----------              ----------

            Net income................................................................  $   653,869              $  880,775
                                                                                         ==========              ==========


Net income per common share...........................................................  $       .11              $      .14
                                                                                         ==========              ==========
Net income per common share, assuming dilution........................................  $       .11              $      .14
                                                                                         ==========              ==========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                            2000                   1999
                                                                                        ------------           -----------

Net income............................................................................  $    653,869           $    880,775

Other comprehensive income:
     Unrealized holding gains (losses) arising during
         period, net of income tax (benefit) expense of
         $62,254 and $(73,856), respectively..........................................       120,846               (143,367)
                                                                                         ------------           -----------

Comprehensive income..................................................................  $    774,715           $    737,408
                                                                                         ============           ===========


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                           2000                    1999
                                                                                        ------------            ----------
Cash flows from operating activities:
     Net income.......................................................................  $  653,869              $  880,775
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Net realized gain on disposal of subsidiary.................................     (35,311)                      -
          Net realized gain (loss) on investments.....................................      27,309                 (76,845)
          Net realized loss on disposal of equipment..................................           -                     437
          Depreciation and amortization...............................................      62,545                  44,143
          Deferred federal income tax expense.........................................      50,960                  15,725
          Increase in premiums receivable.............................................    (614,422)               (733,901)
          (Increase) decrease in accounts receivable..................................     532,389                 (40,285)
          Increase in deferred policy acquisition costs...............................    (524,145)               (477,070)
          Increase in other assets....................................................    (238,540)               (413,074)
          Increase (decrease) in reserve for unpaid losses
             and loss adjustment expenses.............................................     (26,819)                202,155
          Increase in unearned premiums...............................................   2,294,387               2,800,771
          Increase in return premium payable..........................................     544,173                 382,097
          Increase (decrease) in contract funds on deposit............................    (355,549)                332,269
          Decrease in other liabilities...............................................    (503,013)               (486,165)
                                                                                         ----------              ----------
             Net cash provided by operating activities................................   1,867,833               2,431,032
                                                                                         ----------              ----------
Cash flows from investing activities:
     Proceeds from held to maturity: fixed maturities
       due to redemption or maturity..................................................     275,000                       -
     Proceeds from available for sale: fixed maturities
       sold, redeemed and matured.....................................................     214,000               1,195,121
     Proceeds from available for sale: equity securities
         sold.........................................................................   1,219,392               1,164,321
     Cost of investments purchased:
         Held to maturity: fixed maturities...........................................    (496,484)                      -
         Available for sale: fixed maturities.........................................    (636,206)             (2,114,034)
         Equity securities............................................................  (2,103,759)               (928,697)
     Net (increase) decrease in short-term investments................................     855,143                (366,236)
     Net increase in securities purchased under agreements to resell..................  (1,324,727)               (369,823)
     Other............................................................................      (8,733)               (113,625)
     Cash used in purchase of subsidiary..............................................    (958,094)                      -
                                                                                        -----------             -----------
             Net cash used in investing activities....................................  (2,964,468)             (1,532,973)
                                                                                        -----------             -----------
Cash flows from financing activities:
     Proceeds from note payable to bank...............................................   3,900,000               2,000,000
     Repayments from note payable to bank.............................................  (2,145,000)             (2,250,000)
     Proceeds from stock options exercised............................................      31,313                       -
     Acquisition of treasury stock....................................................    (691,184)                      -
                                                                                        -----------             ----------
            Net cash provided by (used in) financing activities.......................   1,095,129                (250,000)
                                                                                        ----------              -----------
Net increase (decrease) in cash.......................................................      (1,506)                648,059
                                                                                        -----------             ----------
Cash at December 31...................................................................   2,401,312               4,582,168
                                                                                        ----------              ----------
Cash at March 31......................................................................  $2,399,806              $5,230,227
                                                                                        ==========              ==========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest.........................................................................  $   89,728              $   40,857
                                                                                        ==========              ==========
     Income taxes.....................................................................  $  150,000              $  250,000
                                                                                        ==========              ==========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of March 31, 2000, the Consolidated Statements of Income for the three months ended March 31, 2000 and 1999, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2000 and 1999, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Bancinsurance Corporation (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of operations for the full year.

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

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company's balance sheet and statements of earnings and cash flows will not be materially impacted by this statement, upon adoption.

4.   Supplemental Disclosure For Earnings Per Share

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                           2000                    1999
                                                                                       -------------           -----------

     Net income......................................................................  $     653,869           $   880,775
                                                                                       -------------           -----------
     Income available to common stockholders,
         assuming dilution...........................................................  $     653,869           $   880,775
                                                                                       -------------           -----------


     Weighted average common shares outstanding......................................      6,009,108             6,135,179
     Adjustments for dilutive securities:
         Dilutive effect of outstanding options......................................         35,907                90,858
                                                                                       -------------           -----------
     Diluted common shares...........................................................      6,045,015             6,226,037
                                                                                       =============           ===========

     Net income per common share.....................................................  $         .11           $       .14
     Net income per common share, assuming dilution..................................  $         .11           $       .14

On May 5, 1999, the Company declared a 5% stock dividend to shareholders of record on May 25, 1999. Accordingly, all common share data have been adjusted to include the effect of the stock dividend.

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

     The Company operates primarily in the property/casualty insurance industry. There are intersegment management fees and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

                                                                               MARCH 31, 2000
                                  -------------------------------------------------------------------------------------------------
                                                                  WORKERS                   MUNICIPAL
                                  PROPERTY/CASUALTY    TITLE   COMPENSATION     INSURANCE     CODE          ALL      CONSOLIDATED
                                      INSURANCE       AGENCY   ADMINISTRATION    AGENCY    PUBLISHING      OTHER        TOTALS
                                  -------------------------------------------------------------------------------------------------

 Revenues from external customers    $ 6,231,497    $ 115,724    $  201,073    $  65,758   $  170,261    $     524     $  6,784,837
 Intersegment revenues...........          1,470         -             -         207,834         -           2,310          211,614
 Interest revenue................        383,395         -             -               9         -          12,044          395,448
 Interest expense................          1,607           90          -               -         -          92,830           94,527
 Depreciation and amortization...         17,815          419           882       26,888        3,418       13,123           62,545
 Segment profit (loss)...........      1,129,358      (37,138)       28,861      121,605       29,780     (155,268)       1,117,198
 Income tax expense (benefit)....        305,543         -            9,818       49,973       10,803     (124,422)         251,715
 Segment assets..................     39,888,282         -          143,990    2,525,743    1,496,738    3,611,575       47,666,328


                                                                               MARCH 31, 1999
                                  -------------------------------------------------------------------------------------------------
                                                                                 WORKERS
                                      PROPERTY/CASUALTY         TITLE         COMPENSATION                ALL          CONSOLIDATED
                                          INSURANCE            AGENCY         ADMINISTRATION             OTHER            TOTALS
                                  -------------------------------------------------------------------------------------------------

     Revenues from external customers   $   6,087,080    $     522,527    $      137,632          $      -        $    6,747,239
     Intersegment revenues...........           2,370             -                 -                   2,610              4,980
     Interest revenue................         307,627             -                 -                   6,116            313,743
     Interest expense................             780              718                20               39,339             40,857
     Depreciation and amortization...          14,744           15,345             1,178               12,876             44,143
     Segment profit (loss)...........       1,365,511          (24,883)          (14,878)             (71,403)         1,254,347
     Income tax expense (benefit)....         407,120             -                 -                 (38,528)           368,592
     Segment assets..................      36,820,587          799,466           187,274            3,140,025         40,947,352

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)


                                                                                     ----------------------------------------------
                                                                                         MARCH 31,             MARCH 31,
                                                                                           2000                   1999
                                                                                     ----------------------------------------------
     REVENUES
    ---------
     Total revenues for reportable segments.....................................      $ 6,784,837           $ 6,747,239
     Interest revenue...........................................................          395,448               313,743
     Elimination of intersegment revenues.......................................         (211,614)               (4,980)
                                                                                      -----------           -----------
     Total consolidated revenues................................................      $ 6,968,671           $ 7,056,002
                                                                                      ===========           ===========

     PROFIT
     ------
     Total profit for reportable segments.......................................      $ 1,272,466           $ 1,325,750
     Other loss ................................................................         (155,268)              (71,403)
     Elimination of intersegment profits........................................         (211,614)               (4,980)
                                                                                      -----------           -----------
     Income before income taxes.................................................      $   905,584           $ 1,249,367
                                                                                      ===========           ===========


     ASSETS
     ------
     Total assets for reportable segments.......................................      $44,054,753           $37,807,327
     Other assets...............................................................        3,611,575             3,140,025
     Elimination of intersegment receivables....................................         (867,241)           (1,338,280)
                                                                                      -----------           -----------
     Consolidated assets........................................................      $46,799,087           $39,609,072
                                                                                      ===========           ===========

6. On August 16, 1999, the Board of Directors adopted a common share repurchase program. The program allows the Company to repurchase, from time to time, up to a total of 500,000 of its common shares. The program will expire on December 31, 2000. As of March 31, 2000, the Company repurchased 288,390 shares at an average price per share of $4.95 under this program. Repurchases have been and will continue to be funded by cash flows from operations.

7. On January 24, 2000, the Company sold 85.4 of the Company's 100 shares of Custom Title Services, Inc. for $350,000 in the form of a promissory note. The note bears interest at the prime rate, payable quarterly commencing March 1, 2000, and is payable as to principal quarterly commencing March 1, 2002. The Company contributed the remaining 14.6 shares of Custom Title in consideration of a 10% capital investment of $60,000 in the acquiring company. The carrying amount of the investment is a reasonable estimate of fair value. In connection with the sale transaction, the Company loaned $91,000 to the acquiring company. The associated promissory note provides for interest at the prime rate and is payable in full as to interest and principal on August 1, 2000.

8. On July 19, 1999, the Company entered into an Agreement and Plan of Merger with Westford Group, Inc., an Ohio corporation ("Westford"), whereby Westford would be merged with and into the Company. On February 29, 2000, the shareholders of Westford approved the merger. The Company paid the Westford shareholders cash in the amount of $.70 per share for each share of Westford common stock, without par value. The total amount of the merger consideration paid by the Company was $958,094. The Company paid the merger consideration from existing cash reserves. Immediately following the new merger, Westford was dissolved and Westford's wholly-owned subsidiary, American Legal Publishing Corporation ("ALPC") became the surviving entity as a wholly-owned subsidiary of the Company. ALPC offers a wide range of publishing services including information management, document imaging, and electronic publishing solutions for state and local governments. They currently publish, supplement and distribute codes of ordinances for over 1,000 municipalities. The merger was accounted for as a purchase and, accordingly, the Company's financial statements reflect them from the date of acquisition. The excess of the fair value of net assets acquired over the purchase price of approximately $440,780 was allocated to a database acquired. Pro forma data for the merger is not included as the effect is not material to the Company's financial statements. The database is comprised of the municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of twenty years reflecting the long-lived nature of the municipal codes.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancinsurance Corporation is a specialty property insurance holding company. Our principal sources of revenue are premiums paid by insureds for insurance policies issued by us. Premium volume principally is earned as written due to the nature of the monthly policies issued by the us for our major line of insurance coverage. Our principal costs are losses and loss adjustment expenses. The principal factor in determining our level of profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. We are required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and incurred but not reported or IBNR claims. The ultimate liability incurred by us may be different from current reserve estimates.

Loss and loss adjustment expense reserves for IBNR claims are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. We review case and IBNR reserves monthly and make appropriate adjustments.

During 1993, BCIS Services, Inc. was incorporated as our wholly-owned subsidiary. BCIS Services provides workers' compensation professional administration and cost control services to employers who self-insure this obligation. BCIS Services derives its revenues principally from claims administration fees. On August 25, 1999, Paul Boardway and Associates, Inc. was acquired as our wholly-owned subsidiary. Paul Boardway is a property/casualty insurance agency serving lending institutions and derives its revenues principally from commission fees. On February 29, 2000, American Legal Publishing Corporation was merged with and into us as a wholly-owned subsidiary. American Legal Publishing's primary business consists of the codification of municipal and county codes of ordinances and the supplementing thereof.

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:


                                                                        -----------------------------------------------------------
                                                                                  Period to Period Increase (Decrease)
                                                                                      Three Months Ended March 31,
                                                                        -----------------------------------------------------------
                                                                                             1999-2000
                                                                        -----------------------------------------------------------
                                                                              Amount                           % Change
                                                                              ------                           --------
      Premiums written..............................................    $    (543,300)                            (6.4)   %
      Net premiums earned...........................................          (88,552)                            (1.6)   %
      Net investment income.........................................          (24,144)                            (5.9)   %
      Total revenue.................................................          (87,331)                            (1.2)   %
      Loss and loss adjustment expenses,
       net of reinsurance recoveries................................          (54,341)                            (1.5)   %
      Operating expenses............................................          257,123                             12.6    %
      Interest expense..............................................           53,670                            131.4    %
      Operating income..............................................         (343,783)                           (27.5)   %
      Net income....................................................         (226,906)                           (25.8)   %

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company, a consolidated subsidiary, on both a statutory and GAAP basis for the three months ended March 31:

                                                            2000           1999
                                                           ---------------------

    Statutory:
      Loss ratio..................................         65.3%          65.3%
      Expense ratio...............................         20.5%          16.5%
                                                           ----           ----
      Combined ratio..............................         85.8%          81.8%
                                                           ====           ====
    GAAP:
      Loss ratio..................................         65.3%          65.3%
      Expense ratio...............................         18.7%          16.4%
                                                           ----           ----
      Combined ratio..............................         84.0%          81.7%
                                                           ====           ====

Investments of Ohio Indemnity's assets are restricted to certain investments permitted by the Ohio insurance laws. Our overall investment policy is determined by our board of directors and is reviewed periodically. We principally invest in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in favorable net yields. We have the ability and intent to hold its held to maturity fixed income securities to maturity or put date, and as a result carries its held to maturity fixed income securities at amortized cost for GAAP purposes. As our fixed income securities mature, there can be no assurance that we will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

  MARCH 31, 2000 AS COMPARED TO MARCH 31, 1999

Premiums Written; Premiums Earned. Premiums written decreased 6.4% from $8,535,112 at March 31, 1999 to $7,991,812 at March 31, 2000 while premiums earned decreased 1.6% from $5,704,178 at March 31, 1999 to $5,615,626 at March 31, 2000. Premiums written for Ultimate Loss Insurance increased 3.8% from $4,444,380 in the first quarter of 1999 to $4,613,597 in 2000. Premiums earned for Ultimate Loss Insurance increased 2.0% from $4,386,946 in the first quarter of 1999 to $4,475,486 in 2000. Premiums increased for the comparable quarters primarily due to acquisition and lending activities of existing policyholders. Premiums written for the Bonded Service program decreased 18.6% from $4,062,598 in the first quarter of 1999 versus $3,307,744 in 2000, while premiums earned from the Bonded Service program decreased 17.0% from $1,233,159 to $1,023,308 during the first quarter of 1999 and 2000. The decreases in premiums written and premiums earned on the Bonded Service program were primarily attributable to a reduction in premium associated with a decline in risk exposure resulting from higher deductibles on two significant policies and the loss of a trust.

Net Investment Income. Net investment income decreased 5.9% from $411,130 in the first quarter of 1999 to $386,986 the first quarter of 2000, due to a decrease in realized investment losses which were $27,309 in the first quarter of 2000 compared to $76,845 in the first quarter of 1999.

Codification and Subscription Fees. Codification and subscription fees generated by American Legal Publishing, a consolidated subsidiary, accounted for $170,261 of the revenues for the first quarter of 2000. American Legal Publishing was merged with and into us on February 29, 2000.

Claims Administration Fees. Claims administration fees generated by BCIS Services, a consolidated subsidiary, accounted for $137,632 of the revenues during the first quarter of 1999 and $201,073 during 2000. The increase of 46.1% was attributable to claims processing and servicing responsibilities provided to two clients acquired by BCIS Services during the second half of 1999.

Title and Appraisal Fees. Title services and appraisal fees generated by Custom Title Services, Inc., a consolidated subsidiary, accounted for $522,383 of the revenues during the first quarter of 1999 and $115,724 during the first quarter of 2000. On January 24, 2000, we sold Custom Title. See Note 7 to the Notes to Consolidated Financial Statements.

Management Fees. Management fees increased from $260,864 during the first quarter of 1999 to $374,671 in 2000. The increase was attributable to recognition of more favorable results from a closed year of operations of the Bonded Service program. We expect management fees to vary from year to year depending on claims experience in the Bonded Service program.

Commission Fees. Net commission fees generated by Paul Boardway, a consolidated subsidiary, accounted for $65,247 of revenues during the first quarter of 2000. Paul Boardway was acquired by us during the third quarter of 1999.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $3,722,616, or 65.3% of net premiums earned during the first quarter of 1999, versus $3,668,275, or 65.3% of net premiums earned during the first quarter of 2000. Losses and loss adjustment expenses, as a percentage of net premiums earned, remained constant for the comparable period. Loss and loss adjustment expenses for the Ultimate Loss Insurance program remained relatively constant from $3,406,876 in the first quarter of 1999 to $3,413,092 in the first quarter of 2000. Losses and loss adjustment expenses for the Bonded Service program decreased 79.4% from $185,855 in 1999 to $38,329 in 2000 primarily due to favorable loss experience on reserves for prior accident years, and further complemented by a decrease in the loss and loss adjustment expense ratio for losses and loss adjustment expenses occurring in the current accident year.

Operating Expenses. Operating expense consists of commission expense, other insurance operating expense, cost of sales and general and administrative expenses. Operating expenses increased 12.6% from $2,043,162 in the first quarter of 1999 to $2,300,285 in the first quarter of 2000. Commission expense decreased 29.0% from $852,701 in the first quarter of 1999 to $605,674 in the first quarter of 2000, primarily due the elimination of intersegment commission expense of $207,834 incurred in connection with Paul Boardway. Prior to August 25, 1999, Paul Boardway was an unaffiliated independent insurance agency. Subsequent to the acquisition, all intercompany commission transactions and balances have been eliminated in consolidation. Other insurance operating expenses increased 82.7% from $428,239 in the first quarter of 1999 to $782,240 in the first quarter of 2000, primarily due to increases in allocable salaries and related benefits, consulting and computer services, legal and insurance department licenses and fees. General and administrative expenses increased 7.3% from $762,222 in the first quarter of 1999 to $817,991 in the first quarter of 2000 primarily due to increases in temporary services, amortization, shareholder expense and outside computer services. BCIS Services incurred operating expenses of $152,510 in the first quarter of 1999 compared with $172,297 in the first quarter of 2000. Custom Title's operating expenses decreased from $547,410 during the three months ended March 31, 1999 compared with $152,861 in 2000. Custom Title discontinued business operations under our ownership January 24, 2000. Paul Boardway incurred operating expenses of $151,995 the first quarter of 2000. American Legal Publishing incurred operating expenses of $140,618 in March, 2000.

Interest Expense. Interest expense increased from $40,857 in the first quarter of 1999 to $94,527 in the first quarter of 2000 due to higher borrowing levels on our revolving credit line and increases in the prime rate .

Federal Income Taxes. Federal income taxes decreased 31.7% from $368,592 during the first quarter of 1999 to $251,715 in 2000, respectively. The effective consolidated income tax rate was 29.5% for the quarter ended March 31, 1999 and 27.8% for the quarter ended March 31, 2000.

Statutory Combined Ratios. The change in the statutory combined ratio from 81.8% at March 31, 1999 to 85.8% March 31, 2000 was an anticipated increase in the loss ratio due to management's continuing emphasis on larger accounts in the Ultimate Loss Insurance program.

DISCONTINUED PRODUCTS
On January 24, 2000, we entered into an agreement for the sale of Custom Title Services, Inc. as part of an overall strategy to focus on historically profitable core lines of business. Our management does not expect this transaction to have a material adverse effect on our operating results.

LIQUIDITY AND CAPITAL RESOURCES
We are an insurance holding company whose principal asset is the stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet its liquidity requirements, including debt service obligations. We have a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2000 from Ohio Indemnity, absent regulatory consent, is $3,644,602.

Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equalled $1,867,833 and $2,431,032 for the quarter ended March 31, 2000 and 1999, respectively. Net cash provided by (used in) financing activities was $1,095,129 for the quarter ended March 31, 2000 and $(250,000) for the quarter ended March 31, 1999. Net cash used in our investing activities was $2,964,468 and $1,532,973 for the quarter ended March 31, 2000 and 1999, respectively.

BCIS Services derives its funds principally from claims administration fees, American Legal Publishing from codification and subscription fees and Paul Boardway from commission fees which are sufficient to meet their respective operating obligations. Although it is impossible to estimate accurately the future cash flows from the operations of these business segments, our management believes our effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity.

Our balance sheet liquidity remains favorable as evidenced by invested assets that significantly exceed liabilities. The liquidity position has been enhanced by increased premiums, positive underwriting, favorable loss experience and investment income.

We maintain a level of cash and liquid short-term investments which it believes will be adequate to meet anticipated payment obligations without being required to liquidate intermediate-term and long-term investments through the next twelve months. Due to the nature of the risks we insure, losses and loss adjustment expenses emanating from its policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe that it can estimate its cash needs to meet its loss and expense payment obligations through the next twelve months.

Our investments at March 31, 2000 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at March 31, 2000 amounted to $9,516,594, or 25.9% of total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $386,986 and $411,130 for the three months ended March 31, 2000 and 1999, respectively.

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. We mitigate this risk by attempting to ladder the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss.

Our total shareholders' equity increased $2,066,243 to $25,308,133 at March 31, 2000, from $23,241,890 at March 31, 1999 representing a 8.9% increase over the one-year period. Driven by profitable operating earnings, the increase in total shareholders' equity has strengthened our capital position.

All material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on such programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $248,500 and $350,875 at March 31, 2000 and 1999, respectively.

Under applicable insurance statutes and regulations, Ohio Indemnity is required to maintain prescribed amounts of capital and surplus as well as statutory deposits with the appropriate insurance authorities. Ohio Indemnity is in compliance with all applicable statutory capital and surplus requirements. Ohio Indemnity's investments consist only of permitted investments under Ohio insurance laws.

DISCLOSURE ABOUT MARKET RISK
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2000. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of March 31, 2000 was $34,404,086, 61.9% of which is invested in fixed maturity securities and 20.7% of which is invested in short-term investments. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. Our exposure to equity risk is not significant. We have no foreign exchange risk or direct commodity risk.

For fixed maturity securities, the short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding our objectives and strategies pertaining to the investment portfolio, see the Liquidity and Capital Resources section of this Management's Discussion and Analysis.

For our investment portfolio, there were no significant changes in our primary market risk exposures or in how these exposures are managed compared to the year ended December 31, 1999. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The fair values of loans to affiliates and notes payable would not be materially different as compared to their fair values at December 31, 1999 as interest rates have remained relatively consistent.

FACTORS TO CONSIDER FORWARD-LOOKING
Going forward, management will consider underwriting, acquisition and investment opportunities which fit our strategy of penetrating niche markets. These decisions will be in areas where management feels they have an understanding of the underwriting and inherent risks. Management is intent on adding independent agents to expand its market presence. We will further concentrate on penetrating larger financial institutions for collateral protection insurance and expanding financial institution programs to include mortgage collateral insurance. Opportunities will be considered for underwriting additional non-profit organizations as they continue to consolidate into national trusts and seek to retain and transfer their unemployment claim exposure.

On January 24, 2000, we entered into an agreement for the sale of Custom Title Services, Inc. as part of an overall strategy to focus on historically profitable core lines of business. On February 29, 2000, Westford Group, Inc. was merged with and into us. Management expects neither of these transactions will have a material adverse effect on our operating results.

TRENDS
Management does not know of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

Our results of operations have varied from quarter to quarter principally because of fluctuations in underwriting results. Our experience indicates that more loans for automobile purchases are financed during summer months due to seasonal consumer buying habits. Codification and subscription fees vary principally because of fluctuations in production. Sales typically increase during the second and third quarters as a result of sales to basic code subscribers. We expect that such quarterly fluctuations may lesson as the percentage of our new sales are made to clients with fiscal years other than December 31, although there can be no assurance that this will occur.

FORWARD-LOOKING INFORMATION
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, we do not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INFLATION
Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitutes one of the bases for determining premiums on Ultimate Loss Insurance. Despite relatively low inflation during 2000, we have experienced no material adverse consequences with respect to its growth in premiums.

INSURANCE REGULATORY MATTERS
On June 20, 1997, the Ohio Department of Insurance issued its triennial examination report on Ohio Indemnity as of December 31, 1996. The examiners reported that the financial statements set forth in the report reflected the financial condition of Ohio Indemnity. Management is not aware of any recommendations by regulatory authorities which would have, or are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

The NAIC has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. This formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on our analysis, it appears that our total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. The Risk Based Capital provisions have been enacted into the Ohio Revised Code.

RESERVES
The amount of incurred losses and loss adjustment expenses is dependent upon a number of factors, including claims frequency and severity, and the nature and types of losses incurred and the number of policies written. These factors may fluctuate from year to year and do not necessarily bear any relationship to the amount of premiums written or earned.

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating IBNR claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet our claim obligations. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in our results of operations. Our independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 1999, were reasonable.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk".



                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Item 27 Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              A Form 8-K was filed by us as of February 29, 2000 (Item 5).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                                     BANCINSURANCE CORPORATION
                                     -------------------------
                                             (Company)





Date:    May 10, 2000          By:              Si Sokol
     ---------------------           --------------------------------
                                                Si Sokol
                                                Chairman
                                        (Principal Executive Officer)




Date:    May 10, 2000          By:              Sally Cress
     ---------------------           --------------------------------
                                                Sally Cress
                                           Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)