Form 10-Q
period 2000-06-30
BANCINSURANCE CORP
filed 2000-08-11
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     June 30, 2000              Commission File Number 0-8738
                 -----------------------       ---------------------------------


                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                                31-0790882
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)


20 East Broad Street, Columbus, Ohio                                   43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number including area code              (614) 228-2800
                                                              ------------------

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
                                                          YES  X       NO
                                                              ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                                 Outstanding at June 30, 2000
-------------------------------                 --------------------------------
Common stock, without par value                             5,822,109

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                                    Page No.
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of
         June 30, 2000 (unaudited) and December 31, 1999...............................3

    Consolidated Statements of Income for the three months and six months ended June 30, 2000 and 1999 (unaudited)...........................5


    Consolidated Statements of Comprehensive Income for the
         three months and six months ended June 30, 2000 and
         1999 (unaudited)..............................................................6


    Consolidated Statements of Cash Flows for the
         six months ended June 30, 2000 and 1999 (unaudited)...........................7


    Notes to Consolidated Financial Statements (unaudited).............................8


  Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations................................11

  Item 3. Quantitative and Qualitative Disclosures About
         Market Risk..................................................................17


PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings ....................................................Not Applicable

  Item 2. Changes in Securities and Use of Records..............................Not Applicable

  Item 3. Default Upon Senior Securities........................................Not Applicable

  Item 4. Submission of Matters to a Vote of Security Holders ........................18

  Item 5. Other Information ....................................................Not Applicable

  Item 6. Exhibits and Reports on Form 8-K............................................18

  Signatures..........................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                          BANCINSURANCE CORPORATION
                                               AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                                                   June 30,       December 31,
Assets                                                                               2000             1999
------                                                                            -----------     -----------
                                                                                  (Unaudited)       (Note 2)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value $5,264,217 in 2000 and
         $4,897,428 in 1999) ................................................     $ 5,281,910     $ 4,902,028

     Available for sale:
       Fixed maturities, at fair value (amortized cost  $16,218,579 in 2000
         and $16,091,394 in 1999) ...........................................      15,934,985      15,649,618

       Equity securities, at fair value (cost $4,844,852 in 2000 and
        $4,409,620 in 1999) .................................................       5,551,145       5,059,639

     Short-term investments, at cost which approximates fair value ..........       3,692,911       4,254,006

     Securities purchased under agreements to resell ........................       1,339,912       2,393,198
                                                                                  -----------     -----------

                        Total investments ...................................      31,800,863      32,258,489
                                                                                  -----------     -----------


Cash ........................................................................       7,217,809       2,401,312
Premiums receivable .........................................................       2,820,522       2,213,278
Accounts receivable, net of allowance for doubtful accounts .................         402,490         459,684
Reinsurance receivable ......................................................          36,750           2,250
Reinsurance recoverable on paid losses ......................................           2,012              --
Prepaid reinsurance premiums ................................................          95,192          80,420
Deferred policy acquisition costs ...........................................         626,855         219,193
Estimated earnings in excess of billings on uncompleted
     codification contracts .................................................         157,119              --
Loans to affiliates .........................................................       1,268,039         635,420
Land and building, net ......................................................          36,471          38,288
Furniture, fixtures and leasehold improvements, net .........................         145,838         255,369
Excess of investment over net assets of subsidiaries, net ...................       2,687,230       2,932,701
Intangible asset, net .......................................................         433,436              --
Accrued investment income ...................................................         357,946         338,117
Deferred federal income taxes ...............................................         207,956         324,114
Other assets ................................................................         464,470         289,478
                                                                                  -----------     -----------
                        Total assets ........................................     $48,760,998     $42,448,113
                                                                                  ===========     ===========

                                                                     (Continued)

                                             BANCINSURANCE CORPORATION
                                                  AND SUBSIDIARIES

                                        Consolidated Balance Sheets, Continued
                                                                                   June 30,         December 31,
Liabilities and Shareholders' Equity                                                 2000               1999
------------------------------------                                              -----------       ------------
                                                                                  (Unaudited)         (Note 2)
Reserve for unpaid losses and loss adjustment expenses ......................     $ 5,553,477       $ 5,272,601
Unearned premiums ...........................................................       4,177,225         2,430,776
Contract funds on deposit ...................................................       1,906,698         2,272,177
Reinsurance premiums payable ................................................          47,796            12,211
Note payable to bank ........................................................       7,150,000         5,145,000
Acquisition liability .......................................................         540,609           619,114
Taxes, licenses, and fees payable ...........................................         128,042           177,357
Return premiums payable .....................................................       1,436,637            83,524
Federal income taxes payable ................................................         166,220            90,068
Commissions payable .........................................................         514,383           681,732
Billings in excess of estimated earnings on uncompleted
     codification contracts .................................................          55,593                --
Other .......................................................................         727,183           470,264
                                                                                  -----------       -----------

              Total liabilities .............................................      22,403,863        17,254,824
                                                                                  -----------       -----------

Commitments and contingent liabilities ......................................              --                --

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized
          100,000 shares; no shares issued or outstanding ...................              --                --
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding .......................................................              --                --
     Common stock without par value; authorized 20,000,000
       shares; 6,170,341 shares issued ......................................       1,794,141         1,794,141
     Additional paid-in capital .............................................       1,374,001         1,442,773
     Accumulated other comprehensive income .................................         278,981           137,440
     Retained earnings ......................................................      24,513,285        22,546,355
                                                                                  -----------       -----------
                                                                                   27,960,408        25,920,709

     Less: Treasury stock, at cost (348,232 and 147,292
         common shares, respectively) .......................................      (1,603,273)         (727,420)
                                                                                  -----------       -----------

              Total shareholders' equity ....................................      26,357,135        25,193,289
                                                                                  -----------       -----------


              Total liabilities and shareholders' equity ....................     $48,760,998       $42,448,113
                                                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

                                                  BANCINSURANCE CORPORATION
                                                      AND SUBSIDIARIES

                                              Consolidated Statements of Income
                                                         (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                        2000             1999              2000             1999
                                                     ----------       ----------       -----------       -----------
Income:
   Premiums written ............................     $5,919,345       $5,794,094       $13,911,157       $14,329,206
   Decrease (increase) in unearned premiums ....        547,938          809,391        (1,781,747)       (1,991,380)
                                                     ----------       ----------       -----------       -----------
   Premiums earned .............................      6,467,283        6,603,485        12,129,410        12,337,826
   Premiums ceded ..............................        (67,728)         (28,618)         (114,229)          (58,781)
                                                     ----------       ----------       -----------       -----------
         Net premiums earned ...................      6,399,555        6,574,867        12,015,181        12,279,045

   Investment income (net of expenses of $47,048
     and $54,292 respectively) .................        428,994          361,468           843,289           695,753
   Net realized gain (loss) on investments .....        (89,284)          36,599          (116,593)          113,444
   Codification and subscription fees ..........        599,702               --           769,963                --
   Claims administration fees ..................        121,831          123,591           322,904           261,223
   Title and appraisal fees ....................             --          639,277           115,724         1,161,660
   Management fees .............................         71,885          318,334           446,556           579,198
   Commission fees .............................         41,854               --           107,101                --
   Other income ................................        901,969           31,041           941,052            50,856
                                                     ----------       ----------       -----------       -----------
         Total revenue .........................      8,476,506        8,085,177        15,445,177        15,141,179
                                                     ----------       ----------       -----------       -----------

Losses and operating expenses:
   Losses and loss adjustment expenses .........      3,781,310        3,591,085         7,466,626         7,313,701
   Reinsurance recoveries ......................        (28,926)              --           (45,967)               --
   Commission expense ..........................        906,001        1,025,940         1,511,675         1,878,641
   Other insurance operating expenses ..........        882,084          664,331         1,664,324         1,092,570
   General and administrative expenses .........        944,291        1,085,291         1,856,662         1,847,513
   Interest expense ............................         85,467           41,840           179,994            82,697
                                                     ----------       ----------       -----------       -----------
         Total expenses ........................      6,570,227        6,408,487        12,633,314        12,215,122
                                                     ----------       ----------       -----------       -----------

         Income before federal income taxes ....      1,906,279        1,676,690         2,811,863         2,926,057

Federal income tax expense .....................        593,217          493,692           844,932           862,284
                                                     ----------       ----------       -----------       -----------

         Net income ............................     $1,313,062       $1,182,998       $ 1,966,931       $ 2,063,773
                                                     ==========       ==========       ===========       ===========



Basic and diluted earnings per share ...........     $      .22       $      .19       $       .33       $       .33
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

                                                BANCINSURANCE CORPORATION
                                                     AND SUBSIDIARIES

                                       Consolidated Statements of Comprehensive Income
                                                         (Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                        2000           1999             2000           1999
                                                     ----------     ----------       ----------     ----------
Net income .....................................     $1,313,062     $1,182,998       $1,966,931     $2,063,773

Other comprehensive income:
      Unrealized holding gains (losses) arising
      during period, net of income tax (benefit)
      expense of $72,915 and $(119,972),
      respectively .............................         20,696        (89,519)         141,542       (232,886)
                                                     ----------     ----------       ----------     ----------

Comprehensive income ...........................     $1,333,758     $1,093,479       $2,108,473     $1,830,887
                                                     ==========     ==========       ==========     ==========

See accompanying notes to consolidated financial statements.

                                                 BANCINSURANCE CORPORATION
                                                      AND SUBSIDIARIES

                                             Consolidated Statements of Cash Flows
                                                          (Unaudited)

                                                                                             Six Months Ended
                                                                                                   June 30,
                                                                                            2000              1999
                                                                                         -----------      -----------
Cash flows from operating activities:
   Net income .........................................................................  $ 1,966,931      $ 2,063,773
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized gain on disposal of subsidiary .....................................      (35,311)              --
      Net realized (gain) loss on investments .........................................      116,593         (113,444)
      Net realized loss on disposal of equipment ......................................          798              437
      Net realized loss on debt forgiveness ...........................................       30,000               --
      Depreciation and amortization ...................................................      130,436           95,153
      Deferred federal income tax (benefit) expense ...................................       43,545          (26,380)
      Change in premiums receivable ...................................................     (607,244)        (996,240)
      Change in accounts receivable ...................................................      847,721          (74,391)
      Change in deferred policy acquisition costs .....................................     (407,662)        (388,115)
      Change in other assets ..........................................................     (438,472)        (561,041)
      Change in reserve for unpaid losses and loss adjustment expenses ................      280,876          730,099
      Change in unearned premiums .....................................................    1,746,449        1,991,380
      Change in return premium payable ................................................    1,353,113          721,273
      Change in contract funds on deposit .............................................     (365,479)         167,808
      Decrease in other liabilities ...................................................     (440,068)        (452,693)
                                                                                         -----------      -----------
         Net cash provided by operating activities ....................................    4,222,226        3,157,619
                                                                                         -----------      -----------
Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities due to redemption or maturity .....      895,000          115,000
   Proceeds from available for sale: fixed maturities sold, redeemed and matured ......    1,044,788        2,259,646
   Proceeds from available for sale: equity securities sold ...........................    2,939,973        1,943,885
   Cost of investments purchased:
   Held to maturity: fixed maturities .................................................     (885,085)        (200,000)
   Available for sale: fixed maturities ...............................................   (1,598,023)      (5,378,331)
   Equity securities ..................................................................   (3,478,973)      (2,692,375)
   Net decrease in short-term investments .............................................      561,095          624,848
   Net (increase) decrease in securities purchased under agreements to resell .........    1,053,286         (250,778)
   Other ..............................................................................      (40,070)        (165,778)
   Cash used in purchase of subsidiary ................................................     (958,094)              --
                                                                                         -----------      -----------
         Net cash used in investing activities ........................................     (466,103)      (3,743,883)
                                                                                         -----------      -----------
Cash flows from financing activities:
   Proceeds from note payable to bank .................................................    8,550,000        4,000,000
   Repayments from note payable to bank ...............................................   (6,545,000)      (4,250,000)
   Proceeds from stock options exercised ..............................................       37,563               --
   Acquisition of treasury stock ......................................................     (982,189)              --
   Dividends paid .....................................................................           --             (464)
                                                                                         -----------      -----------
         Net cash provided by (used in) financing activities ..........................    1,060,374         (250,464)
                                                                                         -----------      -----------
Net increase (decrease ) in cash ......................................................    4,816,497         (836,728)
                                                                                         -----------      -----------
Cash at December 31 ...................................................................    2,401,312        4,582,168
                                                                                         -----------      -----------
Cash at June 30 .......................................................................  $ 7,217,809      $ 3,745,440
                                                                                         ===========      ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
      Interest ........................................................................  $   169,297      $    82,697
                                                                                         ===========      ===========
      Income taxes ....................................................................  $   745,000      $ 1,000,000
                                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Income for the three and six months ended June 30, 2000 and 1999, and the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2000 and 1999, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Bancinsurance Corporation ("Bancinsurance") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at June 30, 2000 and for all periods presented have been made.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in our form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results of operations for the full year.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Ohio Insurance Department has adopted the Codification guidance, effective January 1, 2001. We have not estimated the potential effect of the Codification guidance adopted by the Department.

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

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Our balance sheet and statements of earnings and cash flows were not materially impacted by the adoption of this statement.

4. Supplemental Disclosure For Earnings Per Share

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                                  2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
Net income ...............................     $1,313,062     $1,182,998     $1,966,931     $2,063,773
                                               ----------     ----------     ----------     ----------

Weighted average common shares outstanding      5,867,370      6,135,179      5,938,239      6,135,179
Adjustments for dilutive securities:
   Dilutive effect of outstanding options          15,275         82,744         21,369         87,140
                                               ----------     ----------     ----------     ----------
Diluted common shares ....................      5,882,645      6,217,923      5,959,608      6,222,319
                                               ==========     ==========     ==========     ==========

Basic and diluted earnings per share .....     $      .22     $      .19     $      .33     $      .33

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)


On May 5, 1999, we declared a 5% common stock dividend to shareholders of record on May 25, 1999. Accordingly, all common stock share data have been adjusted to include the effect of the stock dividend.

5. We operate primarily in the property/casualty insurance industry. There are intersegment management fees and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

                                                                                JUNE 30, 2000
                                       ---------------------------------------------------------------------------------------------
                                       PROPERTY/                 WORKERS                     MUNICIPAL
                                        CASUALTY     TITLE     COMPENSATION     INSURANCE      CODE           ALL       CONSOLIDATED
                                       INSURANCE     AGENCY    ADMINISTRATION    AGENCY     PUBLISHING       OTHER         TOTALS
                                       ---------------------------------------------------------------------------------------------
Revenues from external customers ..    $13,801,925  $115,724      $322,904     $  108,124   $  769,963    $    1,029   $15,119,669
Intersegment revenues .............          2,940        --            --        443,770           --        24,620       471,330
Interest revenue ..................        770,108        --            --             27           --        26,703       796,838
Interest expense ..................          3,259        90            --             40           --       176,605       179,994
Depreciation and amortization .....         33,407       419         1,764         53,774       14,501        26,571       130,436
Segment profit (loss) .............      3,077,901   (37,138)       20,277        275,813      128,393      (182,053)    3,283,193
Income tax expense (benefit) ......        892,438        --         6,931        111,033       47,082      (212,552)      844,932
Segment assets ....................     41,820,737        --       179,689      2,687,149    1,488,363     4,148,353    50,324,291


                                                                    JUNE 30, 1999
                                   ------------------------------------------------------------------------------
                                                                       WORKERS
                                   PROPERTY/CASUALTY     TITLE       COMPENSATION       ALL          CONSOLIDATED
                                       INSURANCE         AGENCY      ADMINISTRATION    OTHER            TOTALS
                                   ------------------------------------------------------------------------------
Revenues from external customers..     $13,070,834     $1,161,460      $261,223      $      609      $14,494,126
Intersegment revenues ............           4,740             --            --           5,220            9,960
Interest revenue .................         645,538             --            --          11,475          657,013
Interest expense .................           2,300          1,402            29          78,966           82,697
Depreciation and amortization ....          33,685         30,657         2,356          28,455           95,153
Segment profit (loss) ............       3,426,340         28,225       (38,793)       (479,755)       2,936,017
Income tax expense (benefit) .....       1,030,420         11,028            --        (179,164)         862,284
Segment assets ...................      37,475,794        924,405       189,983       3,483,838       42,074,020

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)

                                                 -----------------------------
                                                   JUNE 30           JUNE 30
                                                    2000               1999
                                                 -----------------------------
REVENUES
--------

Total revenues for reportable segments .....     $15,119,669       $14,494,126
Interest revenue ...........................         796,838           657,013
Elimination of intersegment revenues .......        (471,330)           (9,960)
                                                 -----------       -----------
Total consolidated revenues ................     $15,445,177       $15,141,179
                                                 ===========       ===========

PROFIT
------

Total profit for reportable segments .......     $ 3,465,246       $ 3,415,772
Other loss .................................        (182,053)         (479,755)
Elimination of intersegment profits ........        (471,330)           (9,960)
                                                 -----------       -----------
Income before income taxes .................     $ 2,811,863       $ 2,926,057
                                                 ===========       ===========

ASSETS
------

Total assets for reportable segments .......     $46,175,938       $38,590,182
Other assets ...............................       4,148,353         3,483,838
Elimination of intersegment receivables ....      (1,563,293)       (1,533,413)
                                                 -----------       -----------
Consolidated assets ........................     $48,760,998       $40,540,607
                                                 ===========       ===========

5. On August 16, 1999, the Board of Directors adopted a common share repurchase program. The program allows the Company to repurchase, from time to time, up to a total of 500,000 of its common shares. The program will expire on December 31, 2000. As of June 30, 2000, we have repurchased 365,070 shares at an average price per share of $4.74 under this program. Repurchases have been and will continue to be funded by cash flows from operations.

6. On January 24, 2000, we sold 85.4% of our 100 shares of Custom Title Services, Inc. for $350,000 in the form of a promissory note. The note bears interest at the prime rate, payable quarterly commencing March 1, 2000, and is payable as to principal quarterly commencing March 1, 2002. We contributed the remaining 14.6 shares of Custom Title in consideration of a 10% capital investment of $60,000 in the acquiring company. The carrying amount of the investment is a reasonable estimate of fair value. In connection with the sale transaction, we loaned $91,000 to the acquiring company. The associated promissory note provides for interest at the prime rate and is payable in full as to interest and principal on February 1, 2001.

7. On July 19, 1999, we entered into an Agreement and Plan of Merger with Westford Group, Inc., an Ohio corporation ("Westford"), whereby Westford would be merged with and into Bancinsurance. On February 29, 2000, the shareholders of Westford approved the merger. We paid the Westford shareholders cash in the amount of $.70 per share for each share of Westford common stock, without par value. The total amount of the merger consideration paid by us was $958,094. We paid the merger consideration from existing cash reserves. Immediately following the new merger, Westford was dissolved and Westford's wholly-owned subsidiary, American Legal Publishing Corporation ("ALPC") became the surviving entity as a wholly-owned subsidiary of Bancinsurance. ALPC offers a wide range of publishing services including information management, document imaging, and electronic publishing solutions for state and local governments. They currently publish, supplement and distribute codes of ordinances for over 1,000 municipalities. The merger was accounted for as a purchase and, accordingly, our financial statements reflect them from the date of acquisition. The excess of the fair value of net assets acquired over the purchase price of approximately $440,780 was allocated to a database acquired. Pro forma data for the merger is not included as the effect is not material to the Company's financial statements. The database is comprised of the municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of twenty years reflecting the long-lived nature of the municipal codes.

9. Included in other income is a $900,000 payment received in May 2000, in connection with the settlement of a dispute with an unaffiliated party.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancinsurance Corporation is a specialty property insurance holding company. Our principal sources of revenue are premiums paid by insureds for insurance policies issued by our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Premium volume principally is earned as written due to the nature of the monthly policies issued by us. Our principal costs are losses and loss adjustment expenses. The principal factor in determining the level of our profit is the difference between these premiums earned and losses and loss adjustment expenses incurred.

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

During 1993, BCIS Services, Inc. was incorporated as our wholly-owned subsidiary. BCIS Services provides workers' compensation professional administration and cost control services to employers who self-insure this obligation. BCIS Services derives its revenues principally from claims administration fees. On August 25, 1999, we acquired Paul Boardway and Associates, Inc. Paul Boardway and Associates is a property/casualty insurance agency serving lending institutions and derives its revenues principally from commission fees. On February 29, 2000, American Legal Publishing Corporation became a wholly-owned subsidiary through a merger. American Legal Publishing's primary business consists of the codification of municipal and county codes of ordinances and the supplementing thereof.

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                      ------------------------
                                                      Period to Period Increase
                                                      Six Months Ended June 30,
                                                      ------------------------
                                                              1999-2000
                                                      ------------------------
                                                        Amount         % Change
                                                      ------------------------
Premiums written ............................         $(418,049)          (2.9)%
Net premiums earned .........................          (263,864)          (2.1)%
Net investment income .......................           (82,501)         (10.2)%
Total revenue ...............................           303,998            2.0%
Loss and loss adjustment expense,
 net of reinsurance recoveries ..............           106,958            1.5%
Operating expense ...........................           213,937            4.4%
Interest expense ............................            97,297          117.7%
Operating income ............................          (114,194)          (3.9)%
Net income ..................................         $ (96,842)          (4.7)%

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company ("Ohio Indemnity), a consolidated subsidiary, on both a statutory and GAAP basis for the six months ended June 30:

                                                        2000               1999
                                                        -----------------------
Statutory:
  Loss ratio .............................              61.8%              59.6%
  Expense ratio ..........................              26.6%              22.2%
                                                        ----               ----
  Combined ratio .........................              88.4%              81.8%
                                                        ====               ====
GAAP:
  Loss ratio .............................              61.8%              59.6%
  Expense ratio ..........................              25.6%              19.8%
                                                        ----               ----
  Combined ratio .........................              87.4 %             79.4%
                                                        ====               ====

Investments of Ohio Indemnity's assets are restricted to the investments permitted by Ohio's insurance laws. Our overall investment policy is determined by our Board of Directors and is reviewed periodically. We principally invest in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from these investments is tax-exempt and these investments have generally resulted in favorable net yields. We have the ability and intent to hold our held to maturity fixed income securities to maturity or the applicable put date, and as a result we carry our held to maturity fixed income securities at amortized cost for GAAP purposes. As our fixed income securities mature, there can be no assurance that we will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

JUNE 30, 2000 AS COMPARED TO JUNE 30, 1999
------------------------------------------

Premiums Written; Premiums Earned. Premiums written for the six months ended June 30, 2000 decreased 2.9% from $14,329,206 at June 30, 1999 to $13,911,157, while premiums earned decreased 2.1% from $12,279,045 at June 30, 1999 to $12,015,181 at June 30, 2000. Premiums written increased 2.2% for the three months ended June 30, 1999 versus June 30, 2000, respectively, while premiums earned decreased 2.7% for the same second quarter comparables. Premiums written for Ultimate Loss Insurance increased 3.3% from $10,003,606 in the first six months of 1999 to $10,329,318 in the first six months of 2000. Premiums earned from Ultimate Loss Insurance remained relatively constant from $9,983,611 in the first six months of 1999 to $9,933,917 in the first six months of 2000. Premiums written for Ultimate Loss Insurance increased 2.8% for the three months ended June 30, 1999 versus 2000. Premiums earned for Ultimate Loss Insurance decreased 2.5% for the same second quarter comparables. Premiums written increased for both the six month and second quarter comparables primarily due to acquisition and lending activities of existing policyholders and financial institutions added as customers. Premiums written for the Bonded Service program decreased 24.9% from $4,278,605 for the six months ended June 30, 1999 versus $3,214,432 in 2000, while premiums earned from the Bonded Service program decreased 24.5% from $2,365,166 to $1,786,764 during the first half of 1999 and 2000, respectively. Premiums written and earned for the Bonded Service program decreased for the three and six months ended June 30, 1999 versus 2000. The decreases in premiums written and premiums earned on the Bonded Service program were primarily attributable to a reduction in premium associated with a decline in risk exposure resulting from higher deductibles on two significant policies and the loss of a trust.

Net Investment Income. Net investment income decreased 10.2% from $809,197 in the first six months of 1999 to $726,696 in the first six months of 2000, and decreased 14.7% from $398,067 to $339,710 in the three months ended June 30, 1999 and 2000, respectively. These decreases were due to realized investment losses which were $116,593 and $89,284 in the first six months

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


and second quarter of 2000, respectively, compared to realized investment gains of $113,444 and $36,599 in the first six months and second quarter of 1999, respectively.

Codification and Subscription Fees. Codification and subscription fees generated by our American Legal Publishing subsidiary accounted for $769,963 and $599,702 of the revenues for the six months and three months ended June 30, 2000.

Claims Administration Fees. Claims administration fees generated by our BCIS Services subsidiary accounted for $261,223 of the revenues for the first six months of 1999 and $322,904 in the first six months of 2000. Claims administration fees accounted for $123,591 and $121,831 of the revenues for the three months ended June 30, 1999 and 2000, respectively. The six month increase of $61,681 was attributable to claims processing and servicing responsibilities provided to two clients acquired by BCIS Services during the second half of 1999. The second quarter claims administration fees remained relatively constant due to a decline in claims administration services to a new client.

Title and Appraisal Fees. Title Services and appraisal fees generated by our Custom Title Services subsidiary accounted for $1,161,660 and $115,724 of the revenues during the first half of 1999 and 2000, respectively. On January 24, 2000, we sold Custom Title. See Note 7 to our Consolidated Financial Statements.

Management Fees. Management fees decreased from $579,198 during the six months ended June 30, 1999 to $446,556 in the six months ended June 30, 2000. Management fees decreased from $318,334 for the three months ended June 30, 1999 to $71,885 for the three months ended June 30, 2000. The decrease was attributable to recognition of less favorable results from a closed year of operations of the Bonded Service program. We expect management fees to vary from year to year depending on claims experience in the Bonded Service program.

Commission Fees. Net commission fees generated by our Paul Boardway and Associates subsidiary accounted for $107,101 and $41,854 of revenues during the six and three months ended June 30, 2000. Paul Boardway and Associates was acquired by us during the third quarter of 1999.

Other income. Other income increased by $890,196 to $941,052 for the six months ended June 30, 2000, as compared to $50,856 for the six months ended June 30, 1999. Other income increased by $870,928 to $901,969 for the three months ended June 30, 2000 from $41,041 for the three months ended June 30, 1999. This increase is attributable to other income of $900,000 received by us in the second quarter of 2000 in settlement of a dispute with an unaffiliated party.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $7,313,701, or 59.6% of net premiums earned during the first six months of 1999 versus $7,420,659, or 61.8% of net premiums earned during the first six months of 2000. Losses and loss adjustment expenses totaled $3,752,384 or 58.6% of net premiums earned during the second quarter of 2000 versus $3,591,085, or 54.6% of net premiums earned during the second quarter of 1999. Loss and loss adjustment expenses for the Ultimate Loss Insurance program remained relatively constant from $6,933,495 during the six months ended June 30, 1999 to $6,906,158 during the six months ended June 30, 2000. Losses and loss adjustment expenses for the Ultimate Loss Insurance program remained relatively constant from $3,526,619 during the three months ended June 30, 1999 to $3,493,066 during the three months ended June 30, 2000. Losses and loss adjustment expenses for the Bonded Service program decreased 69.6% from $102,639 in 1999 to $31,200 in 2000 primarily due to favorable loss experience on reserves for prior accident years, and further complemented by a decrease in the loss and loss adjustment expense ratio for losses and loss adjustment expenses occurring in the current accident year.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense and general and administrative expenses. Operating expense increased 4.4% from $4,818,724 for the six months ended June 30, 1999 compared with $5,032,661 during the six months ended June 30, 2000. Operating expense decreased 1.6% from $2,775,562 to $2,732,376 during the three months ended June 30, 1999 and 2000, respectively. Commission expense decreased 19.5% from $1,878,641 for

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the six months ended June 30, 1999 to $1,511,675 for the six months ended June 30, 2000. Commission expense decreased 11.7% from $1,025,940 to $906,001 in the second quarter, primarily due to the elimination of intersegment commission expense of $443,771 and $235,937 for the first half and second quarter of 2000, respectively, incurred in connection with our Paul Boardway and Associates subsidiary. Prior to August 25, 1999, Paul Boardway and Associates was an unaffiliated independent insurance agency. Subsequent to the acquisition, all intercompany commission transactions and balances have been eliminated in consolidation. Other insurance operating expenses increased 52.3% from $1,092,570 in the first six months of 1999 to $1,664,324 in the first six months of 2000 and increased 32.8% from $664,331 to $882,084 during the three months ended June 30, 1999 and 2000, respectively, primarily due to increases in allocable salaries and related benefits, computer consulting services, legal and insurance department licenses and fees. General and administrative expenses remained relatively constant from $1,847,513 in the first six months of 1999 to $1,856,662 in the first six months of 2000. General and administrative expenses decreased 13.0% from $1,085,291 to $944,291 in the second quarter of 1999 versus 2000, respectively, primarily due to decreases in salaries and related benefits, shareholder expense, rent and insurance. BCIS Services incurred operating expenses of $300,016 in the first six months of 1999 compared with $302,749 during the first six months of 2000 and decreased 11.6% from $147,506 during the second quarter of 1999 to $130,452 during the second quarter of 2000. Custom Title discontinued business operations under our ownership January 24, 2000. Paul Boardway and Associates incurred operating expenses of $276,108 during the six months ended June 30, 2000 and $124,113 in the second quarter of 2000. American Legal Publishing incurred operating expenses of $641,816 and $501,198 for the six months and three months ended June, 2000, respectively.

Interest Expense. Interest expense increased from $82,697 in the first six months of 1999 to $179,994 in the first six months of 2000 and increased from $41,840 for the three months ended June 30, 1999 versus $85,467 for the three months ended June 30, 2000 due to higher borrowing levels on our revolving credit line and increases in the prime rate.

Federal Income Taxes. Federal income taxes decreased 2.0% from $862,284 in the first six months of 1999 and $844,932 in the first six months of 2000 and increased 20.2% from $493,692 to $593,217 in the second quarter, respectively. The effective consolidated income tax rate was 29.5% for the quarter ended June 30, 1999 and 30.0% for the quarter ended June 30, 2000.

Statutory Combined Ratios. The change in the statutory combined ratio from 81.8% at June 30, 1999 to 88.4% June 30, 2000 was an anticipated increase in the loss ratio due to management's continuing emphasis on larger accounts in the Ultimate Loss Insurance program.

DISCONTINUED PRODUCTS
On January 24, 2000, we entered into an agreement for the sale of Custom Title Services, Inc. as part of an overall strategy to focus on historically profitable core lines of business. Our management does not expect this transaction to have a material adverse effect on our operating results.

LIQUIDITY AND CAPITAL RESOURCES
We are an insurance holding company whose principal asset is the stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet our liquidity requirements, including debt service obligations. We have a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2000 from Ohio Indemnity, absent regulatory consent, is $3,644,602.

Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equaled $4,222,226 and $3,157,619 for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by (used in) financing activities was $1,060,374 for the six months ended June 30, 2000 and $(250,464) for the six months ended June 30, 1999. Net cash used in our investing activities was $466,103 and $3,743,883 for the six months ended June 30, 2000 and 1999, respectively.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

BCIS Services derives its funds principally from claims administration fees, American Legal Publishing from codification and subscription fees and Paul Boardway and Associates from commission fees which are sufficient to meet their respective operating obligations. Our Company has pursued selected growth opportunities to build upon existing strengths and industry experience. As each business segment is continually evaluated with goals of increased revenue and profitability, management will reposition assets to those areas which contribute to our overall financial objectives.

Our balance sheet liquidity remains favorable as evidenced by invested assets that significantly exceed liabilities. The liquidity position has been enhanced by positive underwriting and favorable loss experience.

We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet anticipated payment obligations without being required to liquidate intermediate-term and long-term investments through the next twelve months. Due to the nature of the risks we insure, losses and loss adjustment expenses emanating from our policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe that we can estimate our cash needs to meet our loss and expense payment obligations through the next twelve months.

Our investments at June 30, 2000 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at June 30, 2000 amounted to $12,250,632 or 31.4% of total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $726,696 and $809,197 for the six months ended June 30, 2000 and 1999, respectively.

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

Our Company has produced favorable equity growth over the past year, driven by operating earnings which were tempered by our stock repurchase program. Management believes we are sufficiently capitalized to support future business growth.

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on these programs for any claims filed and for an estimate of incurred but not reported losses. These reserves were $193,000 and $226,250 at June 30, 2000 and 1999, respectively.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and how those exposures are currently managed as of June 30, 2000. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of June 30, 2000 was $31,800,863, 66.7% of which is invested in fixed maturity securities and 15.8% of which is invested in short-term securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. Our exposure to equity risk is not significant. We have no foreign exchange risk or direct commodity risk.

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

FACTORS TO CONSIDER FORWARD LOOKING
Going forward, management will consider underwriting, acquisition and investment opportunities which fit our strategy of penetrating niche markets. These decisions will be in areas where management feels they have an understanding of the underwriting and inherent risks. Management is intent on adding independent agents to expand our market presence. We will further concentrate on penetrating larger financial institutions for collateral protection insurance and expanding financial institution programs to include mortgage collateral insurance. Opportunities will be considered for underwriting additional non-profit organizations as they continue to consolidate into national trusts and seek to retain and transfer their unemployment claim exposure.

On January 24, 2000, we entered into an agreement for the sale of Custom Title Services, Inc. as part of an overall strategy to focus on historically profitable core lines of business. On February 29, 2000, we acquired Westford Group, Inc. Management expects neither of these transactions will have a material adverse effect on our operating results.

TRENDS
Management does not know of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material adverse effect on our liquidity, capital resources or results of operations.

Our results of operations have varied from quarter to quarter principally because of fluctuations in underwriting results. Our experience indicates that more loans for automobile purchases are financed during summer months due to seasonal consumer buying habits. Codification and subscription fees vary principally because of fluctuations in production. Sales typically increase during the second and third quarters as a result of sales to basic code subscribers. We expect that such quarterly fluctuations may lessen as the percentage of our new sales are made to clients with fiscal years other than December 31, although there can be no assurance that this will occur.

FORWARD-LOOKING INFORMATION
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Shareholders are cautioned not to put undue

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


reliance on forward-looking statements. In addition, we do not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating IBNR claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet our claims obligations. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in our results of operations. Our independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 1999, were reasonable.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk".

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 30, 2000 for the purpose of electing six directors to serve one year terms expiring in 2001.

The number of votes cast for or against each candidate is as follows:

                                         VOTES FOR      VOTES WITHHELD
                                         ---------      --------------
         John S. Sokol                   5,098,226          30,544
         Si Sokol                        5,116,850          11,920
         James R. Davis                  5,114,750          14,020
         Daniel D. Harkins               5,116,850          11,920
         Milton O. Lustnauer             5,054,330          74,440
         Saul Sokol                      5,054,330          74,440

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              Item 27 Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              A Form 8-K was filed by us as of June 20, 2000. A Form 8-K/A was filed by us as of June 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BANCINSURANCE CORPORATION
                                                  -------------------------
                                                         (Company)





Date:          August 11, 2000           By:             Si Sokol
     --------------------------------       ------------------------------------
                                                         Si Sokol
                                            Chairman and Chief Executive Officer
                                                (Principal Executive Officer)




Date:          August 11, 2000           By:             Sally Cress
     --------------------------------       ------------------------------------
                                                         Sally Cress
                                                  Treasurer and Secretary
                                                 (Principal Financial and
                                                     Accounting Officer)