Form 10-Q
period 2000-09-30
BANCINSURANCE CORP
filed 2000-11-08
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 2000           Commission File Number 0-8738
                 ----------------------       ---------------------------------

                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                                31-0790882
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)


  20 East Broad Street, Columbus, Ohio                             43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code              (614) 228-2800
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
                                                            YES   X     NO
                                                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                              Outstanding at September 30, 2000
-------------------------------                ---------------------------------
Common stock, without par value                             5,875,113

                                        BANCINSURANCE CORPORATION
                                             AND SUBSIDIARIES

                                                  INDEX
                                                  -----

                                                                                                 Page No.

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of
         September 30, 2000 (unaudited) and December 31, 1999........................................3

    Consolidated Statements of Income for the three months and nine months ended September 30, 2000 and 1999 (unaudited)...................................5


    Consolidated Statements of Comprehensive Income for the
         three months and nine months ended September 30, 2000 and
         1999 (unaudited)............................................................................6


    Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2000 and 1999 (unaudited)...................................7


    Notes to Consolidated Financial Statements (unaudited)...........................................8


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............................................12

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk................................................................................19


PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings ...................................................................Not Applicable

  Item 2. Changes in Securities and Use of Proceeds............................................Not Applicable

  Item 3. Default Upon Senior Securities.......................................................Not Applicable

  Item 4. Submission of Matters to a Vote of Security Holders .................................Not Applicable

  Item 5. Other Information ...................................................................Not Applicable

  Item 6. Exhibits and Reports on Form 8-K...........................................................19

  Signatures.........................................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                                              BANCINSURANCE CORPORATION
                                                  AND SUBSIDIARIES

                                             Consolidated Balance Sheets

                                                                                    September 30,       December 31,
Assets                                                                                  2000                1999
------                                                                              -------------       ------------
                                                                                     (Unaudited)          (Note 2)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value $5,298,388 in 2000 and
         $4,897,428 in 1999) ...................................................     $ 5,280,827        $ 4,902,028


     Available for sale:
       Fixed maturities, at fair value (amortized cost  $14,371,341 in 2000
         and $16,091,394 in 1999) ..............................................      14,192,520         15,649,618

       Equity securities, at fair value (cost $4,949,464 in 2000 and
         $4,409,620 in 1999) ...................................................       6,104,084          5,059,639

     Short-term investments, at cost which approximates fair value .............       3,612,512          4,254,006

     Securities purchased under agreements to resell ...........................       1,775,926          2,393,198
                                                                                     -----------        -----------

                        Total investments ......................................      30,965,869         32,258,489
                                                                                     -----------        -----------


Cash ...........................................................................       7,968,101          2,401,312
Premiums receivable ............................................................       2,467,768          2,213,278
Accounts receivable, net of allowance for doubtful accounts ....................         442,881            459,684
Reinsurance receivable .........................................................           1,500              2,250
Reinsurance recoverable on paid losses .........................................          30,493               --
Prepaid reinsurance premiums ...................................................          94,400             80,420
Deferred policy acquisition costs ..............................................         489,807            219,193
Estimated earnings in excess of billings on uncompleted
     codification contracts ....................................................         156,393               --
Loans to affiliates ............................................................       1,271,039            635,420
Land and building, net .........................................................          35,508             38,288
Furniture, fixtures and leasehold improvements, net ............................         158,493            255,369
Excess of investment over net assets of subsidiaries, net ......................       2,661,900          2,932,701
Intangible asset, net ..........................................................         427,926               --
Accrued investment income ......................................................         326,079            338,117
Deferred federal income taxes ..................................................            --              324,114
Other assets ...................................................................         374,437            289,478
                                                                                     -----------        -----------
                        Total assets ...........................................     $47,872,594        $42,448,113
                                                                                     ===========        ===========

                                                                     (Continued)

                                              BANCINSURANCE CORPORATION
                                                   AND SUBSIDIARIES

                                        Consolidated Balance Sheets, Continued

                                                                                    September 30,        December 31,
Liabilities and Shareholders' Equity                                                    2000                 1999
------------------------------------                                                -------------        ------------
                                                                                     (Unaudited)           (Note 2)

Reserve for unpaid losses and loss adjustment expenses .........................     $ 5,452,166         $ 5,272,601
Unearned premiums ..............................................................       2,638,330           2,430,776
Contract funds on deposit ......................................................       2,162,805           2,272,177
Reinsurance premiums payable ...................................................          41,252              12,211
Note payable to bank ...........................................................       4,765,000           5,145,000
Acquisition liability ..........................................................         202,946             619,114
Taxes, licenses, and fees payable ..............................................         144,221             177,357
Return premiums payable ........................................................       2,065,081              83,524
Federal income taxes payable ...................................................         572,759              90,068
Deferred federal income taxes ..................................................         193,039                --
Commissions payable ............................................................         456,410             681,732
Billings in excess of estimated earnings on uncompleted
     codification contracts ....................................................          67,678                --
Other ..........................................................................         934,056             470,264
                                                                                     -----------         -----------

              Total liabilities ................................................      19,695,743          17,254,824
                                                                                     -----------         -----------

Commitments and contingent liabilities .........................................            --                  --

Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or
          outstanding ..........................................................            --                  --
       Class B Serial Preference shares without par value;
          authorized 98,646 shares; no shares issued or
          outstanding ..........................................................            --                  --
     Common stock without par value; authorized 20,000,000
       shares; 6,170,341 shares issued .........................................       1,794,141           1,794,141
     Additional paid-in capital ................................................       1,336,805           1,442,773
     Accumulated other comprehensive income ....................................         644,027             137,440
     Retained earnings .........................................................      25,753,018          22,546,355
                                                                                     -----------         -----------
                                                                                      29,527,991          25,920,709

     Less: Treasury stock, at cost (295,228 and 147,292
         common shares, respectively) ..........................................      (1,351,140)           (727,420)
                                                                                     -----------         -----------

              Total shareholders' equity .......................................      28,176,851          25,193,289
                                                                                     -----------         -----------


              Total liabilities and shareholders' equity .......................     $47,872,594         $42,448,113
                                                                                     ===========         ===========

See accompanying notes to consolidated financial statements.

                                                   BANCINSURANCE CORPORATION
                                                       AND SUBSIDIARIES

                                               Consolidated Statements of Income
                                                          (Unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                            2000               1999                2000                1999
                                                         ----------         ----------         -----------         -----------
Income:
   Premiums written ................................     $5,201,194         $6,388,893         $19,112,351         $20,718,099
   (Increase) decrease in unearned premiums ........      1,538,895            725,471            (242,852)         (1,265,909)
                                                         ----------         ----------         -----------         -----------
   Premiums earned .................................      6,740,089          7,114,364          18,869,499          19,452,190
   Premiums ceded ..................................        (59,138)           (18,249)           (173,367)            (77,030)
                                                         ----------         ----------         -----------         -----------
         Net premiums earned .......................      6,680,951          7,096,115          18,696,132          19,375,160

   Investment income (net of expenses for nine
     months of $67,285 and $77,742, respectively) ..        407,243            384,522           1,250,532           1,080,275
   Net realized gain (loss) on investments .........        (60,399)            49,650            (176,992)            163,094
   Codification and subscription fees ..............        565,219               --             1,335,182                --
   Claims administration fees ......................        104,132            154,292             427,036             415,515
   Title and appraisal fees ........................           --              690,318             115,724           1,851,978
   Management fees .................................         75,147            285,504             521,703             864,702
   Commission fees .................................         22,262             50,054             129,363              50,054
   Other income ....................................          9,301             20,529             950,353              71,385
                                                         ----------         ----------         -----------         -----------
         Total revenue .............................      7,803,856          8,730,984          23,249,033          23,872,163
                                                         ----------         ----------         -----------         -----------

Losses and operating expenses:
   Losses and loss adjustment expenses .............      3,625,605          4,705,565          11,092,231          12,019,266
   Reinsurance recoveries ..........................          4,758               --               (41,209)               --
   Commission expense ..............................        911,534          1,054,455           2,423,209           2,933,096
   Other insurance operating expenses ..............        705,219            619,139           2,369,543           1,711,709
   General and administrative expenses .............        644,972            864,355           2,501,634           2,711,868
   Interest expense ................................         52,554             37,210             232,548             119,907
                                                         ----------         ----------         -----------         -----------
         Total expenses ............................      5,944,642          7,280,724          18,577,956          19,495,846
                                                         ----------         ----------         -----------         -----------

         Income before federal income taxes ........      1,859,214          1,450,260           4,671,077           4,376,317

Federal income tax expense .........................        619,481            415,317           1,464,413           1,277,601
                                                         ----------         ----------         -----------         -----------

         Net income ................................     $1,239,733         $1,034,943         $ 3,206,664         $ 3,098,716
                                                         ==========         ==========         ===========         ===========



Basic and diluted earnings per share ...............     $      .21         $      .17         $       .54         $       .50
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

                                                      BANCINSURANCE CORPORATION
                                                          AND SUBSIDIARIES

                                           Consolidated Statements of Comprehensive Income
                                                             (Unaudited)

                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                                2000          1999            2000          1999
                                                                             ----------    ----------      ----------    ----------
Net income ...............................................................   $1,239,733    $1,034,943      $3,206,664    $3,098,716

Other comprehensive income:
      Unrealized holding gains (losses) arising
      during the nine month period, net of income tax
      (benefit) expense of $260,969 and $(281,010),
      respectively .......................................................      365,045      (314,337)        506,587      (547,223)
                                                                             ----------    ----------      ----------    ----------

Comprehensive income .....................................................   $1,604,778    $  720,606      $3,713,251    $2,551,493
                                                                             ==========    ==========      ==========    ==========

See accompanying notes to consolidated financial statements.

                                                  BANCINSURANCE CORPORATION
                                                      AND SUBSIDIARIES

                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                2000                 1999
                                                                                            ------------         -----------
Cash flows from operating activities:
   Net income .........................................................................     $  3,206,664         $ 3,098,716
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized gain on disposal of subsidiary .....................................          (35,311)               --
      Net realized (gain) loss on investments .........................................          176,992            (163,094)
      Net realized loss on disposal of equipment ......................................              798                 628
      Net realized loss on debt forgiveness ...........................................           30,000                --
      Depreciation and amortization ...................................................          199,370             164,395
      Deferred federal income tax expense .............................................          255,882              96,535
      Change in premiums receivable ...................................................         (254,490)           (553,148)
      Change in accounts receivable ...................................................          795,425            (144,595)
      Change in other assets ..........................................................         (672,899)           (991,934)
      Change in reserve for unpaid losses and loss adjustment expenses ................          179,565           2,269,114
      Change in unearned premiums .....................................................          207,554           1,265,908
      Change in return premium payable ................................................        1,981,557              53,370
      Change in other liabilities .....................................................          100,721            (617,637)
                                                                                            ------------         -----------
         Net cash provided by operating activities ....................................        6,171,828           4,478,258
                                                                                            ------------         -----------
Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities due to redemption or maturity .....          996,905             215,000
   Proceeds from available for sale: fixed maturities sold, redeemed and matured ......        4,113,784           3,847,756
   Proceeds from available for sale equity securities sold ............................        3,340,660           3,569,511
   Cost of investments purchased:
      Held to maturity: fixed maturities ..............................................         (986,990)           (200,000)
      Available for sale: fixed maturities ............................................       (2,832,558)         (7,916,695)
      Equity securities ...............................................................       (4,044,652)         (3,889,755)
   Net decrease in short-term investments .............................................          641,494             218,350
   Net (increase) decrease in securities purchased under agreements to resell .........          617,272            (478,789)
   Cash used in purchase of subsidiary ................................................         (958,094)         (1,500,000)
   Other ..............................................................................          (83,171)           (215,711)
                                                                                            ------------         -----------
         Net cash provided by (used in) investing activities ..........................          804,650          (6,350,333)
                                                                                            ------------         -----------
Cash flows from financing activities:
   Proceeds from note payable to bank .................................................       12,665,000           7,200,000
   Repayments of note payable to bank .................................................      (13,045,000)         (6,250,000)
   Proceeds from stock options exercised ..............................................           37,563                --
   Acquisition of treasury stock ......................................................       (1,067,252)           (231,760)
   Dividends paid .....................................................................             --                  (464)
                                                                                            ------------         -----------
         Net cash provided by (used in) financing activities ..........................       (1,409,689)            717,776
                                                                                            ------------         -----------
Net increase (decrease) in cash .......................................................        5,566,789          (1,154,299)
                                                                                            ------------         -----------
Cash at December 31 ...................................................................        2,401,312           4,582,168
                                                                                            ------------         -----------
Cash at September 30 ..................................................................     $  7,968,101         $ 3,427,869
                                                                                            ============         ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest ...........................................................................     $    208,789         $   113,998
                                                                                            ============         ===========
   Income taxes .......................................................................     $    745,000         $ 1,500,000
                                                                                            ============         ===========
Supplemental schedule of non-cash investing activities:
   Common stock issued in purchase acquisition ........................................          300,000                --
   Common stock received in debenture conversion ......................................             --                50,000

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheets as of September 30, 2000, the Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2000 and 1999, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by us without an audit. In the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 2000 and for all periods presented have been made.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results of operations for the full year.

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

4. Supplemental Disclosure For Earnings Per Share

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                     2000              1999              2000              1999
                                                  ----------        ----------        ----------        ----------
Net income ..................................     $1,239,733        $1,034,943        $3,206,664        $3,098,716
                                                  ----------        ----------        ----------        ----------
Weighted average common shares outstanding ..      5,844,241         6,129,291         5,906,678         6,133,195

Adjustments for dilutive securities:
Dilutive effect of outstanding options ......         17,583            84,033            20,134            86,108
                                                  ----------        ----------        ----------        ----------
Diluted common shares .......................      5,861,824         6,213,324         5,926,812         6,219,303
                                                  ==========        ==========        ==========        ==========

Basic and diluted earnings per share ........     $      .21        $      .17        $      .54        $      .50

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

                                                                            SEPTEMBER 30, 2000
                                     -----------------------------------------------------------------------------------------------
                                      Property/                   Workers                    Municipal
                                      Casualty      Title      Compensation     Insurance       Code          All       Consolidated
                                      Insurance     Agency    Administration      Agency     Publishing      Other         Totals
                                     -----------------------------------------------------------------------------------------------
Revenues from external customers ..  $20,680,665  $ 115,724       $427,036      $  129,363   $1,335,182   $     5,850    $22,693,820
Intersegment revenues .............        4,410       --             --           571,258         --          50,930        626,598
Interest revenue ..................    1,135,719       --             --                53         --          46,039      1,181,811
Interest expense ..................        5,724         90           --                40         --         226,694        232,548
Depreciation and amortization .....       47,252        419          2,746          80,661       26,777        41,515        199,370
Segment profit (loss) .............    4,870,005    (37,138)       (29,844)        330,521      194,203       (30,072)     5,297,675
Income tax expense (benefit) ......    1,475,562       --             --           138,483       71,800      (221,432)     1,464,413
Segment assets ....................   42,110,387       --          127,963       2,486,980    1,496,997     2,963,237     49,185,564

                                                                      SEPTEMBER 30, 1999
                                     ----------------------------------------------------------------------------------
                                      Property/                   Workers
                                      Casualty      Title      Compensation     Insurance        All       Consolidated
                                      Insurance     Agency    Administration      Agency        Other         Totals
                                     ----------------------------------------------------------------------------------
Revenues from external customers..   $20,558,117  $1,851,778      $415,515      $  209,115   $       70     $23,034,595
Intersegment revenues.............         7,110        --            --           158,974        7,830         173,914
Interest revenue..................       990,232        --            --              --         21,250       1,011,482
Interest expense..................         3,915       1,928            29            --        114,035         119,907
Depreciation and amortization.....        46,699      47,614         3,528          17,518       49,036         164,395
Segment profit (loss).............     4,745,569      35,971       (24,194)        130,620     (337,735)      4,550,231
Income tax expense (benefit)......     1,400,063      14,452          --            50,242     (187,156)      1,277,601
Segment assets....................    37,146,588     938,961       238,129       2,296,128    3,457,432      44,077,238

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)

                                              ---------------------------------
                                              September 30,       September 30,
                                                  2000                1999
                                              ---------------------------------
Revenues
--------

Total revenues for reportable segments ...     $22,693,820         $23,034,595
Interest revenue .........................       1,181,811           1,011,482
Elimination of intersegment revenues .....        (626,598)           (173,914)
                                               -----------         -----------
Total consolidated revenues ..............     $23,249,033         $23,872,163
                                               ===========         ===========

Profit
------

Total profit for reportable segments .....     $ 5,327,747         $ 4,887,966
Other loss ...............................         (30,072)           (337,735)
Elimination of intersegment profits ......        (626,598)           (173,914)
                                               -----------         -----------
Income before income taxes ...............     $ 4,671,077         $ 4,376,317
                                               ===========         ===========

Assets
------

Total assets for reportable segments .....     $46,222,327         $40,619,806
Other assets .............................       2,963,237           3,457,432
Elimination of intersegment receivables ..      (1,312,970)         (1,440,603)
                                               -----------         -----------
Consolidated assets ......................     $47,872,594         $42,636,635
                                               ===========         ===========

6. On August 16, 1999, the Board of Directors adopted a common share repurchase program. The program allows the Company to repurchase, from time to time, up to a total of 500,000 of its common shares. The program will expire on December 31, 2000. As of September 30, 2000, we have repurchased 385,570 shares at an average price per share of $4.71 under this program. Repurchases have been and will continue to be funded by cash flows from operations.

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

8. On July 19, 1999, we entered into an Agreement and Plan of Merger with Westford Group, Inc., an Ohio corporation ("Westford"), whereby Westford would be merged with and into Bancinsurance. On February 29, 2000, the shareholders of Westford approved the merger. We paid the Westford shareholders cash in the amount of $.70 per share for each share of Westford common stock, without par value. The total amount of the merger consideration paid by us was $958,094. We paid the merger consideration from existing cash reserves. Immediately following the new merger, Westford was dissolved and Westford's wholly-owned subsidiary, American Legal Publishing Corporation ("ALPC") became the surviving entity as a wholly-owned subsidiary of Bancinsurance. ALPC offers a wide range of publishing services including information management, document imaging, and electronic publishing solutions for state and local governments. They currently publish, supplement and distribute codes of ordinances for over 1,000 municipalities. The merger was accounted for as a purchase and, accordingly, our financial statements reflect them from the date of acquisition. The excess of the fair value of net assets acquired over the purchase price of approximately $440,780 was allocated to a database acquired. Pro forma data for the merger is not included as the effect is not material to the Company's financial statements. The database is comprised of the municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of twenty years reflecting the long-lived nature of the municipal codes.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)


9. Included in other income is a $900,000 payment received in May 2000, in connection with the settlement of a dispute with an unaffiliated party.

10. On July 11, 2000, the Company entered into an Agreement to Rescind and Release a policy which provided coverage to auto dealers (or agents) who sold auto warranty contracts. The policy rescission resulted in an underwriting gain of $243,000 for the nine months ended September 30, 2000 primarily due to the release of reserves associated with the discontinued program.

11. On October 6, 2000, we sold our wholly-owned subsidiary, BCIS Services, Inc., for $40,000. A $24,625 gain on disposal of subsidiary will be realized in the fourth quarter of 2000. The business operates as a third party administrator specializing in certain workers' compensation programs. Claims administration fees represented 1.8% and 1.7% of our total revenues for the nine months ended September 30, 2000 and 1999, respectively.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Overview
Bancinsurance Corporation is a specialty property insurance holding company. Our principal sources of revenue are premiums paid by insureds for insurance policies issued by our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Premium volume principally is earned as written due to the nature of the monthly policies we issue. Our principal costs are losses and loss adjustment expenses. The principal factor in determining the level of our profit is the difference between these premiums earned, investment income and losses and loss adjustment expenses incurred.

Losses and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. We are required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and incurred but not reported claims. The ultimate liability incurred by us may be different from current reserve estimates.

Losses and loss adjustment expense reserves for incurred but not reported claims are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. We review case and incurred but not reported reserves monthly and make appropriate adjustments.

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

Summary Results

The following table sets forth period to period changes in selected financial data:

                                                                 -------------------------------
                                                                    Period to Period Increase
                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                              1999-2000
                                                                 -------------------------------
                                                                      Amount           % Change
                                                                 -------------------------------
     Premiums written ........................................     $(1,605,748)          (7.8)%
     Net premiums earned .....................................        (679,028)          (3.5)%
     Net investment income ...................................        (169,829)         (13.7)%
     Total revenue ...........................................        (623,130)          (2.6)%
     Losses and loss adjustment expense, net of reinsurance
       recoveries ............................................        (968,244)          (8.1)%
     Operating expense .......................................         (62,287)           (.8)%
     Interest expense ........................................         112,641           93.9%
     Operating income ........................................         294,760            6.7%
     Net income ..............................................         107,948            3.5%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company ("Ohio Indemnity), a consolidated subsidiary, on both a statutory and GAAP basis for the nine months ended September 30:

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations (Continued)
         ---------------------------------------------

                                                               2000        1999
                                                               ----------------
    Statutory:
      Loss ratio.........................................      59.1%       62.0%
      Expense ratio......................................      27.0%       24.1%
                                                               ----        ----
      Combined ratio.....................................      86.1%       86.1%
                                                               ====        ====

    GAAP:
      Loss ratio.........................................      59.1%       62.0%
      Expense ratio......................................      25.4%       23.1%
                                                               ----        ----
      Combined ratio.....................................      84.5%       85.1%
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

Results of Operations

September 30, 2000 as Compared to September 30, 1999

Premiums Written; Premiums Earned. Premiums written for the nine months ended September 30, 2000 decreased 7.8% from $20,718,099 at September 30, 1999 to $19,112,351 and premiums earned decreased 3.5% from $19,375,160 at September 30, 1999 to $18,696,132 at September 30, 2000. Premiums written decreased 18.6% for the three months ended September 30, 1999 versus September 30, 2000, respectively, and premiums earned decreased 5.9% for the same third quarter comparables. Premiums written for Ultimate Loss Insurance remained relatively constant from $16,087,673 in the first nine months of 1999 to $16,391,617 in the first nine months of 2000. Premiums earned from Ultimate Loss Insurance remained relatively constant from $15,766,967 in the first nine months of 1999 to $15,799,482 in the first nine months of 2000. Premiums written for Ultimate Loss Insurance remained relatively constant from $6,084,067 for the three months ended September 30, 1999 to $6,062,299 for the three months ended September 30, 2000. Premiums earned for Ultimate Loss Insurance remained relatively constant from $5,894,356 during the third quarter of 1999 versus $5,865,565 for the third quarter of 2000. Premiums written for the Bonded Service program decreased 19.9% from $4,491,284 for the nine months ended September 30, 1999 versus $3,595,856 in 2000, while premiums earned from the Bonded Service program decreased 18.8% from $3,499,508 to $2,842,362 during the first nine months of 1999 and 2000, respectively. Premiums written decreased 18.0% and premiums earned decreased 6.9% for the Bonded Service program for the three months ended September 30, 1999 versus 2000, respectively. The decreases in premiums written and premiums earned on the Bonded Service program were primarily attributable to a reduction in premium associated with a decline in risk exposure resulting from higher deductibles on two significant policies. In addition, the decline in premiums written in the third quarter of 2000 was significantly affected by a $1,250,592 return of premium related to the rescission of a policy which provided coverage to auto dealers who sold auto warranty contracts. The policy represented earned premium of $(61,241) during the nine months ended September 30, 2000. See note 10 to the Notes to Consolidated Financial Statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)
         ---------------------------------------------

Net Investment Income. Net investment income decreased 13.7% from $1,243,369 in the first nine months of 1999 to $1,073,540 in the first nine months of 2000, and decreased 20.1% from $434,172 in the three months ended September 30, 1999 to $346,844 in the three months ended September 30, 2000. These decreases were due to realized investment losses which were $176,992 and $60,399 in the first nine months and third quarter of 2000, respectively, compared to realized investment gains of $163,094 and $49,650 in the first nine months and third quarter of 1999, respectively. In September 2000, the 10% capital investment in the company which acquired Custom Title Services was deemed impaired. The impairment was recognized when the future undiscounted cash flow of the asset was estimated to be insufficient to recover its related carrying value. A $60,000 loss is included in net realized loss on investments in the Consolidated Statements of Income.

Codification and Subscription Fees. Codification and subscription fees generated by our American Legal Publishing subsidiary accounted for $1,335,182 and $565,219 of the revenues for the nine months and three months ended September 30, 2000. On February 29, 2000, American Legal Publishing became a wholly-owned subsidiary through a merger.

Claims Administration Fees. Claims administration fees generated by our BCIS Services subsidiary accounted for $415,515 of the revenues for the first nine months of 1999 and $427,036 in the first nine months of 2000. Claims administration fees accounted for $154,292 and $104,132 of the revenues for the three months ended September 30, 1999 and 2000, respectively. The nine month increase of $11,512 was attributable to claims processing and servicing responsibilities provided to two clients acquired by BCIS Services during the second half of 1999. The third quarter claims administration fees declined due to a reduction in claims administration services to a new client. See Note 11 to the Notes to Consolidated Financial Statements.

Title and Appraisal Fees. Title Services and appraisal fees generated by our Custom Title Services subsidiary accounted for $1,851,978 and $115,724 of the revenues for the first nine months of 1999 and 2000, respectively. On January 24, 2000, we sold Custom Title. See Note 7 to our Consolidated Financial Statements.

Management Fees. Management fees decreased from $864,702 during the nine months ended September 30, 1999 to $521,703 in the nine months ended September 30, 2000. Management fees decreased from $285,504 for the three months ended September 30, 1999 to $75,147 for the three months ended September 30, 2000. The decrease was attributable to recognition of less favorable results from a closed year of operations of the Bonded Service program. We expect management fees to vary from year to year depending on claims experience in the Bonded Service program.

Commission Fees. Net commission fees generated by our Paul Boardway and Associates subsidiary accounted for $50,054 of revenues for the nine and three month period ending September 30, 1999 compared to $129,363 and $22,262 of revenues during the nine and three months ended September 30, 2000. Paul Boardway and Associates was acquired by us during the third quarter of 1999.

Other income. Other income increased by $878,968 to $950,353 for the nine months ended September 30, 2000, as compared to $71,385 for the nine months ended September 30, 1999. Other income decreased by $11,228 to $9,301 for the three months ended September 30, 2000 from $20,529 for the three months ended September 30, 1999. The nine month increase is attributable to other income of $900,000 received by us in the second quarter of 2000 in settlement of a dispute with an unaffiliated party.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $12,019,266, or 62.0% of net premiums earned during the first nine months of 1999 versus $11,051,022, or 59.1% of net premiums earned during the first nine months of 2000. Losses and loss adjustment expenses totaled $3,630,363 or 54.3% of net premiums earned during the third quarter of 2000 versus $4,705,565, or 66.3% of net premiums earned during the third quarter of 1999. Losses and loss adjustment expenses for the Ultimate Loss Insurance program remained relatively constant from $11,116,223 during the nine months ended September 30, 1999 to $10,913,170 during the nine months ended September 30, 2000. Losses and loss adjustment expenses for the Ultimate Loss Insurance program decreased 4.2%

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)
         ---------------------------------------------

from $4,182,728 during the three months ended September 30, 1999 to $4,007,012 during the three months ended September 30, 2000. Losses and loss adjustment expenses for the Bonded Service program decreased 31.7% from $215,075 in 1999 to $146,805 in 2000, and remained relatively constant from $112,436 to $115,605 for the three months ended September 1999 and 2000, respectively. These decreases were primarily due to favorable loss experience on reserves for prior accident years, and further complemented by the release of $304,664 of loss reserves associated with the rescission of the auto warranty contract program. See Note 10 to the Notes to Consolidated Financial Statements.

Operating Expense. Operating expense consists of commission expense, other insurance operating expense and general and administrative expenses. Operating expense remained relatively constant from $7,356,673 for the nine months ended September 30, 1999 compared with $7,294,386 during the nine months ended September 30, 2000. Operating expense decreased 10.9% from $2,537,949 to $2,261,725 during the three months ended September 30, 1999 and 2000, respectively. Commission expense decreased 17.4% from $2,933,096 for the nine months ended September 30, 1999 to $2,423,209 for the nine months ended September 30, 2000. Commission expense decreased 13.6% from $1,054,455 to $911,534 in the third quarter, primarily due to the elimination of intersegment commission expense of $571,258 and $158,974 for the nine months ended September 30, 2000 and 1999, respectively, incurred in connection with our Paul Boardway and Associates subsidiary. Prior to August 25, 1999, Paul Boardway and Associates was an unaffiliated independent insurance agency. Subsequent to the acquisition, all intercompany commission transactions and balances have been eliminated in consolidation. Other insurance operating expenses increased 38.4% from $1,711,709 in the first nine months of 1999 to $2,369,543 in the first nine months of 2000 and increased 13.9% from $619,139 to $705,219 during the three months ended September 30, 1999 and 2000, respectively, primarily due to increases in computer consulting services, taxes, licenses and fees, allocable salaries and related benefits and legal expense. General and administrative expenses decreased 7.8% from $2,711,868 in the first nine months of 1999 to $2,501,634 in the first nine months of 2000. General and administrative expenses decreased 25.4% from $864,355 to $644,972 in the third quarter of 1999 versus 2000, respectively, primarily due to decreases in title business expenses, salaries and related benefits, rent and bad debt expense. BCIS Services incurred operating expenses of $439,680 in the first nine months of 1999 compared with $456,880 during the first nine months of 2000 and decreased 23.6% from $52,953 during the third quarter of 1999 to $40,449 during the third quarter of 2000 due to a decline in claims administration services to a new client. Custom Title discontinued business operations under our ownership January 24, 2000. Paul Boardway and Associates incurred operating expenses of $351,687 during the nine months ended September 30, 2000 and $75,578 in the third quarter of 2000 versus $78,495 for both the nine months and three months ended September 30, 1999. American Legal Publishing incurred operating expenses of $1,141,227 and $499,411 for the nine months and three months ended September 2000, respectively.

Interest Expense. Interest expense increased from $119,907 in the first nine months of 1999 to $232,548 in the first nine months of 2000 and increased from $37,210 for the three months ended September 30, 1999 versus $52,554 for the three months ended September 30, 2000 due to higher borrowing levels on our revolving credit line, increases in the prime rate, and interest expense related to acquisition liabilities.

Federal Income Taxes. Federal income taxes increased 14.6% from $1,277,601 in the first nine months of 1999 to $1,464,413 in the first nine months of 2000 and increased 49.2% from $415,317 to $619,481 in the third quarter, respectively. The effective consolidated income tax rate was 29.2% and 31.4% for the nine months ended September 1999 and 2000, respectively and 28.6% for the quarter ended September 30, 1999 and 33.3% for the quarter ended September 30, 2000.

Discontinued Products
On January 24, 2000, we entered into an agreement for the sale of Custom Title Services, Inc. as part of an overall strategy to focus on historically profitable core lines of business. On July 11, 2000, we entered into an Agreement to Rescind and Release a significant policy for a product which provided coverage to auto dealers (or agents) who sold auto warranty contacts. Our management does not expect either of these transactions to have a material adverse effect on our operating results.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)
         ---------------------------------------------

Liquidity and Capital Resources
We are an insurance holding company whose principal asset is the stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet our liquidity requirements, including debt service obligations. We have a $10 million credit facility to fund working capital requirements. The annual renewal of the revolving line of credit is expected during the fourth quarter of 2000. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2000 from Ohio Indemnity, absent regulatory consent, is $3,644,602. Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equaled $6,171,828 and $4,478,258 for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by (used in) financing activities was $(1,409,689) for the nine months ended September 30, 2000 and $717,776 for the nine months ended September 30, 1999. Net cash provided by (used in) our investing activities was $804,650 and $(6,350,333) for the nine months ended September 30, 2000 and 1999, respectively.

BCIS Services derives its funds principally from claims administration fees, American Legal Publishing from codification and subscription fees and Paul Boardway and Associates from commission fees which are sufficient to meet their respective operating obligations. We have pursued selected growth opportunities to build upon existing strengths and industry experience. As each business segment is continually evaluated with goals of increased revenue and profitability, management will reposition assets to those areas which contribute to our overall financial objectives.

Our balance sheet remains favorable as evidenced by invested assets that exceed liabilities. The liquidity position has been enhanced by positive underwriting and favorable loss experience.

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

Our investments at September 30, 2000 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at September 30, 2000 amounted to $13,356,539 or 34.3% of total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $1,073,540 and $1,243,369 for the nine months ended September 30, 2000 and 1999, respectively.

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

We have produced favorable equity growth over the past year, driven by operating earnings which were tempered by our stock repurchase program. Management believes we are sufficiently capitalized to support future business growth.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)
         ---------------------------------------------

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on these programs for any claims filed and for an estimate of incurred but not reported losses. These reserves were $288,000 and $356,625 at September 30, 2000 and 1999, respectively.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2000. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of September 30, 1999 was $30,965,869, 62.9% of which is invested in fixed maturity securities and 17.4% of which is invested in short-term securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. Our exposure to equity risk is not significant. We have no foreign exchange risk or direct commodity risk.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)
         ---------------------------------------------

On January 24, 2000, we sold Custom Title Services, Inc. and on October 6, 2000, we sold BCIS Services, Inc. as part of an overall strategy to reposition assets to those areas which contribute to our overall financial objectives. On February 29, 2000, we acquired Westford Group, Inc. Management does not expect any of these transactions will have a material adverse effect on our operating results.

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

Forward-Looking Information
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, we do not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Some of the factors that could cause actual results to differ from our forward-looking statements include the following: (i) the demand for Ultimate Loss and Bonded Service insurance will vary with factors beyond the control of our Company such as changes in interest rates, level of automobile financing activity, cost of automobiles, consumer confidence, unemployment levels, inflation and general economic activity; (ii) the risk that losses from claims are greater than anticipated such that reserves for possible claims are inadequate; (iii) the risk that unanticipated adverse changes in securities markets could result in material losses on investments made by our Company; and (iv) the dependence on key management personnel with skills critical to the long-term success of the Company.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)
         ---------------------------------------------

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


As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating incurred but not reported claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet our claims obligations. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in our results of operations. Our independent consulting actuary has opined that losses and loss adjustment expense reserve levels, as of December 31, 1999, were reasonable.


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk
         -----------------

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              Item 27 Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BANCINSURANCE CORPORATION
                                            -------------------------
                                                     (Company)

Date:  November 8, 2000          By:                  Si Sokol
     ---------------------          --------------------------------------------
                                                      Si Sokol
                                        Chairman and Chief Executive Officer
                                            (Principal Executive Officer)




Date:  November 8, 2000          By:                 Sally Cress
     ---------------------          --------------------------------------------
                                                     Sally Cress
                                              Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)