Form 10-K
period 2000-12-31
BANCINSURANCE CORP
filed 2001-03-30
CIK 276400

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended                        0-8738
------------------------------------------------    ---------------------------
              December 31, 2000                       Commission File Number

                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                   31-0790882
---------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
 or organization)

   20 East Broad Street, Columbus, Ohio                               43215
--------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number including area code                 (614) 228-2800
                                                 -------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange on Which Registered

             NONE                                        NONE
----------------------------------    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES    X      NO
                                                          --------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On February 9, 2001, the aggregate fair value of the common stock held by non-affiliates of the registrant was $10,685,997.

As of February 9, 2001, the Registrant had 5,768,185 Common Shares, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference in Part II.

Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 2000 FORM 10-K



                                TABLE OF CONTENTS

                                                                          Page

                                     PART I

Item 1.    Business.....................................................    3
Item 2.    Properties...................................................    7
Item 3.    Legal Proceedings............................................    7
Item 4.    Submission of Matters to a Vote of Security Holders..........    7

                                     PART II

Item 5.    Market for the Company's Common Stock and Related
               Security Holder Matters..................................    7
Item 6.    Selected Financial Data......................................    7
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    7
Item 7A.   Quantitative and Qualitative Disclosures About Market
               Risk.....................................................    7
Item 8.    Consolidated Financial Statements and Supplementary Data.....    7
Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................    8

                                    PART III

Item 10.   Directors and Executive Officers of the Company..............    8
Item 11.   Executive Compensation.......................................    8
Item 12.   Security Ownership of Certain Beneficial Owners and
               Management...............................................    8
Item 13.   Certain Relationships and Related Transactions...............    8

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.................................................    8

                                     PART I
Item 1.  Business

GENERAL

Bancinsurance is an Ohio insurance holding company engaged primarily in the underwriting of specialized and niche insurance products and related services through its wholly-owned insurance subsidiary, Ohio Indemnity Company. Ohio Indemnity is licensed to transact business in 47 states and the District of Columbia and on a surplus lines basis in Texas. Paul Boardway and Associates, Inc., a New York corporation acquired in August 1999, is a property/casualty insurance agency serving lending institutions. American Legal Publishing Corporation, an Ohio corporation acquired through a February 29, 2000 merger, offers a wide range of publishing services for state and local governments.

PRODUCTS

Most of our net premiums written and premiums earned are derived from two distinct lines of specialized and niche insurance products and related services:

Lender/Dealer Products. Ultimate Loss Insurance, a form of physical damage blanket single interest collateral protection insurance, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. Ultimate Loss Insurance insures against damage to pledged collateral in cases where the collateral is not otherwise insured. The standard policy covers physical damage to the collateral, not to exceed the lesser of the collateral's fair market value or the outstanding loan balance. This blanket single interest collateral protection policy is generally written to cover the lending institution's complete portfolio of collateralized personal property loans, which consist primarily of automobile loans. Certain Ultimate Loss Insurance policies are eligible for experience rated and return premium refunds based on comparisons between actual and expected losses. We offer supplemental coverages, at additional premium cost, for losses due to unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender's collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral.

Since our inception in 1956, we have gradually expanded coverage of the program to include lenders such as banks, savings and loans, credit unions and finance companies. During 2000, we provided Ultimate Loss Insurance coverage to approximately 480 lending institutions. The premiums charged for Ultimate Loss Insurance reflect claims experience, loan volumes and general market conditions.

The Guaranteed Auto Protection ("GAP") insures the difference between the outstanding balance of a loan or lease and the actual cash value of a vehicle that is involved in a total loss. This can occur through a collision or due to theft. GAP amounts exist due to the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long term loans (60-84 months) and trade-ins contribute to GAP amounts.

GAP insurance policies insure lenders, lessors or auto dealers, who waive GAP amounts. They choose to purchase insurance to cover the risk assumed by making the waiver. There are two primary forms of GAP insurance programs sold to customers. First, Voluntary GAP programs which are sold to lenders, lessors and auto dealers. This coverage is in turn sold directly to the borrower when a vehicle is purchased or leased. The other form of program available is Blanket GAP. These policies are sold, in blanket form, to lessors. They typically waive GAP amounts on all of their leases.

Auto dealers frequently sell GAP waivers. This is due to their dual role as selling agent for the vehicle and lender through their Finance & Insurance department. As a result, the auto dealers can offer to waive GAP amounts if the vehicle is determined to be a total loss. The Company's GAP Coverage program is filed and approved in 38 states.

Unemployment Insurance Protection and Related Products. Unemployment compensation is a federally mandated social insurance program. Private employers finance the payment of unemployment benefits to their former employees by paying a tax on covered wages. Certain not-for-profit and governmental entities can elect not to pay the tax and reimburse the state for benefits actually paid to their former employees. This reimbursing method is usually the least costly option but poses the risk of having to pay unexpected, unbudgeted benefit costs. The Bonded Service program alleviates that risk of unexpected loss. We have participated since 1989 by bonding specific unemployment compensation servicing commitments of a cost containment service firm including that firm's reimbursement of unemployment benefits. In 1992, we agreed to write a similar type bond covering groups of smaller not-for-profit entities which could realize the cost benefits of being a reimburser, but could not do so on a stand-alone basis.

The cost containment service firm's charge to the participating employer is based primarily upon historical claims experience, general economic conditions and other factors specific to the employer. Subscribers to the Bonded Service program enroll for a term ranging from one to two years; and our surety bond extends for the duration of the term. The Bonded Service program fees applicable to any renewal term are adjusted based upon the subscriber's historical claims experience, the subscriber's announced business plans with respect to significant planned changes in employment, stability of the subscriber's source of funding and general economic conditions. Since 1989, annual renewals have averaged 95%, however, there can be no assurance that such trend will continue.

Some states require that reimbursing employers post a bond as security for the performance of their reimbursing obligations. We provide this mandated bond on behalf of employers enrolled in the Bonded Service program. Our obligations under such bonds may not, in every case, cease upon termination of an employer's participation in the program. The financial statements include reserves for losses on such programs for benefits paid. Our reserves for these losses were $368,000 and $405,100 at December 31, 2000 and 1999, respectively.

American Legal Publishing Corporation. On July 19, 1999, we entered into an Agreement and Plan of Merger with Westford Group, Inc., by which Westford was merged with Bancinsurance. On February 29, 2000, the shareholders of Westford approved the merger. Preceding the merger, Westford was an affiliate of ours through a common officer and principal shareholder. This individual owned 42.4% and 45.8% of the outstanding common stock of Westford and Bancinsurance, respectively, at the time of the merger. Immediately following the new merger, Westford was dissolved and Westford's wholly-owned subsidiary, American Legal Publishing Corporation became the surviving entity as a wholly-owned subsidiary of Bancinsurance. Our American Legal Publishing subsidiary offers a wide range of publishing services including information management, document imaging, and electronic publishing solutions for state and local governments. It currently publishes, supplements and distributes codes of ordinances for over 1,000 municipalities. For the ten months ended December 31, 2000, American Legal Publishing generated codification and subscription fees of $1,884,067.

Paul Boardway and Associates, Inc. In August 1999, we acquired the stock of Paul Boardway and Associates, Inc. Paul Boardway and Associates is a property/casualty insurance agency serving lending institutions throughout the northeast United States. Products marketed include: blanket single interest, mortgage impairment insurance, gap waiver for auto, forced placed homeowners, and flood determination. The agency provides us with a direct link to its customer base as well as the ability to cross-sell additional insurance products and services not offered by Ohio Indemnity. During 2000, Paul Boardway generated commission fees of $798,055, which includes intersegment commissions of $642,113.

COMPETITION

The insurance business is highly competitive. There are approximately 3,200 property and casualty insurance companies in the United States, although most of them are not significant competitors for the specialty lines which we underwrite. Some competing companies offer more diversified insurance coverage and have greater financial resources than we do. Competitors may offer lower premiums, specialized products, more complete and complex product lines, greater pricing flexibility, superior service, different marketing techniques, or better agent compensation. We believe that one of our competitive advantages is specializing in limited insurance lines. This specialization allows us to refine our underwriting and claims techniques, which we believe provide our agents and insureds with superior service.

Competition for the Bonded Service program is provided indirectly by insurers who have designed coverages for reimbursing employers with loss limitation features similar in concept to the Bonded Service program. We believe that the Bonded Service program has cost savings and other features which enable the program to compete effectively against providers of loss limitation coverages. The cost containment service firm, on whom we rely for growth in bond fees, competes with other cost containment service firms for service contracts with not-for-profit organizations, some of which may require loss limitation coverages.

There are approximately 25 companies involved in the codification of local government ordinances. Five companies operate on either a national or regional basis, with the rest serving clients only within a relatively small geographic area. American Legal Publishing currently represents approximately 1,000 local governmental units in 32 states.

There can be no assurance that we will not face additional competition in our markets from new or existing competitors.

REINSURANCE

We maintain a quota share reinsurance agreement, by which our Ohio Indemnity subsidiary cedes a portion of its mortgage protection insurance to a reinsurer. This arrangement limits the net claim liability potential arising from specific policies. This reinsurance agreement does not relieve from us our obligations to policyholders. Consequently, failure of the reinsurer to honor its obligations could result in losses to us. We currently recover 75% of the paid losses and loss adjustment expense applicable to Mortgage Protection insurance policies.

Ceded reinsurance decreased commission expense incurred by $49,988 and $73,420 in 2000 and 1999, respectively.

REGULATION

Insurance Company Regulation

Ohio Indemnity, as an Ohio property/casualty insurance company, is subject to the primary regulatory supervision of the Ohio Department of Insurance. In addition, Ohio Indemnity is subject to regulation in each jurisdiction in which it is licensed to write insurance. In general, such regulation is designed to protect the interests of insurance policyholders rather than us or our shareholders.

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

The principal source of cash available to us is dividends from Ohio Indemnity. We are subject to the Ohio Insurance Holding Company System Regulatory Act, as amended, which requires that a 10-day notice of the proposed payment of any dividends or other distributions by Ohio Indemnity be given to the Ohio Superintendent of Insurance. If such dividends or distributions, together with any other dividends or distributions made within the preceding twelve months, exceed the greater of: (1) 10% of Ohio Indemnity's statutory surplus as of the immediately preceding December 31st, or (2) the net income of Ohio Indemnity for the immediately preceding calendar year, a 30-day notice of the proposed dividend or distribution is required to be given to the Superintendent. The Superintendent may disapprove the dividend or distribution within the 10-day period following receipt of such notice.

Most states have insurance laws requiring that rate schedules and other information be filed with the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates vary by class of business, hazard assumed and size of risk, and are not necessarily uniform for all insurers. Many states have recently adopted laws which limit the ability of insurance companies to increase rates. To date, such limitations have had a limited impact on us, and we have no knowledge of any such limitations that may affect our future results of operations, although there can be no assurance that such limitations will not adversely affect our results of operations in the future.

All insurance companies must file annual statements in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. On June 20, 1997, the Ohio Department of Insurance issued its triennial examination report on Ohio Indemnity for the three-year period ended December 31, 1996. The examiners reported that the financial statements set forth in the report reflected the financial condition of Ohio Indemnity. Management is not aware of any recommendations by regulatory authorities which, if implemented, would have a material effect on our liquidity, capital resources or results of operations. Our next review will be conducted by the Ohio Superintendent of Insurance in 2002 for the five-year period ending December 31, 2001.

Numerous states routinely require deposits of assets by insurance companies to protect policyholders. As of December 31, 2000, securities with a fair value of approximately $3,948,699 have been deposited by us with eleven state insurance departments. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

Insurance Holding Company System Regulation

Bancinsurance Corporation is subject to the Ohio Insurance Holding Company System Regulatory Act, as amended, which governs any direct or indirect change in control and some affiliated-party transactions involving Bancinsurance or its assets. No person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Ohio Indemnity, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, certain material transactions involving Bancinsurance and Ohio Indemnity must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. Such transaction can be disapproved by the Superintendent within such 30-day period if it does not meet the required standards. Transactions requiring approval by the Superintendent include sales, purchases or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. We believe that we are in compliance with the Ohio Insurance Holding Company System Regulatory Act and the related regulations.

The National Association of Insurance Commissioners ("NAIC")

All states have adopted the financial reporting form of NAIC, which is typically referred to as the NAIC "annual statement," and most states, including Ohio, generally defer to NAIC with respect to statutory accounting practices and procedures. In this regard, NAIC has a substantial degree of practical influence and is able to accomplish quasi-legislative initiatives through amendments to the NAIC annual statement and applicable statutory accounting practices and procedures.

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001. Ohio has adopted the provisions of the revised manual, which has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that Ohio Indemnity uses to prepare its statutory-basis financial statements. Management believes the impact of these changes to Ohio Indemnity's statutory-basis capital and surplus as of January 1, 2001 will not be significant.

The NAIC adopted a Risk Based Capital test applicable to property and casualty insurers. The Risk Based Capital calculation serves as a benchmark of insurance enterprises' solvency by state insurance regulators by establishing statutory surplus targets which will require certain Bancinsurance level or regulatory level actions. Based on our analysis, we believe that our total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. These RBC provisions have been enacted into the Ohio Revised Code.

PENDING LEGISLATION

The insurance industry is under continuous review by both state and federal legislatures. From time to time various regulatory and legislative changes have been proposed in the insurance industry which could have an effect on insurers and reinsurers. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and other possible restrictions on insurance transactions with unlicensed insurers. We are unable to predict whether any of these proposals will be adopted, the form in which any of these proposals would be adopted or the impact, if any, adoption would have on us.

EMPLOYEES

As of February 9, 2001, we employed 46 full-time employees and 4 part-time employees. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees.

SERVICE MARKS

We have developed common law rights in our service mark, "ULTIMATE LOSS INSURANCE," which is registered in Ohio. We have developed common law rights for, "BI BANCINSURANCE CORPORATION" (stylized letters) in each state in which Bancinsurance has been operating.

Item 2.  Properties
         ----------

We lease office space, which as of February 9, 2001, totaled approximately 24,426 square feet. Our home office in Columbus, Ohio aggregates approximately 7,000 square feet. The lease is month-to-month tenancy with monthly rental of $8,875. In January 2001, we entered into an eight year lease for 11,868 square feet of office space for its Columbus location, replacing the existing commitment. Occupancy was assumed under the new lease January 1, 2001 and shall terminate on December 31, 2008. The lease provides for monthly rent of $13,230. American Legal Publishing rents 5,558 square feet on the 12th floor at 432 Walnut Street, Cincinnati, Ohio under an operating lease which will expire July 31, 2003. The lease provides for monthly rent of $5,442, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.

Item 3.  Legal Proceedings
         -----------------

There are no actions, suits, claims, governmental investigations or proceedings instituted, pending or, to the best of our knowledge, threatened against us or against any of our assets, interests or rights, or against any officer, director or employee of any of them that in any such case, if decided adversely, could reasonably be expected to have, individually or in the aggregate, a material adverse effect. Neither we nor any of our subsidiaries is a party to any order, judgment or decree which has had or could reasonably be expected to have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II


Item 5.   Market for the Company's Common Stock and Related Security Holders
          ---------------------------------------------------------------------
          Matters
          -------

The information required by this item is included under the caption "Market Information," "Holders," and "Dividends" in our 2000 Annual Report and is incorporated herein by reference.

Item 6.   Selected Financial Data
          -----------------------

The information required by this item is included under the caption "Selected Financial Data" in our 2000 Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2000 Annual Report and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2000 Annual Report and is incorporated herein by reference.

Item 8.   Consolidated Financial Statements and Supplementary Data
          --------------------------------------------------------

Our consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and the notes to the financial statements, together with the independent auditors' report thereon appear in our 2000 Annual Report and are incorporated herein by reference.

Our Financial Statement Schedules and the Independent Auditor's Consent and Report on the Financial Statement Schedules are included in response to Item 14 hereof.

Item 9.  Changes in Registrant's Certifying Accountant
         ---------------------------------------------

The disclosure required under this item has been previously reported on a current report on Form 8-K dated June 20, 2000 filed with the Securities and Exchange Commission.

                                    PART III

Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------

The information required by this item is included under the captions "Election of Directors," "Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders to be held on May 30, 2001, and is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

The information required by this item is included under the captions "Compensation of Directors" and "Executive Compensation" in the 2001 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information required by this item is included under the caption "Ownership of Voting Stock" in the 2001 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

        (a)    The following documents are filed as part of this report:

          (1) The following financial statements appearing in the our Annual Report are incorporated herein by reference:

               Consolidated Balance Sheets as of December 31, 2000 and 1999

               Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

               Notes to the Consolidated Financial Statements

               Report of Independent Auditors

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

                  Independent Auditors' Consent and Report on Schedules -
                            Ernst & Young (filed as Exhibit 23(a)).

                  Independent Accountants Consent and Report on Schedules
                            - PricewaterhouseCoopers (filed as Exhibit 23(b)).

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

                  13(a)* Annual Report to Shareholders for the year ended December 31, 2000.

                  21*      Subsidiaries of the Company as of December 31, 2000.

                  23(a)*   Consent and opinion of Ernst & Young LLP

                  23(b)*   Consent and opinion of PricewaterhouseCoopers LLP

--------------------------------------
        *      Filed with this Report.

        (b)    Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

        (c)    Exhibits
               --------

               The exhibits to this report begin immediately following the signature page.

        (d)    Financial Statement Schedules
               -----------------------------

               The financial statement schedules are included on the following pages.


                                         BANCINSURANCE CORPORATION AND SUBSIDIARIES

Schedule I  -  SUMMARY OF INVESTMENTS  -  OTHER THAN INVESTMENT IN RELATED PARTIES

                                                December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
               Column A                                           Column B             Column C              Column D
                                                                -----------           -----------           -----------

           Type of Investment                                    Cost (1)               Fair             Amount at which
                                                                                        Value             shown in the
                                                                                                          balance sheet
-----------------------------------------------------------------------------------------------------------------------
Held to maturity:
   Fixed maturities:
      Governments                                               $ 2,536,672           $ 2,585,580           $ 2,536,672
      States, territories and
         possessions                                              1,142,376             1,169,944             1,142,376
      Special revenue                                             1,072,418             1,091,832             1,072,418

   Redeemable preferred stocks:
      Public utilities                                              297,000               297,000               297,000
                                                                -----------           -----------           -----------
                   Total held to maturity                         5,048,466             5,144,356             5,048,466
                                                                -----------           -----------           -----------

Available for sale:
   Fixed maturities:
      Governments                                                   497,793               500,880               500,880
      States, territories and
         possessions                                              6,891,833             7,016,971             7,016,971
      Special revenue                                             6,933,771             6,969,012             6,969,012

   Equity securities:
      Nonredeemable preferred stocks:
         Banks, trust and insurance
            companies                                               342,500               305,000               305,000

      Common stocks:
         Public Utilities                                           104,847               104,409               104,409
         Banks, trust and insurance
            companies                                               600,435               773,320               773,320
         Industrial and miscellaneous                             2,804,877             3,640,709             3,640,709
                                                                -----------           -----------           -----------
                   Total available for sale                      18,176,056            19,310,301            19,310,301
                                                                -----------           -----------           -----------

Short-term investments                                            6,019,440             6,019,440             6,019,440
                                                                -----------           -----------           -----------

                   Total investments                            $29,243,962           $30,474,097           $30,378,207
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


                                         BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                      Schedule II - CONDENSED FINANCIAL INFORMATION OF
                                       BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                                                  CONDENSED BALANCE SHEETS

                                                 December 31, 2000 and 1999


                        Assets                                   2000                     1999
                        ------                               -----------               -----------

Cash                                                         $   605,063               $    56,158

Investment in subsidiaries                                    33,112,646                28,496,726

Other                                                          1,568,610                 2,540,110
                                                             -----------               -----------

                                                             $35,286,319               $31,092,994
                                                             ===========               ===========



          Liabilities and Shareholders' Equity
          ------------------------------------

Note payable to bank                                         $ 5,142,000               $ 5,145,000

Other                                                          1,608,960                   754,705

Shareholders' equity                                          28,535,359                25,193,289
                                                             -----------               -----------

                                                             $35,286,319               $31,092,994
                                                             ===========               ===========




                                         BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                      Schedule II - CONDENSED FINANCIAL INFORMATION OF
                                       BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                                               CONDENSED STATEMENTS OF INCOME

                                        Years Ended December 31, 2000, 1999, and 1998


                                                                      2000                  1999                   1998
                                                                  -----------            -----------            -----------

Dividends from subsidiaries                                       $ 1,793,000            $ 2,000,000            $ 1,750,000
Other income                                                           22,546                 40,044                 37,332

General and administrative expenses                                  (718,968)              (470,821)              (708,536)
                                                                  -----------            -----------            -----------

              Net income before tax benefit
                and equity in earnings of
                subsidiaries                                        1,096,578              1,569,223              1,078,796

Income tax benefit                                                    239,243                169,007                282,093
                                                                  -----------            -----------            -----------

              Net income before equity in
                earnings of subsidiaries                            1,335,821              1,738,230              1,360,889

Equity in undistributed earnings of
   subsidiaries                                                     2,582,536              2,150,965              2,033,531
                                                                  -----------            -----------            -----------

Net income                                                        $ 3,918,357            $ 3,889,195            $ 3,394,420
                                                                  ===========            ===========            ===========



                                         BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                      Schedule II - CONDENSED FINANCIAL INFORMATION OF
                                       BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                                             CONDENSED STATEMENTS OF CASH FLOWS

                                        Years Ended December 31, 2000, 1999 and 1998


                                                                                2000               1999              1998
                                                                           ------------        -----------        -----------
Cash flows from operating activities:
   Net income                                                              $  3,918,357        $ 3,889,195        $ 3,394,420
   Adjustments to reconcile net income to net cash provided
       by operating activities:
          Equity in undistributed net earnings of subsidiaries               (3,734,362)        (4,284,603)        (2,083,531)
          Deferred federal income tax benefit                                    (7,105)           (26,673)               -
          Change in notes receivable                                           (415,900)            20,951            160,749
          Change in loans to affiliates                                         (82,719)           (71,719)           (71,719)
          Change in accounts receivable from subsidiaries                     1,614,687           (537,746)          (418,809)
          Change in other assets                                               (107,862)              (802)            (8,127)
          Change in accounts payable to subsidiaries                          1,206,168                -             (106,892)
          Change in acquisition liabilities                                    (459,456)           619,114                -
          Change in other liabilities                                           107,545            (72,614)           179,275
                                                                           ------------        -----------        -----------
              Net cash provided by (used in) operating
                activities                                                    2,039,353           (464,897)         1,045,366
                                                                           ------------        -----------        -----------


Cash flows from financing activities:
   Proceeds from notes payable to bank                                       17,157,000          7,345,000          7,200,000
   Repayments of notes payable to bank                                      (17,160,000)        (6,450,000)        (7,950,000)
   Proceeds from stock options exercised                                         37,564              9,063                -
   Acquisition of treasury stock                                             (1,525,012)          (688,583)               -
   Dividends paid                                                                   -                 (464)               -
                                                                           ------------        -----------        -----------
              Net cash provided by (used in) financing
                activities                                                   (1,490,448)           215,016           (750,000)
                                                                           ------------        -----------        -----------

Net increase (decrease) in cash                                                 548,905           (249,881)           295,366
                                                                           ------------        -----------        -----------
Cash at beginning of year                                                        56,158            306,039             10,673
                                                                           ------------        -----------        -----------

Cash at end of year                                                        $    605,063        $    56,158        $   306,039
                                                                           ============        ===========        ===========


Supplemental disclosures of cash flow information:

Cash paid during the year for:

   Interest                                                                $    228,331        $   233,958        $   277,732
                                                                           ============        ===========        ===========
   Income taxes                                                            $  1,445,000        $ 1,865,000        $ 1,530,000
                                                                           ============        ===========        ===========

                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Bancinsurance Corporation
                                          (Company)


                       3/15/01            By           Si Sokol
                       -------              -------------------------------
                       DATE                            Si Sokol
                                             Chairman of Board of Directors
                                               (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

3/15/01                     Si Sokol                               3/15/01                       John S. Sokol
-------           ---------------------------                      -------             --------------------------
DATE                        Si Sokol                               DATE                          John S. Sokol
                 Chairman of Board of Directors                                              President and Director
                   (Principal Executive Officer)





3/15/01                 Daniel D. Harkins                          3/15/01                    William S. Sheley
-------           ---------------------------                      -------             ---------------------------
DATE                    Daniel D. Harkins                          DATE                       William S. Sheley
                           Director                                                              Director





3/15/01                   Saul Sokol                               3/15/01                    James R. Davis
-------           ---------------------------                      -------             ------------------------
DATE                      Saul Sokol                               DATE                       James R. Davis
                           Director                                                              Director





                                                                   3/15/01                     Sally J. Cress
                                                                   -------             -------------------------
                                                                   DATE                        Sally J. Cress
                                                                                          Treasurer and Secretary
                                                                                          (Principal Financialand
                                                                                            Accounting Officer)


                                INDEX OF EXHIBITS

Exhibit No.                                      Description
-----------                                      -----------

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

   13(a)*                      Annual Report to Shareholders for the year ended
                               December 31, 2000.

   21*                         Subsidiaries of the Company as of December 31,
                               2000.

   23(a)*                      Consent and opinion of Ernst & Young LLP

   23(b)*                      Consent and opinion of PricewaterhouseCoopers LLP


-----------------------------
* Filed with this Report.