Form 10-Q
period 2001-03-31
BANCINSURANCE CORP
filed 2001-05-10
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended    March 31, 2001      Commission File Number 0-8738
                          --------------------   ------------------------------


                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                          31-0790882
---------------------------------------------            -------------------
State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                 250 East Broad Street, Columbus, Ohio     43215
--------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (614) 228-2800
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                   20 East Broad Street, Columbus, Ohio 43215
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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
                                                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                            Outstanding at March 31, 2001
-----------------------------------            -----------------------------
Common shares, without par value                          5,768,185

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                        Page No.

PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of
                 March 31, 2001 (unaudited) and December 31, 2000............................................  3

         Consolidated Statements of Income for the
                 three months ended March 31, 2001 and 2000 (unaudited)......................................  5

         Consolidated Statements of Comprehensive Income for the
                 three months ended March 31, 2001 and 2000 (unaudited)......................................  6

         Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2001 and 2000 (unaudited)......................................  7

         Notes to Consolidated Financial Statements (unaudited)..............................................  9

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

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk................................................................................. 16

PART II - OTHER INFORMATION AND SIGNATURES

   Item 1. Legal Proceedings..................................................................    Not Applicable

   Item 2. Changes in Securities and Use of Proceeds..........................................    Not Applicable

   Item 3. Defaults Upon Senior Securities....................................................    Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders ...............................    Not Applicable

   Item 5. Other Information..................................................................    Not Applicable

   Item 6. Exhibits and Reports on Form 8-K.................................................................. 16

   Signatures................................................................................................ 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                          March 31,              December 31,
Assets                                                                                      2001                     2000
------                                                                             ------------------            -----------
                                                                                         (Unaudited)               (Note 2)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,779,957 in 2001 and $5,144,356 in 2000).................................   $    4,649,346        $     5,048,466

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $15,405,765 in 2001 and $14,323,397 in 2000)...............................       15,318,353             14,486,863

       Equity securities, at fair value (cost $5,571,130
         in 2001 and $3,852,659 in 2000)............................................        5,623,442              4,823,438

     Short-term investments, at cost which
       approximates fair value......................................................        4,952,937              6,019,440
                                                                                       --------------        ---------------

              Total investments.....................................................       30,544,078             30,378,207
                                                                                       --------------        ---------------


Cash ...............................................................................        6,791,642              6,560,778
Premiums receivable.................................................................        4,569,626              2,591,617
Accounts receivable, net of allowance for doubtful accounts.........................          389,417                441,315
Reinsurance receivable..............................................................           53,988                 20,250
Reinsurance recoverable on paid losses..............................................           27,538                 99,631
Prepaid reinsurance premiums........................................................          178,019                 50,048
Deferred policy acquisition costs...................................................        1,682,571                642,787
Estimated earnings in excess of billings on uncompleted codification contracts......          142,014                159,295
Loans to affiliates.................................................................          536,039                533,039
Notes receivable....................................................................          350,000                441,000
Land and building, net..............................................................             -                    34,546
Furniture, fixtures and leasehold improvements, net.................................          130,471                134,691
Excess of investment over net assets of subsidiaries, net...........................        2,607,862              2,635,424
Intangible asset, net...............................................................          416,906                422,416
Accrued investment income...........................................................          364,046                336,803
Amount due from broker..............................................................          138,145                100,000
Other assets........................................................................          134,618                319,137
                                                                                       --------------        ---------------
                        Total assets................................................   $   49,056,980        $    45,900,984
                                                                                       ==============        ===============


                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                           March 31,           December 31,
Liabilities and Shareholders' Equity                                                        2001                   2000
------------------------------------                                                    -------------         -------------
                                                                                         (Unaudited)            (Note 2)

Reserve for unpaid losses and loss adjustment expenses..............................    $   4,062,503         $   2,958,615
Unearned premiums...................................................................        5,637,535             2,740,418
Reinsurance premiums payable........................................................           24,138                  -
Experience rating adjustments payable...............................................        1,454,470             1,316,563
Retrospective premium adjustments payable...........................................          458,605               855,567
Funds held under reinsurance treaties...............................................          137,025                  -
Contract funds on deposit...........................................................        2,165,972             2,073,529
Note payable to bank................................................................        4,300,000             5,142,000
Acquisition liability...............................................................          115,584               159,659
Taxes, licenses, and fees payable...................................................          183,420               216,923
Federal income taxes payable........................................................          114,144                47,314
Deferred federal income taxes.......................................................           85,478               310,345
Commissions payable.................................................................          750,166               821,777
Billings in excess of estimated earnings on uncompleted codification contracts......           65,878                64,195
Amount due broker...................................................................          150,000                  -
Other...............................................................................          938,951               658,720
                                                                                        -------------         -------------

              Total liabilities.....................................................       20,643,869            17,365,625
                                                                                        -------------         -------------


Shareholders' equity:
     Non-voting preferred stock:
       Class A Serial Preference shares without par value; authorized 100,000
          shares; no shares issued or outstanding...................................             -                     -
       Class B Serial Preference shares without par value; authorized 98,646
          shares; no shares issued or outstanding...................................             -                     -
     Common shares without par value; authorized 20,000,000 shares;
          6,170,341 shares issued  .................................................        1,794,141             1,794,141
     Additional paid-in capital.....................................................        1,336,805             1,336,805
     Accumulated other comprehensive income (loss)..................................          (23,167)              748,602
     Retained earnings..............................................................       27,118,774            26,464,712
                                                                                        -------------         -------------
                                                                                           30,226,553            30,344,260
     Less:  Treasury stock, at cost (402,156 in 2001 and
         401,106 in 2000 common shares).............................................       (1,813,442)           (1,808,901)
                                                                                        -------------         -------------

              Total shareholders' equity............................................       28,413,111            28,535,359
                                                                                        -------------         -------------

              Total liabilities and shareholders' equity............................    $  49,056,980         $  45,900,984
                                                                                        =============         =============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            2001                    2000
                                                                                        ------------            ------------

Income:
     Premiums written.................................................................  $ 10,002,032            $  7,991,812
     Increase in unearned premiums....................................................    (2,897,117)             (2,329,685)
                                                                                        ------------            ------------
     Premiums earned..................................................................     7,104,915               5,662,127
     Premiums ceded...................................................................       (90,221)                (46,501)
                                                                                        ------------            ------------
            Net premiums earned.......................................................     7,014,694               5,615,626

     Investment income (net of expenses of $10,521 and
       $7,031, respectively)..........................................................       431,881                 414,295
     Net realized gain (loss) on investments..........................................       422,567                 (27,309)
     Gain on sale of property.........................................................        15,848                   -
     Codification and subscription fees...............................................       593,874                 170,261
     Claims administration fees.......................................................         -                     201,073
     Title and appraisal fees.........................................................         -                     115,724
     Management fees..................................................................       114,578                 374,671
     Commission fees..................................................................        63,460                  65,247
     Other income.....................................................................        27,212                  39,083
                                                                                        ------------            ------------
            Total revenue.............................................................     8,684,114               6,968,671
                                                                                        ------------            ------------

Losses and operating expenses:
     Losses and loss adjustment expenses..............................................     5,199,793               3,673,292
     Reinsurance recoveries...........................................................       (61,276)                (17,041)
     Experience rating adjustments....................................................       137,907                  12,024
     Commission expense...............................................................     1,003,068                 605,674
     Other insurance operating expenses...............................................       844,751                 782,240
     General and administrative expenses..............................................       659,480                 912,371
     Interest expense.................................................................         6,787                  94,527
                                                                                        ------------            ------------
            Total expenses............................................................     7,790,510               6,063,087
                                                                                        ------------            ------------

            Income before federal income taxes........................................       893,604                 905,584

Federal income tax expense............................................................       239,541                 251,715
                                                                                        ------------            ------------

            Net income................................................................  $    654,063            $    653,869
                                                                                        ============            ============


Basic and diluted earnings per share..................................................  $        .11            $        .11
                                                                                        ============            ============




See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                             2001               2000
                                                                                        -------------          -------------

Net income............................................................................  $    654,063           $     653,869

Other comprehensive income:
     Unrealized holding gains (losses) arising during period, net of
         income tax expense (benefit) of $(397,578) and $62,254, respectively.........      (771,769)                120,846
                                                                                        -------------          -------------

Comprehensive income (loss)...........................................................  $   (117,706)          $     774,715
                                                                                        ============           =============






See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                              2001             2000
                                                                                           -----------      -----------
Cash flows from operating activities:

     Net income ......................................................................     $   654,063      $   653,869
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net realized gain on disposal of subsidiary .................................               -          (35,311)
         Net realized (gain) loss on investments .....................................        (422,567)          27,309
         Net realized gain on disposal of property ...................................         (15,848)               -
         Depreciation and amortization ...............................................          50,471           62,545
         Deferred federal income tax expense .........................................         172,711           50,960
         Change in premiums receivable ...............................................      (1,978,009)        (614,422)
         Change in accounts and reinsurance receivable, net ..........................         (37,718)         532,389
         Change in deferred policy acquisition costs .................................      (1,039,784)        (524,145)
         Change in notes receivable ..................................................          91,000                -
         Change in accrued investment income .........................................         (27,243)               -
         Change in other assets ......................................................         213,339         (238,540)
         Change in reserve for unpaid losses and loss adjustment expenses ............       1,103,888          (26,819)
         Change in unearned premiums .................................................       2,897,117        2,294,387
         Change in reinsurance premiums payable ......................................          24,138                -
         Change in experience rating adjustments payable .............................         137,907                -
         Change in retrospective premium adjustments payable .........................        (396,962)         544,173
         Change in contract funds on deposit .........................................          92,443         (355,549)
         Change in other liabilities .................................................         486,580         (503,013)
                                                                                           -----------      -----------
            Net cash provided by operating activities ................................       2,005,526        1,867,833
                                                                                           -----------      -----------

Cash flows from investing activities:
     Proceeds from held to maturity: fixed maturities  due to redemption or maturity .         400,000          275,000
     Proceeds from available for sale: fixed maturities sold, redeemed and matured ...       1,462,950          214,000
     Proceeds from available for sale: equity securities sold ........................       3,304,879        1,219,392
     Cost of investments purchased:
         Held to maturity:   fixed maturities ........................................               -         (496,484)
         Available for sale: fixed maturities ........................................      (2,520,802)        (636,206)
                             equity securities .......................................      (4,626,249)      (2,103,759)
     Net change in short-term investments ............................................       1,066,503         (469,584)
     Purchase of furniture, automobiles and leasehold improvements ...................         (15,402)          (8,733)
     Cash used in purchase of subsidiary .............................................               -         (958,094)
                                                                                           -----------      -----------
            Net cash used in investing activities ....................................        (928,121)      (2,964,468)
                                                                                           -----------      -----------

Cash flows from financing activities:
     Proceeds from note payable to bank ..............................................       4,300,000        3,900,000
     Repayments from note payable to bank ............................................      (5,142,000)      (2,145,000)
     Proceeds from stock options exercised ...........................................               -           31,313
     Acquisition of treasury stock ...................................................          (4,541)        (691,184)
                                                                                           -----------      -----------
            Net cash provided by (used in) financing activities ......................        (846,541)       1,095,129
                                                                                           -----------      -----------



See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                             Three Months Ended
                                                                March 31,
                                                           2001           2000
                                                       -----------     -----------

Net increase (decrease) in cash ..................         230,864          (1,506)
                                                       -----------     -----------
Cash at December 31 ..............................       6,560,778       2,401,312
                                                       -----------     -----------
Cash at March 31 .................................     $ 6,791,642     $ 2,399,806
                                                       ===========     ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest ....................................     $     9,407     $    89,728
                                                       ===========     ===========
     Income taxes ................................     $         -     $   150,000
                                                       ===========     ===========











See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Income for the three months ended March 31, 2001 and 2000, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and for all periods presented have been made.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results of operations for the full year.

     The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaced the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. Effective January 1, 2001, the Ohio Insurance Department adopted Codification. The Company has determined that the adoption of Codification did not have a material effect on statutory-basis capital and surplus.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Certain prior year amounts have been reclassified in order to conform to the 2001 presentation.

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. As we do not hold or own any derivative securities, SFAS 133 does not impact our financial statements.

5.   Supplemental Disclosure For Earnings Per Share


                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                             2001                   2000
                                                                                       -------------           ------------

     Net income......................................................................  $     654,063           $    653,869
                                                                                       -------------           ------------

     Weighted average common shares outstanding......................................      5,768,535              6,009,108
     Adjustments for dilutive securities:
         Dilutive effect of outstanding options......................................         20,764                 35,907
                                                                                       -------------           ------------
     Diluted common shares...........................................................      5,789,299              6,045,015
                                                                                       =============           ============

     Basic and diluted earnings per share............................................  $         .11           $        .11
                                                                                       =============           ============

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

       Notes To Consolidated Financial Statements (Unaudited) (Continued)


6. We operate primarily in the property/casualty insurance industry. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

                                                                               MARCH 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                                                                  Municipal
                                      Property/Casualty       Insurance             Code                All            Consolidated
                                          Insurance            Agency             Publishing           Other              Totals
                                      ---------------------------------------------------------------------------------------------

     Revenues from external customers    $ 7,731,717          $   63,460      $      593,874       $    4,414           $ 8,393,465
     Intersegment revenues...........          1,470              68,687               -               20,310                90,467
     Interest revenue................        370,964                  40               -               10,112               381,116
     Interest expense................             16                -                  -                6,771                 6,787
     Depreciation and amortization...             68              25,593              13,400           11,410                50,471
     Segment profit (loss)...........        802,552              77,770             109,148           (5,399)              984,071
     Income tax expense (benefit)....        190,311              40,368              39,445          (30,583)              239,541
     Segment assets..................     43,929,544           2,533,169           1,590,686        2,528,308            50,581,707


                                                                               MARCH 31, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                      Workers                  Municipal
                                      Property/Casualty    Title  Compensation      Insurance    Code          All     Consolidated
                                          Insurance       Agency  Administration     Agency    Publishing     Other       Totals
                                      ---------------------------------------------------------------------------------------------

     Revenues from external customers  $   6,231,497   $  115,724    $ 201,073  $      65,758   $ 170,261         $524   $6,784,837
     Intersegment revenues...........          1,470         -            -           207,834         -          2,310      211,614
     Interest revenue................        383,395         -            -                 9         -         12,044      395,448
     Interest expense................          1,607           90         -             -             -         92,830       94,527
     Depreciation and amortization...         17,815          419          882         26,888       3,418       13,123       62,545
     Segment profit (loss)...........      1,129,358      (37,138)      28,861        121,605      29,780     (155,268)   1,117,198
     Income tax expense (benefit)....        305,543         -           9,818         49,973      10,803     (124,422)     251,715
     Segment assets..................     39,888,282         -         143,990      2,525,743   1,496,738    3,611,575   47,666,328



                                                                                      -----------------------------------
                                                                                         March 31,               March 31,
                                                                                           2001                    2000
                                                                                      -----------------------------------
     Revenues

     Total revenues for reportable segments.....................................      $   8,393,465         $   6,784,837
     Interest revenue...........................................................            381,116               395,448
     Elimination of intersegment revenues.......................................            (90,467)             (211,614)
                                                                                      -------------         -------------
     Total consolidated revenues................................................      $   8,684,114         $   6,968,671
                                                                                      =============         =============

     Profit

     Total profit for reportable segments.......................................      $     989,470         $   1,272,466
     Other loss ................................................................             (5,399)             (155,268)
     Elimination of intersegment profits........................................            (90,467)             (211,614)
                                                                                      -------------         -------------
     Income before income taxes.................................................      $     893,604         $     905,584
                                                                                      =============         =============

     Assets

     Total assets for reportable segments.......................................      $  48,053,399         $  44,054,753
     Other assets...............................................................          2,528,308             3,611,575
     Elimination of intersegment receivables....................................         (1,524,727)             (867,241)
                                                                                      -------------         -------------
     Consolidated assets........................................................      $  49,056,980         $  46,799,087
                                                                                      =============         =============

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
           Financial Condition and Results of Operations
           ---------------------------------------------

OVERVIEW

Bancinsurance Corporation is a specialty property insurance holding company. Our principal sources of revenue are premiums paid by insureds for insurance policies issued by our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Premium volume principally is earned as written due to the nature of the monthly policies we issue. Our principal costs are losses and loss adjustment expenses. The principal factor in determining the level of our profit is the difference between (i) the sum of these premiums earned and investment income and (ii) the sum of losses and loss adjustment expenses incurred.

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

American Legal Publishing Corporation, acquired through a February 29, 2000 merger, offers a wide range of publishing services for state and local governments. Paul Boardway and Associates, Inc., acquired in August 1999, is a property/casualty insurance agency serving lending institutions.

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                                      -----------------------------------------------------

                                                                                   Period to Period Increase
                                                                                     Three Months Ended March 31,
                                                                      -----------------------------------------------------
                                                                                          2000-2001
                                                                      -----------------------------------------------------
                                                                             Amount                              % Change
                                                                      -----------------------------------------------------
      Premiums written..............................................    $    2,010,220                            25.2%
      Net premiums earned...........................................         1,399,068                            24.9%
      Net investment income.........................................           467,462                           120.8%
      Total revenue.................................................         1,715,443                            24.6%
      Loss and loss adjustment expenses, net of reinsurance
        recoveries                                                           1,482,266                            40.5%
      Operating expenses............................................           332,897                            14.4%
      Interest expense..............................................           (87,740)                          (92.8)%
      Operating income..............................................           (11,980)                           (1.3)%
      Net income....................................................               194                              .03%

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
           Financial Condition and Results of Operations (Continued)
           ---------------------------------------------

                                                           2001         2000

    Statutory:
      Loss ratio.....................................      68.9%        65.3%
      Expense ratio..................................      31.5%        20.5%
                                                         ------         ----
      Combined ratio.................................      100.4%       85.8%
                                                         ======         ====
    GAAP:
      Loss ratio.....................................      73.3%        65.1%
      Expense ratio..................................      21.0%        18.7%
                                                         ------         ----
      Combined ratio.................................      94.3%        83.8%
                                                         ======         ====

Investment of Ohio Indemnity's assets are restricted to the investments permitted by Ohio's insurance laws. Our overall investment policy is determined by our Board of Directors and is reviewed periodically. We principally invest in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from these investments is tax-exempt and these investments have generally resulted in favorable net yields. We have the ability and intent to hold our held to maturity fixed income securities to maturity or the applicable put date, and as a result we carry our held to maturity fixed income securities at amortized cost for GAAP purposes. As our fixed income securities mature, there can be no assurance that we will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

MARCH 31, 2001 AS COMPARED TO MARCH 31, 2000

Premiums Written; Premiums Earned. Premiums written increased 25.2% from $7,991,812 at March 31, 2000 to $10,002,032, at March 31, 2001, and premiums earned increased 24.9% from $5,615,626 at March 31, 2000 to $7,014,694 at March 31, 2001. Premiums written for the Lender/Dealer Insurance program increased 35.5% from $4,685,538 during the first quarter of 2000 to $6,349,405 during the first quarter of 2001. Premiums earned for the Lender/Dealer Insurance program increased 27.6% from $4,587,723 during the first quarter of 2000 to $5,853,386 during the first quarter of 2001. We direct market to large banks and market through independent agents to regional and community financial institutions. Premium growth during the first quarter of 2001 was primarily generated through agency relationships. Premiums written for the Unemployment Insurance Protection program increased 10.4% from $3,307,744 during the first quarter of 2000 to $3,650,444 in 2001, and premiums earned from the Unemployment Insurance Protection program increased 13.2% from $1,023,308 during the first quarter of 2000 to $1,158,014 during the first quarter of 2001. The increases in premiums written and premiums earned on the Unemployment Insurance Protection program were primarily attributable to increases in employment enrollment among existing trust members.

Net Investment Income. We continued to evaluate assets in the equity portion of our portfolio during the first quarter of 2001 in light of the weaker outlook for U.S. corporate profits and a slowdown in the national economy. This resulted in a sale of securities that contributed to realized gains of $422,567 for the quarter compared with realized net losses of $27,309 the prior year. Our $30,544,078 investment portfolio is primarily concentrated in investment-grade fixed income securities.

Codification and Subscription Fees. Codification and subscription fees generated by American Legal Publishing, our consolidated subsidiary acquired on February 29, 2000, accounted for $170,261 of the revenues for the first quarter of 2000 compared to $593,874 of the revenues for the first quarter of 2001.

Claims Administration Fees. Claims administration fees generated by our BCIS Services subsidiary accounted for $201,073 of the revenues during the first quarter of 2000. On October 6, 2000, we sold BCIS Services.

Title and Appraisal Fees. Title services and appraisal fees generated by our Custom Title Services subsidiary accounted for $115,724 of the revenues during the first quarter of 2000. On January 24, 2000, we sold Custom Title Services.

Management Fees. Management fees decreased from $374,671 during the first quarter of 2000 to $114,578 during the first quarter of 2001. The decrease was attributable to recognition of less favorable results from a closed year of operations of the Bonded Service program. We expect management fees to vary from year to year depending on claims experience in the Bonded Service program.

Commission Fees. Net commission fees generated by our Paul Boardway and Associates subsidiary, accounted for $65,247 of revenues during the first quarter of 2000 compared with $63,460 during the first quarter of 2001.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $3,656,251, or 65.1% of net premiums earned during the first quarter of 2000, versus $5,138,517, or 73.3% of net premiums earned during the first quarter of 2001. Loss and loss adjustment expenses for the Lender/Dealer Insurance program increased 38.9% from $3,544,782 during the first quarter of 2000 to $4,922,680 during the first quarter of 2001 primarily due to higher reserves on pending claims. Losses and loss adjustment expenses for the Unemployment Insurance Protection program increased 24.4% from $70,829 during the first quarter of 2000 to $88,111 during the first quarter 2001 primarily due to less favorable loss development on prior years reserves.

Operating Expenses. Operating expenses consist of experience rating adjustments, commission expenses, other insurance operating expenses, cost of sales and general and administrative expenses. Operating expenses increased 14.4% from $2,312,309 during the first quarter of 2000 to $2,645,207 during the first quarter of 2001. Experience rating adjustments increased $12,024 for the quarter ended March 31, 2001 to $137,907. Commission expenses increased 65.6% from $605,674 during the first quarter of 2000 to $1,003,068 during the first quarter of 2001 due primarily to higher direct and contingent commissions associated with the increase in premiums written in the Lender/Dealer Insurance program. Other insurance operating expenses increased 8.0% from $782,240 during the first quarter of 2000 to $844,751 during the first quarter of 2001, primarily due to increases in allocable salaries and related benefits, audit and rent. General and administrative expenses decreased 27.7% from $912,371 during the first quarter of 2000 to $659,480 during the first quarter of 2001 primarily due to decreases in temporary services, outside computer services, title business expenses, licenses/fees and depreciation/amortization. Paul Boardway and Associates incurred operating expenses of $151,995 during the first quarter of 2000 as compared with $70,264 during the first quarter of 2001. American Legal Publishing incurred operating expenses of $140,618 during the first quarter of 2000 as compared with $483,502 during the first quarter of 2001.

Interest Expense. Interest expense decreased from $94,527 during the first quarter of 2000 to $6,787 during the first quarter of 2001 due to lower borrowing levels on our revolving credit line and decreases in the prime rate .

Federal Income Taxes. Federal income taxes decreased 4.8% from $251,715 during the first quarter of 2000 to $239,541 during the first quarter of 2001. The effective consolidated income tax rate was 27.8% for the quarter ended March 31, 2000 and 26.8% for the quarter ended March 31, 2001.

GAAP Combined Ratio. Ohio Indemnity increased reserves during the first quarter of 2001 in response to higher reported claims related to Lender/Dealer Insurance products. The combined ratio for Ohio Indemnity for the three months ended March 31, 2001 was 94.3% versus 83.8% for the same period last year. Most of this increase occurred in the loss portion of the ratio, which rose to 73.3% for the first quarter of 2001 from 65.1% the prior year. Historically, the loss ratio increases during periods of slower economic activity. The expense ratio increased to 21.0% for the first quarter 2001 from 18.7% a year ago, which is primarily attributable to the increase in other insurance operating expenses. These included higher commissions, additional staffing, and expanded marketing and product development initiatives.

DISCONTINUED PRODUCTS
On January 24, 2000, we sold Custom Title Services, Inc. and on October 6, 2000, we sold BCIS Services , Inc. as part of an overall strategy to focus on historically profitable core lines of business. Our management does not expect these transactions will have a material adverse effect on our operating results.

LIQUIDITY AND CAPITAL RESOURCES
We are an insurance holding company whose principal asset is the stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet our liquidity requirements, including debt service obligations. We have a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2001 from Ohio Indemnity, absent regulatory consent, is $3,693,686. Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equalled $1,867,833 and $2,004,561 for the quarters ended March 31, 2000 and 2001, respectively. Net cash provided by financing activities was $1,095,129 for the quarter ended March 31, 2000 and $(846,541) for the quarter ended March 31, 2001. Net cash used in our investing activities was $2,964,468 and $927,156 for the quarters ended March 31, 2000 and 2001, respectively.

American Legal Publishing derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating obligations. Paul Boardway and Associates derives its funds principally from commission fees which are currently sufficient to meet its operating obligations. We have selected growth opportunities to build upon existing strengths and industry experience. As each business segment is continually evaluated with goals of increased revenue and profitability, management will attempt to reposition assets to those areas which contribute to our overall financial objectives.

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

Our investments at March 31, 2001 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at March 31, 2001 amounted to $11,744,579, or 31.5% of total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because we have the ability and intend to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $386,986 and $854,448 for the three months ended March 31, 2000 and 2001, respectively.

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. We mitigate this risk by attempting to ladder the maturity schedule of our assets with the expected payouts of our liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss.

Shareholder's equity was $28,413,111 at March 31, 2001, or 0.4% lower than at December 31, 2000. Declines in the U.S. equity markets during first quarter 2001 resulted in unrealized losses of $23,167 in securities available for sale at March 31, 2001. Management continues to actively monitor the entire investment portfolio as well as factors that may influence future performance. Book value per diluted share was $4.91 at March 31, 2001.

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with the Unemployment Insurance program. The financial statements include reserves for losses on these programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $112,375 and $368,000 at March 31, 2001 and December 31, 2000, respectively.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2001. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of March 31, 2001 was $30,544,078, 65.4% of which is invested in fixed maturity securities, 18.4% in equity securities and 16.2% in short-term investments. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. We have no foreign exchange risk or direct commodity risk.

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

For our investment portfolio, during the quarter ended March 31, 2001, there were no significant changes in our primary market risk exposures or in how these exposures are managed compared to the year ended December 31, 2000. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

FACTORS TO CONSIDER FORWARD-LOOKING
Going forward, management will consider underwriting, acquisition and investment opportunities which fit our strategy of penetrating niche markets within the financial services industry. These decisions will be in areas where management feels they have an understanding of the underwriting and inherent risks. Management is intent on adding independent agents to expand its market presence. We will further concentrate on penetrating larger financial institutions for collateral protection insurance, expanding financial institution programs and auto dealer service contract programs. We will consider opportunities for underwriting additional non-profit organizations as they continue to consolidate into national trusts and seek to retain and transfer their unemployment claim exposure.

TRENDS
Management does not know of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

The market for most of our policies is dependent on sales and financing trends in the automobile industry. The current environment is being influenced by captive finance companies of automobile manufacturers offering low interest rate loans and leases to reduce inventory. As a result, automobile loans made by banks and finance companies may be reduced, which would lower the amount of insurance premiums we collect from our customers. We will continue to pursue new customer relationships consistent with our profitability objectives.

FORWARD-LOOKING INFORMATION
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine these results and values are beyond our ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, we do not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Some of the factors that could cause actual results to differ from our forward-looking statements include the following: (i) the demand for Ultimate Loss and Unemployment Insurance will vary with factors beyond our control such as changes in interest rates, level of automobile financing activity, cost of automobiles, consumer confidence, unemployment levels, inflation and general economic activity; (ii) the risk that losses from claims are greater than anticipated such that reserves for possible claims are inadequate; (iii) the risk that unanticipated adverse changes in securities markets could result in material losses in our investments; and (iv) the dependence on key management personnel with skills critical to our long-term success.

INFLATION
We do not believe that inflation has, or will have in the foreseeable future, a material impact upon our operating results.

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

RESERVES
The amount of incurred losses and loss adjustment expenses is dependent upon a number of factors, including claims frequency and severity, the nature and types of losses incurred and the number of policies written. These factors may fluctuate from year to year and do not necessarily bear any relationship to the amount of premiums written or earned.

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating incurred but not reported claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet our claim obligations. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in our results of operations. Our independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 2000, were reasonable.

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

              None.

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                                      BANCINSURANCE CORPORATION
                                      -------------------------
                                              (Company)





Date:  May 10, 2001               By:         Si Sokol
     ----------------                ----------------------------
                                              Si Sokol
                                              Chairman
                                     (Principal Executive Officer)




Date:  May 10, 2001               By:         Sally Cress
     ----------------                ----------------------------
                                              Sally Cress
                                         Treasurer and Secretary
                               (Principal Financial and Accounting Officer)