Form 10-Q
period 2001-06-30
BANCINSURANCE CORP
filed 2001-08-03
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended     June 30, 2001      Commission File Number 0-8738
                          ---------------------   -----------------------------


                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                         31-0790882
------------------------------                       -------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


  250 East Broad Street, Columbus, Ohio                     43215
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (614) 228-2800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES   X       NO
                                                      -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                             Outstanding at June 30, 2001
----------------------------------              ------------------------------
Common shares, without par value                         5,770,185

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                                      INDEX


                                                                                                          Page No.
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of
         June 30, 2001 (unaudited) and December 31, 2000......................................................3

    Consolidated Statements of Income for the three months and six months ended June 30, 2001 and 2000 (unaudited)..................................................5

    Consolidated Statements of Comprehensive Income for the
         three months and six months ended June 30, 2001 and
         2000 (unaudited).....................................................................................6

    Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and 2000 (unaudited)..................................................7

    Notes to Consolidated Financial Statements (unaudited)....................................................8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................................................10

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk........................................................................................16


PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings .........................................................................Not Applicable

  Item 2. Changes in Securities and Use of Records...................................................Not Applicable

  Item 3. Defaults Upon Senior Securities............................................................Not Applicable

  Item 4. Submission of Matters to a Vote of Security Holders ...............................................16

  Item 5. Other Information .........................................................................Not Applicable

  Item 6. Exhibits and Reports on Form 8-K...................................................................16

  Signatures.................................................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                      June 30,       December 31,
Assets                                                                                  2001            2000
------                                                                              -----------      -----------
                                                                                    (Unaudited)        (Note 2)
Investments:
   Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $5,258,918 in 2001 and $5,144,356 in 2000) ..............................  $ 5,153,003      $ 5,048,466

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $15,969,828 in 2001 and $14,323,397 in 2000) ............................   16,010,417       14,486,863

       Equity securities, at fair value (cost $5,834,266
         in 2001 and $3,852,659 in 2000) .........................................    6,148,731        4,823,438

     Short-term investments, at cost which
       approximates fair value ...................................................    3,962,249        6,019,440
                                                                                    -----------      -----------

              Total investments ..................................................   31,274,400       30,378,207
                                                                                    -----------      -----------


Cash .............................................................................   10,731,003        6,560,778
Premiums receivable ..............................................................    5,489,878        2,591,617
Accounts receivable, net of allowance for doubtful accounts ......................      494,737          441,315
Reinsurance receivable ...........................................................       16,500           20,250
Reinsurance recoverable on paid losses ...........................................       49,589           99,631
Prepaid reinsurance premiums .....................................................      432,256           50,048
Deferred policy acquisition costs ................................................    1,608,640          642,787
Estimated earnings in excess of billings on uncompleted codification contracts....      127,964          159,295
Loans to affiliates ..............................................................      626,740          533,039
Notes receivable .................................................................      400,000          441,000
Land and building, net ...........................................................         --             34,546
Furniture and equipment, net .....................................................      196,496          134,691
Excess of investment over net assets of subsidiaries, net ........................    2,585,236        2,635,424
Intangible asset, net ............................................................      887,894          422,416
Accrued investment income ........................................................      406,605          336,803
Amount due from broker ...........................................................         --            100,000
Other assets .....................................................................      437,818          319,137
                                                                                    -----------      -----------
                        Total assets .............................................  $55,765,756      $45,900,984
                                                                                    ===========      ===========




                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                          June 30,             December 31,
Liabilities and Shareholders' Equity                                                        2001                   2000
------------------------------------                                                    -----------            ------------
                                                                                         (Unaudited)             (Note 2)

Reserve for unpaid losses and loss adjustment expenses..............................    $ 4,030,900           $ 2,958,615
Unearned premiums...................................................................      5,656,051             2,740,418
Experience rating adjustments payable...............................................      4,145,850             1,316,563
Retrospective premium adjustments payable...........................................      1,600,952               855,567
Funds held under reinsurance treaties...............................................        416,683                  -
Contract funds on deposit...........................................................      2,113,606             2,073,529
Note payable  ......................................................................      5,543,677             5,142,000
Acquisition liability...............................................................         76,952               159,659
Taxes, licenses, and fees payable...................................................        216,307               216,923
Federal income taxes payable........................................................        156,683                47,314
Deferred federal income taxes.......................................................        211,277               310,345
Commissions payable.................................................................      1,201,631               821,777
Billings in excess of estimated earnings on uncompleted codification contracts......        109,916                64,195
Other...............................................................................        758,945               658,720
                                                                                        -----------           -----------

              Total liabilities.....................................................     26,239,430            17,365,625
                                                                                        -----------           -----------


Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference shares, without par value; authorized 100,000
          shares; no shares issued or outstanding...................................             -                     -
       Class B Serial Preference shares, without par value; authorized 98,646
          shares; no shares issued or outstanding...................................             -                     -
     Common shares, without par value; authorized 20,000,000 shares;
          6,170,341 shares issued...................................................      1,794,141             1,794,141
     Additional paid-in capital.....................................................      1,337,242             1,336,805
     Accumulated other comprehensive income.........................................        234,335               748,602
     Retained earnings..............................................................     27,965,032            26,464,712
                                                                                        -----------           -----------
                                                                                         31,330,750            30,344,260
     Less:  Treasury shares, at cost (400,156 in 2001 and
         401,106 in 2000 common shares).............................................     (1,804,424)           (1,808,901)
                                                                                        -----------           -----------

              Total shareholders' equity............................................     29,526,326            28,535,359
                                                                                        -----------           -----------

              Total liabilities and shareholders' equity............................    $55,765,756           $45,900,984
                                                                                        ===========           ===========


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)


                                                            Three Months Ended                     Six Months Ended
                                                                June 30,                               June 30,
                                                          2001              2000              2001                2000
                                                      -----------        ----------        -----------         -----------
Income:
   Premiums written ............................      $10,647,694        $5,919,345        $20,649,726         $13,911,157
   Decrease (increase) in unearned premiums ....          (18,516)          547,938         (2,915,633)         (1,781,747)
                                                      -----------        ----------        -----------         -----------
   Premiums earned .............................       10,629,178         6,467,283         17,734,093          12,129,410
   Premiums ceded ..............................          (10,915)          (67,728)          (101,136)           (114,229)
                                                      -----------        ----------        -----------         -----------
         Net premiums earned ...................       10,618,263         6,399,555         17,632,957          12,015,181

   Investment income (net of expenses of $27,373
     and $47,048, respectively) ................          376,741           428,994            808,622             843,289
   Net realized gain (loss) on investments .....          (22,599)          (89,284)           399,968            (116,593)
   Gain on sale of property ....................                -                 -             15,848                   -
   Codification and subscription fees ..........          590,830           599,702          1,184,704             769,963
   Claims administration fees ..................                -           121,831                  -             322,904
   Title and appraisal fees ....................                -                 -                  -             115,724
   Management fees .............................          321,839            71,885            436,417             446,556
   Commission fees .............................            3,732            41,854             67,192             107,101
   Other income ................................           21,426           901,969             48,638             941,052
                                                      -----------        ----------        -----------         -----------
         Total revenue .........................       11,910,232         8,476,506         20,594,346          15,445,177
                                                      -----------        ----------        -----------         -----------

Losses and operating expenses:
   Losses and loss adjustment expenses .........        4,635,553         3,352,395          9,835,346           7,025,687
   Reinsurance recoveries ......................          (12,101)          (28,926)           (73,377)            (45,967)
   Experience rating adjustment ................        2,691,380           428,915          2,829,287             440,939
   Commission expense ..........................        1,716,386           906,001          2,719,454           1,511,675
   Other insurance operating expenses ..........          960,894           882,084          1,805,645           1,664,324
   General and administrative expenses .........          727,931           944,291          1,387,411           1,856,662
   Interest expense ............................            8,246            85,467             15,033             179,994
                                                      -----------        ----------        -----------         -----------
         Total expenses ........................       10,728,289         6,570,227         18,518,799          12,633,314
                                                      -----------        ----------        -----------         -----------

         Income before federal income taxes ....        1,181,943         1,906,279          2,075,547           2,811,863

Federal income tax expense .....................          335,685           593,217            575,226             844,932
                                                      -----------        ----------        -----------         -----------

         Net income ............................      $   846,258        $1,313,062        $ 1,500,321         $ 1,966,931
                                                      ===========        ==========        ===========         ===========



Basic and diluted earnings per share ...........      $       .15        $      .22        $       .26         $       .33
                                                      ===========        ==========        ===========         ===========


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                         2001             2000             2001              2000
                                                      ----------       ----------       ----------        ----------

Net income .....................................      $  846,258       $1,313,062       $1,500,321        $1,966,931

Other comprehensive income:
      Unrealized holding gains (losses) arising
      during period, net of income tax (benefit)
      expense of $(264,926) and $72,915,
      respectively .............................         257,502           20,696         (514,267)          141,542
                                                      ----------       ----------       ----------        ----------

Comprehensive income ...........................      $1,103,760       $1,333,758       $  986,054        $2,108,473
                                                      ==========       ==========       ==========        ==========









See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                     June 30,
Cash flows from operating activities:                                                         2001               2000
                                                                                          -----------        -----------
   Net income ......................................................................      $ 1,500,321        $ 1,966,931
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized gain on disposal of subsidiary ..................................                -            (35,311)
      Net realized (gain) loss on investments ......................................         (399,968)           116,593
      Net realized gain on disposal of property ....................................          (15,848)                 -
      Net realized loss on disposal of equipment ...................................                -                798
      Net realized loss on debt forgiveness ........................................                -             30,000
      Depreciation and amortization ................................................          113,495            130,436
      Deferred federal income tax expense ..........................................          165,858             43,545
      Change in premiums receivable ................................................       (2,898,261)          (607,244)
      Change in accounts and reinsurance receivable, net ...........................         (381,838)           847,721
      Change in deferred policy acquisition costs ..................................         (965,853)          (407,662)
      Change in other assets .......................................................          (60,110)          (438,472)
      Change in reserve for unpaid losses and loss adjustment expenses .............        1,072,285           (160,063)
      Change in unearned premiums ..................................................        2,915,633          1,746,449
      Change in experience rating adjustments payable ..............................        2,829,287            440,939
      Change in retrospective premium adjustments payable ..........................          745,385          1,353,113
      Change in funds held under reinsurance treaties ..............................          416,683                  -
      Change in contract funds on deposit ..........................................           40,077           (365,479)
      Change in other liabilities ..................................................          551,846           (440,068)
                                                                                          -----------        -----------
         Net cash provided by operating activities .................................        5,628,992          4,222,226
                                                                                          -----------        -----------
Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities due to redemption or maturity ..          420,000            895,000
   Proceeds from available for sale: fixed maturities sold, redeemed and matured ...        1,939,853          1,044,788
   Proceeds from available for sale: equity securities sold ........................        7,782,033          2,939,973
   Cost of investments purchased:
   Held to maturity: fixed maturities ..............................................                -           (885,085)
   Available for sale: fixed maturities ............................................       (4,117,264)        (1,598,023)
                       equity securities ...........................................       (9,363,343)        (3,478,973)
   Net change in short-term investments ............................................        2,057,191          1,614,381
   Purchase of furniture, automobiles and leasehold improvements ...................          (77,193)                 -
   Cash used in acquisition of assets ..............................................         (403,503)                 -
   Cash used in purchase of subsidiary .............................................                -           (958,094)
   Other ...........................................................................                -            (40,070)
                                                                                          -----------        -----------
         Net cash used in investing activities .....................................       (1,762,226)          (466,103)
                                                                                          -----------        -----------
Cash flows from financing activities:
   Proceeds from note payable to bank ..............................................        9,750,000          8,550,000
   Repayments from note payable to bank ............................................       (9,442,000)        (6,545,000)
   Proceeds from stock options exercised ...........................................                -             37,563
   Acquisition of treasury stock ...................................................           (4,541)          (982,189)
                                                                                          -----------        -----------
         Net cash provided by financing activities .................................          303,459          1,060,374
                                                                                          -----------        -----------
Net increase in cash ...............................................................        4,170,225          4,816,497
                                                                                          -----------        -----------
Cash at December 31 ................................................................        6,560,778          2,401,312
                                                                                          -----------        -----------
Cash at June 30 ....................................................................      $10,731,003        $ 7,217,809
                                                                                          ===========        ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
      Interest .....................................................................      $     8,372        $   169,297
                                                                                          ===========        ===========
      Income taxes .................................................................      $   300,000        $   745,000
                                                                                          ===========        ===========
Supplemental disclosure of non-cash investing activities:
      Common shares issued in purchase acquisition .................................            9,456                  -
                                                                                          ===========        ===========

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and for all periods presented have been made.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in our Annual Report and Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results of operations for the full year.

     In 1998, The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification") guidance, which replaced the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. Effective January 1, 2001, the Ohio Insurance Department adopted the Codification. The Company has determined that the adoption of Codification did not have a material effect on statutory-basis capital and surplus.

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

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Because we do not hold or own any derivative securities, SFAS 133 does not impact our financial statements.

5. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


6.   Supplemental Disclosure For Earnings Per Share

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                              June 30,
                                                          2001              2000                2001              2000
                                                       ----------        ----------          ----------        ----------

   Net income......................................... $  846,258        $1,313,062          $1,500,321        $1,966,931
                                                       ----------        ----------          ----------        ----------

   Weighted average common shares outstanding.........  5,768,427         5,867,370           5,768,481         5,938,239
   Adjustments for dilutive securities:
      Dilutive effect of outstanding options..........     20,337            15,275              17,999            21,369
                                                       ----------        ----------          ----------        ----------
   Diluted common shares..............................  5,788,764         5,882,645           5,786,480         5,959,608
                                                       ==========        ==========          ==========        ==========

   Basic and diluted earnings per share............... $      .15        $      .22          $      .26        $      .33


7. On June 20, 2001, American Legal Publishing Corporation, a wholly-owned subsidiary of Bancinsurance Corporation, purchased substantially all the net assets of Justinian Publishing Company, an Ohio Corporation ("Justinian"), for (a) $403,503 in cash; (b) 2,000 common shares, without par value, of Bancinsurance Corporation; and (c) a $100,000 non-interest bearing promissory note due on the first anniversary of the closing date. We paid the acquisition consideration from existing cash reserves. The acquisition was accounted for using the purchase method. The excess of the fair value of the net assets acquired over the purchase price of approximately $478,491 was allocated to a database acquired. The database is comprised of municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of twenty years reflecting the long-lived nature of the municipal data.

8. We operate primarily in the property/casualty insurance industry. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

                                                                            JUNE 30, 2001
                                      --------------------------------------------------------------------------------------------
                                                                               Municipal
                                         Property/Casualty   Insurance           Code             All         Consolidated
                                             Insurance         Agency         Publishing         Other            Totals
                                      --------------------------------------------------------------------------------------------
     Revenues from external customers..    $18,827,080       $   67,192       $1,184,704       $    8,745       $20,087,721
     Intersegment revenues ............          2,940          153,432                -           40,620           196,992
     Interest revenue .................        683,616               70                -           19,931           703,617
     Interest expense .................          4,635                -                -           10,398            15,033
     Depreciation and amortization ....          6,114           51,482           30,437           25,462           113,495
     Segment profit (loss) ............      2,025,879          113,368          134,402           (1,110)        2,272,539
     Income tax expense (benefit) .....        528,897           61,174           51,105          (65,950)          575,226
     Segment assets ...................     49,515,044        2,552,626        1,748,687        3,185,411        57,001,768

                                                                               JUNE 30, 2000
                                       --------------------------------------------------------------------------------------------
                                                                      Workers                 Municipal
                                       Property/Casualty  Title    Compensation  Insurance      Code           All     Consolidated
                                           Insurance      Agency  Administration   Agency    Publishing       Other       Totals
                                       --------------------------------------------------------------------------------------------
     Revenues from external customers..   $13,801,925   $115,724    $322,904    $  108,124   $  769,963    $    1,029   $15,119,669
     Intersegment revenues ............         2,940          -           -       443,770            -        24,620       471,330
     Interest revenue .................       770,108          -           -            27            -        26,703       796,838
     Interest expense .................         3,259         90           -            40            -       176,605       179,994
     Depreciation and amortization ....        33,407        419       1,764        53,774       14,501        26,571       130,436
     Segment profit (loss) ............     3,077,901    (37,138)     20,277       275,813      128,393      (182,053)    3,283,193
     Income tax expense (benefit) .....       892,438          -       6,931       111,033       47,082      (212,552)      844,932
     Segment assets ...................    41,820,737          -     179,689     2,687,149    1,488,363     4,148,353    50,324,291

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES



                                                                          ------------------------------------
                                                                             June 30,               June 30,
                                                                               2001                   2000
                                                                          ------------------------------------
     Revenues
     ---------
     Total revenues for reportable segments ......................        $20,087,721             $15,119,669
     Interest revenue ............................................            703,617                 796,838
     Elimination of intersegment revenues ........................           (196,992)               (471,330)
                                                                          -----------             -----------
     Total consolidated revenues .................................        $20,594,346             $15,445,177
                                                                          ===========             ===========
     Profit

     Total profit for reportable segments ........................        $ 2,273,649             $ 3,465,246
     Other loss ..................................................             (1,110)               (182,053)
     Elimination of intersegment profits .........................           (196,992)               (471,330)
                                                                          -----------             -----------
     Income before income taxes ..................................        $ 2,075,547             $ 2,811,863
                                                                          ===========             ===========
     Assets

     Total assets for reportable segments ........................        $53,816,357             $46,175,938
     Other assets ................................................          3,185,411               4,148,353
     Elimination of intersegment receivables .....................         (1,236,012)             (1,563,293)
                                                                          -----------             -----------
     Consolidated assets .........................................        $55,765,756             $48,760,998
                                                                          ===========             ===========

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

OVERVIEW

Bancinsurance Corporation is a specialty property insurance holding company. Our principal sources of revenue are premiums paid by insureds for insurance policies issued by our wholly-owned subsidiary, Ohio Indemnity Company. Premium volume principally is earned as written due to the nature of the monthly policies we issue. Our principal costs are losses and loss adjustment expenses. The principal factor in determining the level of our profit is the difference between (i) the sum of the premiums earned and investment income and (ii) the sum of losses and loss adjustment expenses incurred.

Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. We are required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and incurred but not reported claims. The ultimate liability incurred by us may be different from current reserve estimates.

Losses and loss adjustment expense reserves for incurred but not reported claims are estimated based on many variables, including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. We review case and incurred but not reported reserves monthly and make appropriate adjustments.

Our wholly-owned subsidiary, American Legal Publishing Corporation, offers a wide range of publishing services for state and local governments. Our wholly-owned subsidiary, Paul Boardway and Associates, Inc., is a property/casualty insurance agency serving lending institutions.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:


                                                                      -----------------------------------------------------
                                                                                   Period to Period Increase
                                                                                     Six Months Ended June 30,
                                                                      -----------------------------------------------------
                                                                                          2000-2001
                                                                      -----------------------------------------------------
                                                                             Amount                              % Change
                                                                      -----------------------------------------------------
      Premiums written..............................................        $6,738,569                            48.4%
      Net premiums earned...........................................         5,617,776                            46.8%
      Net investment income.........................................           481,894                            66.3%
      Total revenue.................................................         5,149,169                            33.3%
      Loss and loss adjustment expense,
       net of reinsurance recoveries................................         2,782,249                            39.9%
      Operating expenses............................................         3,268,197                            59.7%
      Interest expense..............................................          (164,961)                          (91.6)%
      Operating income..............................................          (736,316)                          (26.2)%
      Net income....................................................        $ (466,610)                          (23.7)%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company, a consolidated subsidiary, on both a statutory and GAAP basis for the six months ended June 30:


                                                             2001        2000
                                                             ----------------
    Statutory:
      Loss ratio....................................         62.6%       61.8%
      Expense ratio.................................         27.1%       26.6%
                                                             ----        ----
      Combined ratio................................         89.7%       88.4%
                                                             ====        ====
    GAAP:
      Loss ratio....................................         55.4%       58.1%
      Expense ratio.................................         37.2%       29.1%
                                                             ----        ----
      Combined ratio................................         92.6%       87.2%
                                                             ====        ====

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

RESULTS OF OPERATIONS

JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000
------------------------------------------

Premiums Written; Premiums Earned. Premiums written for the six months ended June 30, 2001 increased 48.4% from $13,911,157 at June 30, 2000 to $20,649,726 at June 30, 2001, and premiums earned increased 46.8% from $12,015,181 at June 30, 2000 to $17,632,957 at June 30, 2001. Premiums written increased 79.9% for the three months ended June 30, 2001 versus June 30, 2000, and premiums earned increased 65.9% for the same second quarter comparables. Premiums written for the Lender/Dealer Insurance program increased 59.7% from $10,527,998 in the first six months of 2000 to

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

$16,808,954 in the first six months of 2001. Premiums earned from the Lender/Dealer Insurance program increased 52.3% from $10,145,161 in the first six months of 2000 to $15,455,822 in the first six months of 2001. Premiums written for the Lender/Dealer Insurance program increased 32.7% for the three months ended June 30, 2001 versus June 30, 2000. Premiums earned for the Lender/Dealer Insurance program increased 72.9% for the same second quarter comparables. Five major financial institutions were added as customers during the first half of 2001 as a result of increased marketing efforts. In addition, agency relationships were expanded and contributed to substantial growth in our regional and community financial institution customer base. Premiums written for the Unemployment Insurance Protection program increased 13.5% from $3,383,159 for the six months ended June 30, 2000 to $3,840,772 for the six months ended June 30, 2001, and premiums earned from the Unemployment Insurance Protection program increased 16.4% from $1,870,020 to $2,177,136 during the first half of 2000 and 2001, respectively. Premiums written increased 152.4% and premiums earned increased 20.3% for the Unemployment Insurance Protection program for the three months ended June 30, 2001 versus 2000. The increases in premiums written and premiums earned on the Unemployment Insurance Protection program were primarily attributable to higher employment among existing clients.

Net Investment Income. Our $31,274,400 investment portfolio is primarily concentrated in investment-grade fixed income securities. Concerning the equity portion of our portfolio, we regularly evaluate factors that may impact the national economy as well as the outlook for corporate profits. Net investment income increased 66.3% from $726,696 in the first six months of 2000 to $1,208,590 in the first six months of 2001, and increased 4.2% from $339,710 to $354,142 in the three months ended June 30, 2000 and 2001, respectively. These increases were primarily due to realized investment gains of $399,968 and realized losses of $22,599 in the first six months and second quarter of 2001, respectively, compared to realized investment losses of $116,593 and $89,284 in the first six months and second quarter of 2000, respectively.

Codification and Subscription Fees. Codification and subscription fees generated by American Legal Publishing, our consolidated subsidiary acquired on February 29, 2000, accounted for $769,963 and $599,702 of the revenues for the four months and three months ended June 30, 2000, respectively, compared to $1,184,704 and $590,830 of the revenues for the six months and three months ended June 30, 2001, respectively.

Claims Administration Fees. Claims administration fees generated by our BCIS Services subsidiary accounted for $322,904 of the revenues for the first six months of 2000. Claims administration fees accounted for $121,831 of the revenues for the three months ended June 30, 2000. On October 6, 2000, we sold BCIS Services.

Title and Appraisal Fees. Title Services and appraisal fees generated by our Custom Title Services subsidiary accounted for $115,724 of the revenues during the first half of 2000. On January 24, 2000, we sold Custom Title Services.

Management Fees. Management fees during the six months ended June 30, 2000 were $446,556 and during the six months ended June 30, 2001 were $436,417. Management fees increased from $71,885 for the three months ended June 30, 2000 to $321,839 for the three months ended June 30, 2001. The second quarter comparative increase was attributable to timing differences related to recognition of results from a closed year of operations of the Unemployment Insurance Protection program. We expect management fees to vary from year to year depending on claims experience in the Unemployment Insurance Protection program.

Commission Fees. Net commission fees generated by our Paul Boardway and Associates subsidiary accounted for $107,101 and $41,854 of revenues during the six and three months ended June 30, 2000, respectively, compared with $67,192 and $3,732 for the same periods of 2001, respectively.

Other Income. Other income declined $880,543 to $21,426 for second quarter 2001 from $901,969 last year. This was principally due to recognition of a one-time payment of $900,000 received during the second quarter of 2000 in connection with the settlement of a dispute with an unaffiliated party.

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $6,979,720 or 58.1% of net premiums earned during the first six months of 2000 versus $9,761,969 or 55.4% of net premiums earned during the first six months of 2001. Losses and loss adjustment expenses totaled $4,623,452 or 43.5% of net premiums earned during the second quarter of 2001 versus $3,323,469 or 51.9% of net premiums earned during the second quarter of 2000. Loss and loss adjustment expenses for the Lender/Dealer Insurance program increased 38.0% from $6,948,520 during the six months ended June 30, 2000 to $9,588,348 during the six months ended June 30, 2001 and increased 34.6% from $3,363,098 during the

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

three months ended June 30, 2000 to $4,527,942 during the three months ended June 30, 2001. These increases were primarily related to growth in Lender/Dealer policies. Losses and loss adjustment expenses for the Unemployment Insurance Protection program increased from $31,200 in 2000 to $173,621 in 2001 resulting from less favorable loss experience on reserves for prior accident years, and further complemented by an increase in the loss and loss adjustment expense ratio for losses and loss adjustment expenses occurring in the current accident year.

Operating Expense. Operating expense consists of experience rating adjustments, commission expense, other insurance operating expense and general and administrative expenses. Operating expense increased 59.7% from $5,473,600 for the six months ended June 30, 2000 to $8,741,797 for the six months ended June 30, 2001. Operating expense increased 92.9% from $3,161,291 to $6,096,591 during the three months ended June 30, 2000 and 2001, respectively. The experience rating adjustment increased to $2,691,380 in the second quarter of 2001 from $428,915 in the second quarter 2000. Experience rating adjustments are calculated and adjusted from period to period based on the policy experience to date. Management anticipates that the experience rating adjustment may fluctuate in future quarters based on this calculation. Commission expense increased 79.9% from $1,511,675 for the six months ended June 30, 2000 to $2,719,454 for the six months ended June 30, 2001. Commission expense increased 89.4% from $906,001 to $1,716,386 during the three months ended June 30, 2000 and 2001, respectively. These increases were primarily due to growth in our regional and community financial institution customer base. Other insurance operating expenses increased 8.5% from $1,664,324 in the first six months of 2000 to $1,805,645 in the first six months of 2001 and increased 8.9% from $882,084 to $960,894 during the three months ended June 30, 2000 and 2001, respectively. These increases were primarily due to increases in allocable salaries and related benefits, state and local insurance taxes and rent. General and administrative expenses decreased 25.3% from $1,856,662 in the first six months of 2000 to $1,387,411 in the first six months of 2001. General and administrative expenses decreased 22.9% from $944,291 to $727,931 during the three months ended June 30, 2000 and 2001, respectively. These decreases were primarily due to decreases in claims administration, and title business expenses, as well as outside computer services and consulting services. Paul Boardway and Associates incurred operating expenses of $276,108 during the six months ended June 30, 2000 and $124,113 in the second quarter of 2000 as compared to $123,121 and $52,856 during the same periods in 2001, respectively. American Legal Publishing incurred operating expenses of $641,816 and $501,198 for the six months and three months ended June 30, 2000, respectively, as compared to $1,048,203 and $564,701 during the same periods in 2001, respectively.

Interest Expense. Interest expense decreased from $179,994 in the first six months of 2000 to $15,033 in the first six months of 2001 and decreased from $85,467 for the three months ended June 30, 2000 to $8,246 for the three months ended June 30, 2001. These decreases were due to decreases in the prime rate and maintaining a lower borrowing level on our revolving credit line.

Federal Income Taxes. Federal income taxes decreased from $844,932 in the first six months of 2000 to $575,226 in the first six months of 2001 and decreased from $593,217 for the three months ended June 30, 2000 to $335,685 for the three months ended June 30, 2001. The effective consolidated income tax rate was 30.0% for the quarter ended June 30, 2000 and 27.7% for the quarter ended June 30, 2001.

GAAP Combined Ratio. Ohio Indemnity increased reserves at June 30, 2001 in response to higher reported claims related to Lender/Dealer Insurance products. The combined ratio for Ohio Indemnity for the three and six months ended June 30, 2001 was 96.0% and 92.6%, respectively, versus 94.3% and 87.2% for the three and six months ended June 30, 2000, respectively. The increase in the expense ratio was primarily due to a reclassification of experience rating adjustment expenses at the end of fiscal 2000 and, to a lesser extent, higher commissions, additional staffing, and growth in marketing and product development initiatives.

LIQUIDITY AND CAPITAL RESOURCES
We are an insurance holding company whose principal asset is the stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet our liquidity requirements, including debt service obligations. We have a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2001 from Ohio Indemnity, absent regulatory consent, is $3,693,686. Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equaled $5,628,992 and $4,222,226 for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities was $303,459 for the six months

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

ended June 30, 2001 and $1,060,374 for the six months ended June 30, 2000. Net cash used in our investing activities was $1,762,226 and $466,103 for the six months ended June 30, 2001 and 2000, respectively.

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

Our balance sheet liquidity remains favorable as evidenced by invested assets that exceed liabilities. The liquidity position has been enhanced by positive underwriting and favorable loss experience.

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

Our investments at June 30, 2001 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at June 30, 2001 amounted to $14,693,252 or 35.0% of total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $1,208,590 and $726,696 for the six months ended June 30, 2001 and 2000, respectively.

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

Shareholder's equity was $29,526,326 at June 30, 2001, 3.5% higher than at December 31, 2000. Book value per diluted share was $5.10 at June 30, 2001.

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with the Unemployment Insurance program. The financial statements include reserves for losses on these programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $206,750 and $368,000 at June 30, 2001 and December 31, 2000, respectively.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2001. Our market risk sensitive instruments are entered into for purposes other than trading.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

The carrying value of our investment portfolio as of June 30, 2001 was $31,274,400, 67.7% of which is invested in fixed maturity securities, 19.6% in equity securities and 12.7% in short-term investments. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. We have no foreign exchange risk or direct commodity risk.

For fixed maturity securities, the short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding our objectives and strategies pertaining to the investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For our investment portfolio, during the quarter ended June 30, 2001, there were no significant changes in our primary market risk exposures or in how these exposures are managed compared to the year ended December 31, 2000. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

Market trends in the automobile industry, and specifically programs offered by captive finance companies, continue to be influenced by weak market conditions. As a result, banks and finance companies, our primary customers, are experiencing lower demand for automobile loans.

We anticipate that the continued weakness in the national economy, and, to a lesser extent internal infrastructure improvements, will continue to impact performance during the remainder of 2001. Therefore, earnings for this year will likely be below last year. Nonetheless, long-term growth and profitability are expected to benefit from continued implementation of our business strategy and enhanced information technology capabilities.

FORWARD-LOOKING INFORMATION
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine these results and values are beyond our ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, we do not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Some of the factors that could cause actual results to differ from our forward-looking statements include the following: (i) the demand for Ultimate Loss and Unemployment Insurance will vary with factors beyond our control such as changes in interest rates, level of automobile financing activity, cost of automobiles, consumer confidence, unemployment levels, inflation and general economic activity; (ii) the risk that losses from claims are greater than anticipated such that reserves for possible claims are inadequate; (iii) the risk that unanticipated adverse changes in securities markets could result in material losses in our investments; and (iv) the dependence on key management personnel with skills critical to our long-term success.

INFLATION
We do not believe that inflation has, or will have in the foreseeable future, a material impact upon our operating results.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

Item 3.  Quantitative and Qualitative Disclosures
         ----------------------------------------
         About Market Risk
         -----------------

The information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk."


                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

We held our Annual Meeting of Shareholders on May 30, 2001 for the purpose of electing six directors to serve one year terms expiring in 2002.

The number of votes cast for each candidate and the number of votes withheld with respect to each candidate is as follows:

                                                 VOTES FOR       VOTES WITHHELD
                                                 ---------       --------------
         John S. Sokol                           4,952,011           16,195
         Si Sokol                                4,952,011           16,195
         Daniel D. Harkins                       4,954,850           13,356
         Saul Sokol                              4,954,430           13,776
         William S. Sheley                       4,954,325           13,881
         Matthew D. Walter                       4,954,325           13,881

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              None.

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BANCINSURANCE CORPORATION
                                  -------------------------
                                          (Company)





Date:   August 3, 2001         By:                Si Sokol
     --------------------         --------------------------------------------
                                                  Si Sokol
                                      Chairman and Chief Executive Officer
                                         (Principal Executive Officer)




Date:   August 3, 2001         By:              Sally Cress
     --------------------         --------------------------------------------
                                                Sally Cress
                                        Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)