Form 10-Q
period 2001-09-30
BANCINSURANCE CORP
filed 2001-11-07
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended September 30, 2001    Commission File Number 0-8738
                          --------------------  -------------------------------


                            BANCINSURANCE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                        31-0790882
-------------------------------                ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


250 East Broad Street, Columbus, Ohio                     43215
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (614) 228-2800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       YES   X       NO
                                                          -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


             Class                         Outstanding at September 30, 2001
--------------------------------      -----------------------------------------
Common shares, without par value                      5,770,185

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                 Page No.
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of
         September 30, 2001 (unaudited) and December 31, 2000........................................3

    Consolidated Statements of Income for the three months and nine months ended September 30, 2001 and 2000 (unaudited)...................................5


    Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2001 and
         2000 (unaudited)............................................................................6


    Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2001 and 2000 (unaudited)...................................7


    Notes to Consolidated Financial Statements (unaudited)...........................................8


  Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............................................10

  Item 3. Quantitative and Qualitative Disclosures About
         Market Risk.................................................................................16


PART II - OTHER INFORMATION AND SIGNATURES

  Item 1. Legal Proceedings ...................................................................Not Applicable

  Item 2. Changes in Securities and Use of Proceeds............................................Not Applicable

  Item 3. Defaults Upon Senior Securities......................................................Not Applicable

  Item 4. Submission of Matters to a Vote of Security Holders .................................Not Applicable

  Item 5. Other Information ...................................................................Not Applicable

  Item 6. Exhibits and Reports on Form 8-K...........................................................16

  Signatures.........................................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                        September 30,          December 31,
Assets                                                                                      2001                   2000
------                                                                               ------------------      ---------------
                                                                                         (Unaudited)            (Note 2)
Investments:
   Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $5,106,917 in 2001 and $5,144,356 in 2000).................................   $    4,949,840        $     5,048,466

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $14,692,270 in 2001 and $14,323,397 in 2000)...............................       14,980,643             14,486,863

       Equity securities, at fair value (cost $6,208,564
         in 2001 and $3,852,659 in 2000)............................................        6,195,227              4,823,438

     Short-term investments, at cost which
       approximates fair value......................................................        4,261,358              6,019,440
                                                                                       --------------        ---------------

              Total investments.....................................................       30,387,068             30,378,207
                                                                                       --------------        ---------------


Cash ...............................................................................       16,749,955              6,560,778
Premiums receivable.................................................................        4,425,805              2,591,617
Accounts receivable, net of allowance for doubtful accounts.........................          543,134                441,315
Reinsurance receivable..............................................................           63,921                 20,250
Reinsurance recoverable on paid losses..............................................           62,818                 99,631
Prepaid reinsurance premiums........................................................          645,939                 50,048
Deferred policy acquisition costs...................................................        1,605,132                642,787
Estimated earnings in excess of billings on uncompleted codification contracts......          146,083                159,295
Loans to affiliates.................................................................          669,720                533,039
Notes receivable....................................................................          400,000                441,000
Land and building, net..............................................................             -                    34,546
Furniture and equipment, net........................................................          187,138                134,691
Excess of investment over net assets of subsidiaries, net...........................        2,559,916              2,635,424
Intangible asset, net...............................................................          876,403                422,416
Deferred federal income taxes.......................................................           72,316                  -
Accrued investment income...........................................................          331,154                336,803
Amount due from broker..............................................................             -                   100,000
Other assets........................................................................          466,093                319,137
                                                                                       --------------        ---------------
                        Total assets................................................   $   60,192,595        $    45,900,984
                                                                                       ==============        ===============


                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued


                                                                                        September 30,          December 31,
Liabilities and Shareholders' Equity                                                         2001                  2000
------------------------------------                                                   ---------------        -------------
                                                                                         (Unaudited)            (Note 2)
Reserve for unpaid losses and loss adjustment expenses..............................    $   4,634,376         $   2,958,615
Unearned premiums...................................................................        6,089,704             2,740,418
Reinsurance premiums payable........................................................              698                  -
Experience rating adjustments payable...............................................        5,349,617             1,316,563
Retrospective premium adjustments payable...........................................        2,805,491               855,567
Funds held under reinsurance treaties...............................................          658,652                  -
Contract funds on deposit...........................................................        2,078,412             2,073,529
Note payable  ......................................................................        5,095,258             5,142,000
Acquisition liability...............................................................           30,000               159,659
Taxes, licenses, and fees payable...................................................          398,676               216,923
Federal income taxes payable........................................................          391,955                47,314
Deferred federal income taxes.......................................................             -                  310,345
Commissions payable.................................................................        1,419,019               821,777
Billings in excess of estimated earnings on uncompleted codification contracts......          126,507                64,195
Other...............................................................................          911,320               658,720
                                                                                        -------------         -------------

              Total liabilities.....................................................       29,989,685            17,365,625
                                                                                        -------------         -------------


Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference shares, without par value;  authorized 100,000
          shares; no shares issued or  outstanding..................................             -                     -
       Class B Serial Preference shares, without par value; authorized 98,646
          shares; no shares issued or  outstanding..................................             -                     -
     Common shares, without par value; authorized 20,000,000 shares;
          6,170,341 shares issued...................................................        1,794,141             1,794,141
     Additional paid-in capital.....................................................        1,337,242             1,336,805
     Accumulated other comprehensive income.........................................          181,523               748,602
     Retained earnings..............................................................       28,694,427            26,464,712
                                                                                        -------------         -------------
                                                                                           32,007,333            30,344,260
     Less:  Treasury shares, at cost (400,156 in 2001 and
         401,106 in 2000 common shares).............................................        (1,804,423)         (1,808,901)
                                                                                        --------------        ------------

              Total shareholders' equity............................................       30,202,910            28,535,359
                                                                                        -------------         -------------

              Total liabilities and shareholders' equity............................    $  60,192,595         $  45,900,984
                                                                                        =============         =============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)


                                                            Three Months Ended                       Nine Months Ended
                                                               September 30,                           September 30,
                                                          2001              2000                 2001             2000
                                                    --------------     --------------       --------------   --------------
Income:
   Premiums written...............................  $ 10,589,460       $  5,201,194         $  31,239,186    $  19,112,351
   (Increase) decrease in unearned premiums.......      (433,653)         1,538,895            (3,349,286)        (242,852)
                                                    --------------     --------------       --------------   --------------
   Premiums earned ...............................    10,155,807          6,740,089            27,889,900       18,869,499
   Premiums ceded ................................       (57,569)           (59,138)             (158,705)        (173,367)
                                                    --------------     --------------       --------------   --------------
         Net premiums earned......................    10,098,238          6,680,951            27,731,195       18,696,132

   Investment income..............................       319,328            407,243             1,127,950        1,250,532
   Net realized gain (loss) on investments........         6,035            (60,399)              406,003         (176,992)
   Gain on sale of property.......................          -                  -                   15,848             -
   Codification and subscription fees.............       708,168            565,219             1,892,872        1,335,182
   Claims administration fees.....................          -               104,132                 -              427,036
   Title and appraisal fees.......................          -                  -                    -              115,724
   Management fees................................       234,889             75,147               671,306          521,703
   Commission fees................................          (259)            22,262                66,933          129,363
   Other income...................................        52,132              9,301               100,770          950,353
                                                    --------------     --------------       --------------   --------------
         Total revenue............................    11,418,531          7,803,856            32,012,877       23,249,033
                                                    --------------     --------------       --------------   --------------

Losses and operating expenses:
   Losses and loss adjustment expenses............     5,889,648          3,098,547            15,724,994       10,124,234
   Reinsurance recoveries.........................       (62,882)             4,758              (136,259)         (41,209)
   Experience rating adjustments..................     1,203,767            527,058             4,033,054          967,997
   Commission expense.............................     1,865,760            911,534             4,585,214        2,423,209
   Other insurance operating expenses.............       858,765            705,219             2,664,410        2,369,543
   General and administrative expenses............       644,714            644,972             2,032,125        2,501,634
   Interest expense...............................        10,479             52,554                25,512          232,548
                                                    --------------     --------------       --------------   --------------
         Total expenses...........................    10,410,251          5,944,642            28,929,050       18,577,956
                                                    --------------     --------------       --------------   --------------

         Income before federal income taxes.......     1,008,280          1,859,214             3,083,827        4,671,077

Federal income tax expense........................       278,884            619,481               854,110        1,464,413
                                                    --------------     --------------       --------------   --------------

         Net income ..............................  $    729,396       $  1,239,733         $   2,229,717    $   3,206,664
                                                    ==============     ==============       ==============   ==============


Basic and diluted earnings per share..............  $        .13       $        .21         $         .39    $         .54
                                                    ==============     ==============       ==============   ==============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                        September 30,
                                                                2001             2000               2001            2000
                                                         --------------   --------------      --------------  --------------
Net income.............................................   $    729,396     $  1,239,733        $  2,229,717    $  3,206,664

Other comprehensive income:
      Unrealized holding gains (losses) on securities
      arising during the nine month period, net of
      income tax (benefit) expense of $(293,264) and
      $260,969, respectively...........................        (55,010)         365,045            (569,277)        506,587
                                                         --------------   --------------      --------------  --------------

Comprehensive income...................................   $    674,386     $  1,604,778       $   1,660,440    $  3,713,251
                                                         ==============   ==============      ==============  ==============









See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)                                                 Nine Months Ended
                                                                                                 September 30,
                                                                                            2001            2000
                                                                                      ---------------  --------------
Cash flows from operating activities:
   Net income ......................................................................   $  2,229,717    $  3,206,664
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized gain on disposal of subsidiary ..................................           --           (35,311)
      Net realized (gain) loss on investments ......................................       (406,003)        176,992
      Net realized gain on disposal of property ....................................        (15,848)           --
      Net realized loss on disposal of equipment ...................................          2,243             798
      Net realized loss on debt forgiveness ........................................           --            30,000
      Depreciation and amortization ................................................        198,892         199,370
      Deferred federal income tax (benefit) expense ................................        (89,397)        255,882
      Change in operating assets and liabilities:
         Premiums receivable .......................................................     (1,834,188)       (254,490)
         Accounts and reinsurance receivable, net ..................................       (704,568)        795,425
         Deferred policy acquisition costs .........................................       (962,345)       (270,614)
         Other assets ..............................................................        (85,167)       (402,285)
         Reserve for unpaid losses and loss adjustment expenses ....................      1,685,761        (788,432)
         Unearned premiums .........................................................      3,349,286         207,554
         Experience rating adjustments payable .....................................      4,033,054         967,997
         Retrospective premium adjustments payable .................................      1,949,924       1,981,557
         Funds held under reinsurance treaties .....................................        658,652            --
         Other liabilities .........................................................      1,316,051         100,721
                                                                                        ------------    ------------
            Net cash provided by operating activities ..............................     11,326,064       6,171,828
                                                                                        ------------    ------------
Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities due to redemption or maturity ..        620,000         996,905
   Proceeds from available for sale: fixed maturities sold, redeemed and matured ...      4,500,016       4,113,784
   Proceeds from equity securities sold ............................................     10,120,816       3,340,660
   Cost of investments purchased:
      Held to maturity:  fixed maturities ..........................................           --          (986,990)
      Available for sale: fixed maturities .........................................     (5,414,702)     (2,832,558)
                         equity securities .........................................    (12,071,767)     (4,044,652)
   Net change in short-term investments ............................................      1,758,082       1,258,766
   Purchase of furniture and equipment .............................................        (99,448)        (76,006)
   Cash used in acquisition of assets ..............................................       (403,503)           --
   Cash used in purchase of subsidiary .............................................           --          (958,094)
   Other ...........................................................................            160          (7,165)
                                                                                        ------------    ------------
            Net cash provided by (used in) investing activities ....................       (990,346)        804,650
                                                                                        ------------    ------------

Cash flows from financing activities:
   Proceeds from note payable to bank ..............................................     14,750,000      12,665,000
   Repayments of note payable to bank ..............................................    (14,892,000)    (13,045,000)
   Proceeds from stock options exercised ...........................................           --            37,563
   Acquisition of treasury stock ...................................................         (4,541)     (1,067,252
                                                                                        ------------    ------------

            Net cash used in financing activities ..................................       (146,541)     (1,409,689)
                                                                                        ------------    ------------

Net increase in cash ...............................................................     10,189,177       5,566,789
                                                                                        ------------    ------------
Cash at December 31 ................................................................      6,560,778       2,401,312
                                                                                        ------------    ------------
Cash at September 30 ...............................................................   $ 16,749,955    $  7,968,101
                                                                                        ============    ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest ........................................................................   $     11,210    $    208,789
                                                                                        ============    ============
   Income taxes ....................................................................   $    600,000    $    745,000
                                                                                        ============    ============
Supplemental schedule of non-cash investing activities:
   Common shares issued in purchase acquisition ....................................          9,456         300,000


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 2001 and for all periods presented have been made.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results of operations for the full year.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

6.   Supplemental Disclosure For Earnings Per Share

                                                              Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                           2001              2000               2001               2000
                                                       ------------      ------------        ------------      ------------
     Net income.....................................   $    729,396      $  1,239,733        $  2,229,717      $  3,206,664
                                                       ------------      ------------        ------------      ------------

     Weighted average common shares outstanding.....      5,770,185         5,844,241           5,769,055         5,906,678
     Adjustments for dilutive securities:
       Dilutive effect of outstanding options.......         25,155            17,583              17,418            20,134
                                                       ------------      ------------        ------------      ------------
     Diluted common shares..........................      5,795,340         5,861,824           5,786,473         5,926,812
                                                       ============      ============        ============      ============

     Basic and diluted earnings per share...........   $        .13      $        .21        $        .39      $        .54

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


                                                                           September 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                                                                  Municipal
                                      Property/Casualty       Insurance             Code                All            Consolidated
                                          Insurance            Agency             Publishing           Other              Totals
                                      ----------------------------------------------------------------------------------------------
     Revenues from external customers  $  29,302,948       $      66,933      $    1,892,872     $     25,548        $   31,288,301
     Intersegment revenues...........          4,410             255,931               -               60,930               321,271
     Interest revenue................      1,018,257                  94               -               27,496             1,045,847
     Interest expense................         10,363                -                  1,581           13,568                25,512
     Depreciation and amortization...         25,488              76,802              54,452           42,150               198,892
     Segment profit (loss)...........      2,952,173             143,147             248,685         (260,178)            3,083,827
     Income tax expense (benefit)....        765,236              77,038              94,380          (82,544)              854,110
     Segment assets..................     53,829,934           2,606,035           1,887,436        3,401,685            61,725,090


                                                                             September 30, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                      Workers                  Municipal
                                      Property/Casualty   Title     Compensation   Insurance     Code          All     Consolidated
                                          Insurance      Agency   Administration     Agency    Publishing     Other       Totals
                                      ---------------------------------------------------------------------------------------------
     Revenues from external customers  $  20,680,665  $  115,724    $  427,036   $  129,363  $ 1,335,182  $    5,850 $ 22,693,820
     Intersegment revenues...........          4,410      -              -          571,258         -         50,930      626,598
     Interest revenue................      1,135,719      -              -               53         -         46,039    1,181,811
     Interest expense................          5,724          90         -               40         -        226,694      232,548
     Depreciation and amortization...         47,252         419         2,746       80,661       26,777      41,515      199,370
     Segment profit (loss)...........      4,870,005     (37,138)      (29,844)     330,521      194,203     (30,072)   5,297,675
     Income tax expense (benefit)....      1,475,562      -              -          138,483       71,800    (221,432)   1,464,413
     Segment assets..................     42,110,387      -            127,963    2,486,980    1,496,997   2,963,237   49,185,564

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES




                                                                                ---------------------------------------------------
                                                                                      September 30,          September 30,
                                                                                           2001                    2000
                                                                                ---------------------------------------------------
     REVENUES
     Total revenues for reportable segments.....................................      $  31,288,301         $  22,693,820
     Interest revenue...........................................................          1,045,847             1,181,811
     Elimination of intersegment revenues.......................................           (321,271)             (626,598)
                                                                                      -------------         -------------
     Total consolidated revenues................................................      $  32,012,877         $  23,249,033
                                                                                      =============         =============

     PROFIT

     Total profit for reportable segments.......................................      $   3,665,276         $   5,327,747
     Other loss ................................................................           (260,178)              (30,072)
     Elimination of intersegment profits........................................           (321,271)             (626,598)
                                                                                      -------------         -------------
     Income before income taxes.................................................      $   3,083,827         $   4,671,077
                                                                                      =============         =============

     ASSETS

     Total assets for reportable segments.......................................      $  58,323,405         $  46,222,327
     Other assets...............................................................          3,401,685             2,963,237
     Elimination of intersegment receivables....................................         (1,532,495)           (1,312,970)
                                                                                      -------------         -------------
     Consolidated assets........................................................      $  60,192,595         $  47,872,594
                                                                                      =============         =============


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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                                      -----------------------------------------------------
                                                                                   Period to Period Increase
                                                                                  Nine Months Ended September 30,
                                                                      -----------------------------------------------------
                                                                                          2000-2001
                                                                      -----------------------------------------------------
                                                                             Amount                              % Change
                                                                      -----------------------------------------------------
      Premiums written..............................................    $   12,126,835                            63.5%
      Net premiums earned...........................................         9,035,063                            48.3%
      Net investment income.........................................           460,413                            42.9%
      Total revenue.................................................         8,763,844                            37.7%
      Losses and loss adjustment expenses,
        net of reinsurance recoveries...............................         5,505,710                            54.6%
      Operating expenses............................................         5,052,420                            61.1%
      Interest expense..............................................          (207,036)                          (89.0)%
      Operating income..............................................        (1,587,250)                          (34.0)%
      Net income....................................................          (976,947)                          (30.5)%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity Company, a consolidated subsidiary, on both a statutory and GAAP basis for the nine months ended September 30:


                                                                                           2001           2000
                                                                                        -------------------------
    Statutory:
      Loss ratio..............................................................            63.8%           59.1%
      Expense ratio...........................................................            26.0%           27.0%
                                                                                          ----            ----
      Combined ratio..........................................................            89.8%           86.1%
                                                                                          ====            ====

    GAAP:
      Loss ratio..............................................................            56.2%           53.9%
      Expense ratio...........................................................            43.7%           30.1%
                                                                                          ----            ----
      Combined ratio..........................................................            99.9%           84.0%
                                                                                          ====            ====

Investment of Ohio Indemnity's assets are restricted to the investments permitted by Ohio's insurance laws. Our overall investment policy is determined by our Board of Directors and is reviewed periodically. We principally invest in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from these investments is tax-exempt and these investments have generally resulted in favorable net yields. We have the ability and intend to hold our held to maturity fixed income securities to maturity or the applicable put date. As a result, we carry our held to maturity fixed income securities at amortized cost for GAAP purposes. As our fixed income securities mature, there can be no assurance that we will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000

Premiums Written; Premiums Earned. Premiums written for the nine months ended September 30, 2001 increased 63.5% from $19,112,351 at September 30, 2000 to $31,239,186 at September 30, 2001. Premiums earned increased 48.3% from $18,696,132 at September 30, 2000 to $27,731,195 at September 30, 2001. Premiums
written increased 103.6% for the three months ended September 30, 2001 versus September 30, 2000. Premiums earned increased 51.1% for the same third quarter comparables. Premiums written for the Lender/Dealer Insurance programs increased 74.1% from $15,516,495

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

in the first nine months of 2000 to $27,014,238 in the first nine months of 2001. Premiums earned from the Lender/Dealer Insurance programs increased 54.1% from $15,853,770 in the first nine months of 2000 to $24,438,046 in the first nine months of 2001. Premiums written for the Lender/Dealer Insurance programs increased 104.6% for the three months ended September 30, 2001 versus September 30, 2000. Premiums earned for the Lender/Dealer Insurance programs increased 57.3% for the same quarter comparables. Our Ultimate Loss Insurance product added a major financial institution as a customer during 2001 as a result of increased marketing efforts. In addition, we expanded sales through agency relationships to regional and community financial institutions. Premiums written and earned for our Guaranteed Auto Protection ("GAP") product increased from $164,705 and $18,603 in the nine months ended September 30, 2000 to $1,289,039 and $342,260 in the nine months ended September 30, 2001, respectively. A significant portion of this increase resulted from an agent transferring a book of GAP business to our Company. Premiums written for the Unemployment Insurance Protection program increased 11.2% from $3,595,856 in the nine months ended September 30, 2000 to $3,998,733 in the nine months ended September 30, 2001. Premiums earned from the Unemployment Insurance Protection program increased 12.6% from $2,842,362 in the first nine months of 2000 to $3,199,500 in the first nine months of 2001. Premiums written decreased 25.7% and premiums earned increased 5.1% for the Unemployment Insurance Protection program for the three months ended September 30, 2001 versus 2000. The increases in premiums written and premiums earned on the Unemployment Insurance Protection program were primarily attributable to higher employment among existing clients. During the third quarter of 2001, we assumed Bail Bond coverage in New Jersey. Premiums written and earned were $226,215 and $93,649 during the nine months ended September 30, 2001, respectively.

Net Investment Income. Our $30,387,068 investment portfolio is primarily concentrated in investment-grade fixed income securities. With respect to the equity portion of our portfolio, we regularly evaluate factors that may impact the national economy as well as the outlook for corporate profits. Net investment income increased 42.9% from $1,073,540 in the first nine months of 2000 to $1,533,953 in the first nine months of 2001, and decreased 6.2% from $346,844 in the three months ended September 30, 2000 to $325,363 in the three months ended September 30, 2001. The nine month increase was primarily due to realized investment gains of $406,003 in 2001 compared to realized investment losses of $176,992 in 2000. The three month decline was primarily due to a decrease in interest earned on short-term investments.

Codification and Subscription Fees. Codification and subscription fees generated by American Legal Publishing, our consolidated subsidiary, accounted for $1,335,182 and $565,219 of the revenues for the nine months and three months ended September 30, 2000, respectively, compared to $1,892,872 and $708,168 of the revenues for the nine and three months ended September 30, 2001, respectively.

Claims Administration Fees. Claims administration fees generated by BCIS Services, our former consolidated subsidiary, accounted for $427,036 of the revenues for the first nine months of 2000. Claims administration fees accounted for $104,132 of the revenues for the three months ended September 30, 2000. On October 6, 2000, we sold BCIS Services.

Title and Appraisal Fees. Title Services and appraisal fees generated by Custom Title Services, our former consolidated subsidiary, accounted for $115,724 of the revenues for the first nine months of 2000. On January 24, 2000, we sold Custom Title.

Management Fees. Management fees for the nine months ended September 30, 2000 were $521,703 and for the nine months ended September 30, 2001 were $671,306. Management fees increased from $75,147 for the three months ended September 30, 2000 to $234,889 for the three months ended September 30, 2001. The third quarter comparative increase was attributable to timing differences related to recognition of results from a closed year of operations of the Unemployment Insurance Protection program. We expect management fees to vary from year to year depending on claims experience in the Unemployment Insurance Protection program.

Commission Fees. Net commission fees generated by Paul Boardway and Associates, our consolidated subsidiary, accounted for $129,363 and $22,262 of the revenues for the nine and three month periods ending September 30, 2000, respectively, compared with $66,933 and $(259) of the revenues for the nine and three month periods ended September 30, 2001, respectively.

Other income. Other income declined from $950,353 for the nine months ended September 30, 2000 to $100,770 for the nine months ended September 30, 2001. This was principally due to recognition of a one-time payment of $900,000 received during the second quarter of 2000 in connection with the settlement of a dispute with an unaffiliated party.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Losses and Loss Adjustment Expenses, Net of Reinsurance Recoveries. Losses and loss adjustment expenses totaled $10,083,025, or 53.9% of net premiums earned, during the first nine months of 2000 compared with $15,588,735, or 56.2% of net premiums earned during the first nine months of 2001. Losses and loss adjustment expenses totaled $5,826,766, or 57.7% of net premiums earned, during the third quarter of 2001, compared with $3,103,305, or 46.5% of net premiums earned, during the third quarter of 2000. Losses and loss adjustment expenses for the Lender/Dealer Insurance programs increased 52.4% from $9,991,220 during the nine months ended September 30, 2000 to $15,229,848 during the nine months ended September 30, 2001 and increased 85.4% from $3,042,700 during the three months ended September 30, 2000 to $5,641,500 during the three months ended September 30, 2001. These increases were primarily due to significant losses attributed to the growth in the number of policies issued for our Lender/Dealer insurance programs. Our GAP product incurred losses and loss adjustment expenses of $16,471 and $150,614 during the nine months ended September 30, 2000 and 2001, respectively, and $11,115 and $44,062 during the three months ended September 30, 2000 and 2001, respectively. Losses and loss adjustment expenses for the Unemployment Insurance Protection program increased from $91,805 in the first nine months of 2000 to $302,697 in the first nine months of 2001. This increase resulted from less favorable loss experience on reserves for prior accident years and an increase in the loss and loss adjustment expense ratio for losses and loss adjustment expenses occurring in the current accident year. Our Bail Bond Insurance program incurred loss and loss adjustment expense of $56,190 during the third quarter of 2001.

Operating Expenses. Operating expenses consist of experience rating adjustments, commission expense, other insurance operating expense and general and administrative expenses. Operating expenses increased 61.1% from $8,262,383 for the nine months ended September 30, 2000 to $13,314,803 for the nine months ended September 30, 2001. Operating expenses increased 64.0% from $2,788,783 to $4,573,006 during the three months ended September 30, 2000 and 2001, respectively. The experience rating adjustment increased to $1,203,767 in the third quarter of 2001 from $527,058 in the third quarter 2000. Experience rating adjustments are calculated and adjusted from period to period based on the policy experience to date. Management anticipates that the experience rating adjustment may fluctuate in future quarters based on this calculation. Commission expense increased 89.2% from $2,423,209 for the nine months ended September 30, 2000 to $4,585,214 for the nine months ended September 30, 2001. Commission expense increased 104.7% from $911,534 to $1,865,760 during the three months ended September 30, 2000 and 2001, respectively. These increases were primarily due to growth in our regional and community financial institution and GAP customer base. Other insurance operating expenses increased 12.4% from $2,369,543 in the first nine months of 2000 to $2,664,410 in the first nine months of 2001 and increased 21.8% from $705,219 to $858,765 during the three months ended September 30, 2000 and 2001, respectively. These increases were primarily due to increases in allocable salaries and related benefits, state and local insurance taxes and rent. General and administrative expenses decreased 18.8% from $2,501,634 in the first nine months of 2000 to $2,032,125 in the first nine months of 2001. General and administrative expenses were $644,972 and $644,714 during the three months ended September 30, 2000 and 2001, respectively. These decreases were primarily due to decreases in claims administration and title business expenses, as well as outside computer services and consulting services. Paul Boardway and Associates incurred operating expenses of $351,687 during the nine months ended September 30, 2000 and $75,578 in the third quarter of 2000 compared with $195,659 and $72,538 during the same periods in 2001, respectively. American Legal Publishing incurred operating expenses of $1,141,227 and $499,411 during the nine months and three months ended September 2000, respectively, compared with $1,644,187 and $595,984 during the same periods in 2001, respectively.

Interest Expense. Interest expense decreased from $232,548 in the first nine months of 2000 to $25,512 in the first nine months of 2001 and from $52,554 for the three months ended September 30, 2000 to $10,479 for the three months ended September 30, 2001. These decreases were due to reductions in the prime rate and maintaining a lower borrowing level on our revolving credit line.

Federal Income Taxes. Federal income taxes decreased from $1,464,413 in the first nine months of 2000 to $854,110 in the first nine months of 2001 and from $619,481 for the three months ended September 30, 2000 to $278,884 for the three months ended September 30, 2001. The effective consolidated income tax rate was 33.3% for the quarter ended September 30, 2000 and 27.7% for the quarter ended September 30, 2001.

GAAP Combined Ratio. The combined ratio for Ohio Indemnity for the nine months ended September 30, 2001 was 99.9% compared with 84.0% for the nine months ended September 30, 2000. The loss ratio increased 2.3 percentage points for the first nine months of 2001 as a result of substantially higher losses associated with the Lender/Dealer Insurance programs as a result of a weaker national economy. The increase in the expense ratio was primarily due to a reclassification of experience rating adjustment expenses at the end of fiscal 2000 and, to a lesser extent, higher commissions, additional staffing, and growth in marketing and product development initiatives.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
We are an insurance holding company whose principal asset is the stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet our liquidity requirements, including debt service obligations. We have a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2001 from Ohio Indemnity, absent regulatory consent, is $3,693,686. Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equaled $11,326,064 and $6,171,828 for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by (used in) our investing activities was $(990,346) and $804,650 for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in financing activities was $146,541 for the nine months ended September 30, 2001 and $1,409,689 for the nine months ended September 30, 2000.

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

Our investments at September 30, 2001 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at September 30, 2001 amounted to $21,011,313 or 44.6% of total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on the balance sheet at amortized cost because we have the ability and intend to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $1,533,953 and $1,073,540 for the nine months ended September 30, 2001 and 2000, respectively.

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

Shareholder's equity was $30,202,910 at September 30, 2001, 5.8% higher than at December 31, 2000. Book value per diluted share was $5.22 at September 30, 2001.

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with the Bonded Service program. The financial statements include reserves for losses on these programs for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $301,125 and $288,000 at September 30, 2001 and 2000, respectively.

Under applicable insurance statutes and regulations, Ohio Indemnity is required to maintain prescribed amounts of capital and surplus as well as statutory deposits with the appropriate insurance authorities. Ohio Indemnity is in compliance with all applicable statutory capital and surplus requirements. Ohio Indemnity's investments consist only of permitted investments under Ohio insurance laws.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

DISCLOSURE ABOUT MARKET RISK
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2001. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of September 30, 2001 was $30,387,068, 65.6% of which is invested in fixed maturity securities, 20.4% in equity securities and 14.0% in short-term investments. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities as well as fixed-rate short-term investments. We have no foreign exchange risk or direct commodity risk.

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

For our investment portfolio, during the quarter ended September 30, 2001, there were no material changes in our primary market risk exposures or in how these exposures are managed compared to the year ended December 31, 2000. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

FACTORS TO CONSIDER FORWARD-LOOKING
Going forward, management will consider underwriting, acquisition and investment opportunities which fit our strategy of penetrating niche markets within the financial services industry. These decisions will be in areas where management feels they have an understanding of the underwriting and inherent risks. Management intends to add independent agents to expand its market presence. We will further concentrate on penetrating larger financial institutions for collateral protection insurance, expanding financial institution programs and auto dealer service contract programs. We will consider opportunities for underwriting additional non-profit organizations as they continue to consolidate into national trusts and seek to retain and transfer their unemployment claim exposure.

TRENDS
In our third quarter, we experienced a material increase in loss and loss adjustment expenses. We attribute this increase primarily to the condition of the national economy. Specifically, we believe that rising unemployment levels and increased loan defaults and automobile repossessions contributed to such increase. To the extent that unemployment levels continue to rise, loan defaults and automobile repossessions continue to increase in frequency and the national economy continues to weaken, we anticipate that this trend will continue during our fourth quarter.

We also anticipate that our premiums earned in the fourth quarter will be affected by the condition of the national economy. Specifically, the tragedies of September 11, 2001 motivated captive finance companies of automobile manufacturers to offer 0% financing programs. As a result, banks and finance companies, our primary customers, are experiencing lower demand for automobile loans. Although we are uncertain of the long-term impact of this trend, we anticipate that it will cause a decrease in premiums earned by our Lender/Dealer Insurance programs during our fourth quarter.

FORWARD-LOOKING INFORMATION
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results and shareholder values could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine these results and values are beyond our ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, we have no obligation and we do not intend to update forward-looking statements after the date hereof, even if new information, future events or

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Some of the factors that could cause actual results to differ from our forward-looking statements include the following: (i) the demand for Ultimate Loss and Bonded Service insurance varies with factors beyond our control such as changes in interest rates, level of automobile financing activity, cost of automobiles, consumer confidence, unemployment levels, inflation and general economic activity; (ii) the risk that losses from claims are greater than anticipated such that reserves for possible claims are inadequate; (iii) the risk that unanticipated adverse changes in securities markets could result in material losses in our investments; and (iv) the dependence on key management personnel with skills critical to our long-term success.

INFLATION
We do not believe that inflation has, or will have in the foreseeable future, a material impact upon our operating results.

INSURANCE REGULATORY MATTERS
The NAIC has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. This formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on our analysis, our total adjusted capital is in excess of all required action levels and that no corrective action will be necessary. The risk based capital provisions have been enacted into the Ohio Revised Code.

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




                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              None.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BANCINSURANCE CORPORATION
                                      -------------------------
                                               (Company)





Date:  November 7, 2001         By:                Si Sokol
     --------------------           -------------------------------------------
                                                   Si Sokol
                                       Chairman and Chief Executive Officer
                                          (Principal Executive Officer)




Date:  November 7, 2001         By:              Sally Cress
     --------------------           -------------------------------------------
                                                 Sally Cress
                                         Treasurer and Secretary
                                    Principal Financial and Accounting Officer)