Form 10-K405
period 2001-12-31
BANCINSURANCE CORP
filed 2002-03-21
CIK 276400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _______________

     Commission file number                 0-8738
                          -----------------------------------------------------

                            BANCINSURANCE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                        31-0790882
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

250 East Broad Street, Columbus, Ohio                    43215
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (614) 228-2800
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                              Name of Each Exchange
  -------------------                               On Which Registered
                                                   ---------------------

        NONE                                               NONE
---------------------------                     -------------------------------

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
                                          YES X   NO
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Shares held by non-affiliates of the registrant as of February 8, 2002 was $10,473,256.

     The number of shares outstanding of the registrant's Common Shares as of February 8, 2002 was 5,770,185.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II of this report.

     Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Shareholders to be held on June 3, 2002 are incorporated by reference into Part III of this report.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 2001 FORM 10-K



                                TABLE OF CONTENTS


                                                                                              Page
                                             PART I

Item 1.         Business...................................................................     3
Item 2.         Properties.................................................................     7
Item 3.         Legal Proceedings..........................................................     7
Item 4.         Submission of Matters to a Vote of Security Holders........................     7

                                             PART II

Item 5.         Market for the Company's Common Shares and Related
                    Security Holder Matters................................................     7
Item 6.         Selected Financial Data....................................................     7
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................     7
Item 7A.        Quantitative and Qualitative Disclosures About Market
                    Risk...................................................................     7
Item 8.         Consolidated Financial Statements and Supplementary Data...................     8
Item 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure....................................     8

                                            PART III

Item 10.        Directors and Executive Officers of the Company............................     8
Item 11.        Executive Compensation.....................................................     8
Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management.............................................................     8
Item 13.        Certain Relationships and Related Transactions.............................     8

                                             PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K...............................................................     8

                                     PART I

Item 1.  BUSINESS

GENERAL

Bancinsurance Corporation is an Ohio insurance holding company primarily engaged in the underwriting of specialized insurance products and related services through its wholly-owned subsidiary, Ohio Indemnity Company. Ohio Indemnity is licensed to transact business in 47 states and the District of Columbia and on a surplus lines basis in Texas. A wholly-owned subsidiary, Paul Boardway and Associates, Inc., a New York corporation which was acquired in August 1999, is a property/casualty insurance agency serving lending institutions. A wholly-owned subsidiary, American Legal Publishing Corporation, an Ohio corporation which was acquired in February 2000 offers a wide range of publishing services for state and local governments. Segment reporting is included in the notes to the Consolidated Financial Statements in the Company's 2001 Annual Report.

PRODUCTS

The majority of the Company's net premiums written and premiums earned are derived from two distinct lines of specialized insurance products and related services:

Lender/Dealer Products. Ultimate Loss Insurance, a form of physical damage single interest collateral protection insurance, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. Ultimate Loss Insurance insures against damage to pledged collateral in cases where the collateral is not otherwise insured. The standard policy covers physical damage to the collateral, not to exceed the lesser of the collateral's fair market value or the outstanding loan balance. This blanket single interest collateral protection policy is generally written to cover the lending institution's complete portfolio of collateralized personal property loans, which consist primarily of automobile loans. Certain Ultimate Loss Insurance policies are eligible for experience rated and return premium refunds based on comparisons between actual and expected losses. The Company offers supplemental coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender's collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral.

Since its inception in 1956, the Company has gradually expanded the coverage of the Ultimate Loss Insurance product to include lenders such as banks, savings and loans, credit unions and finance companies. During 2001, the Company provided Ultimate Loss Insurance coverage to approximately 480 lending institutions. The premiums charged for Ultimate Loss Insurance reflect claims experience, loan volumes and general market conditions.

Guaranteed Auto Protection ("GAP") insures the difference between the outstanding balance of a loan or lease and the actual cash value of a vehicle that is involved in a total loss. Such a loss can result from a collision or theft. GAP amounts exist resulting from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long term loans (60-84 months) and trade-ins contribute to GAP amounts.

GAP insurance policies insure lenders, lessors or auto dealers, who waive GAP amounts and elect to purchase insurance to cover the risk assumed by making the waiver. There are two primary forms of GAP insurance products. First, voluntary GAP programs are sold to lenders, lessors and auto dealers. This coverage is in turn sold directly to the borrower when a vehicle is purchased or leased. Second, Blanket GAP policies are sold to lessors, in blanket form, who typically waive GAP amounts on all of their leases.

Auto dealers frequently sell GAP waivers. This is a result of their dual role as selling agent for the vehicle and lender through their Finance and Insurance Department. As a result, the auto dealers can offer to waive GAP amounts if the vehicle is determined to be a total loss. The Company's GAP Coverage product is filed and approved in 45 states.

Unemployment Insurance Protection and Related Products. Unemployment compensation is a federally mandated, state administered employee benefit product. Ohio Indemnity currently offers three types of products to meet the unemployment compensation requirements of non-profit organizations and public sector employers. These include Bonded Service, Excess of Loss and Mandated Bonds.

The Company began providing the Bonded Service product in 1989. Bonded Service is a fully indemnified product with first dollar coverage. It is often a less costly alternative to the State Unemployment Insurance Tax System and is rated based on the employer's own experience. The provision of technical support and specific recommendations for the customer's deductibles and retention rates are key elements of the Bonded Service product. Each customer's unemployment liability is managed by a third party, which the Company, in turn, is bonded.

The Company began providing Excess of Loss products in 1992 to protect trusts consisting of groups of smaller, not-for-profit entities. The Excess of Loss products offer employers the opportunity to benefit from obtaining reimbursing status to meet their unemployment obligations, while protecting their assets against higher than anticipated claims. Individual Excess of Loss is an individually underwritten policy that includes an attachment point specific to each employer's experience and is normally reserved for larger non-for-profit entities. Smaller employers may join a trust along with other non-profit employers.

Ohio Indemnity also underwrites State Mandated Bonds required by certain state departments of labor. This coverage is normally written as a companion to the Company's other unemployment protection products and may be necessary for an employer to obtain reimbursing status. The Company's obligations under such bonds may not, in every case, cease upon termination of an employer's participation in the program. The financial statements include reserves for losses on such programs for benefits paid. The Company's reserves for these losses were $425,500 at December 31, 2001.

American Legal Publishing Corporation. In February 2000, the Company acquired the shares of American Legal Publishing Corporation ("ALPC"). ALPC publishes, supplements, and distributes codes of ordinances for municipalities throughout the United States. ALPC provides information management services to more than 1,300 municipalities and counties nationwide in addition to state governments. These information management services include electronic publishing, document imaging and internet hosting services.

ALPC also provides codification services, including: a review of municipal ordinances, at the client's request, to determine if there are potential conflicts between state and federal laws, state and federal constitutions, and state and federal court decisions; a review of specific ordinances of the client to make certain that they do not conflict with other ordinances or its charter, if one exists; and preparation of recommendations for clients concerning changes, additions or deletions to their ordinances.

Certain states require municipalities and/or counties to have a code of ordinances. ALPC has developed and markets a "Basic Code of Ordinances" for smaller municipalities. The "Basic Code of Ordinances" enables municipalities and counties to fulfill their state legal mandate and also realize economic benefits from having a code of ordinances.

Paul Boardway and Associates, Inc. In August 1999, the Company acquired the shares of Paul Boardway and Associates, Inc., a property/casualty insurance agency serving lending institutions throughout the northeast United States. Paul Boardway offers blanket single interest, mortgage impairment, gap waiver for auto, forced placed homeowners and flood determination insurance products. The agency provides the Company with a direct link to its customer base as well as the ability to cross-sell additional insurance products and services not offered by Ohio Indemnity. During 2001, Paul Boardway generated commission fees of $407,559, which includes intersegment commissions of $340,494.

COMPETITION

The insurance business is highly competitive. There are approximately 3,262 property/casualty insurance companies in the United States. The majority of such property/casualty insurers are not engaged in the specialty lines of insurance which the Company underwrites. Some of its competitors offer more diversified insurance coverage and have greater financial resources than the Company. Competitors may offer lower premiums, specialized products, more complete and complex product lines, greater pricing flexibility, different marketing techniques or better agent compensation. Management believes that one of its competitive advantages is specializing in limited insurance lines. This specialization allows the Company to refine its underwriting and claims techniques, which in turn, provides agents and insureds with superior service.

Insurers who have designed coverages for reimbursing employers with loss limitation features similar in concept to the Bonded Service program provide indirect competition for its Bonded Service program. The Company believes that the Bonded Service program has cost savings and other features which enable the program to compete effectively against providers of loss limitation coverages. The cost containment service firm, on whom the Company relies for growth in bond fees, competes with other cost containment service firms for service contracts with not-for-profit organizations, some of which may require loss limitation coverages.

Approximately 20 companies are engaged in the codification of local government ordinances. Five companies operate on either a national or regional basis, with the remainder serving clients only within a relatively small geographic area. ALPC currently represents approximately 1,300 local governmental units in 33 states.

There can be no assurance that the Company will not face additional competition in its markets from new or existing competitors.

REINSURANCE

In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers. Such arrangements serve to enhance the Company's capacity to write business, provide greater diversification and limit the Company's maximum loss arising from large risks. Ceded reinsurance is effected by negotiation on individual risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would only reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers.

The Company's ceded reinsurance transactions are attributable to two Lender/Dealer policies and a mortgage protection product. The Company assumed a quota share participation in the gross liability of an insurer covering bail bond business. Premiums for reinsurance ceded by Ohio Indemnity in 2001 were 2.5% of written premiums. Ceded reinsurance decreased commission expense by $160,839 in 2001.

REGULATION

Insurance Company Regulation

Ohio Indemnity, as an Ohio property/casualty insurance company, is subject to the regulatory supervision of the Ohio Department of Insurance. In addition, Ohio Indemnity is subject to regulation in each jurisdiction in which it is licensed to write insurance. In general, such regulation is designed to protect the interests of insurance policyholders.

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

The principal source of cash is dividends from Ohio Indemnity. The Company is subject to the Ohio Insurance Holding Company System Regulatory Act, as amended, which requires that a 10-day notice of the proposed payment of any dividends or other distributions by Ohio Indemnity be given to the Ohio Superintendent of Insurance. If such dividends or distributions, together with any other dividends or distributions made within the preceding twelve months, exceed the greater of:
(1) 10% of Ohio Indemnity's statutory surplus as of the immediately preceding December 31st, or (2) the net income of Ohio Indemnity for the immediately preceding calendar year, a 30-day notice of the proposed dividend or distribution is required to be given to the Superintendent. The Superintendent may disapprove the dividend or distribution within the 10-day period following receipt of such notice.

Most states have insurance laws requiring that rate schedules and other information be filed with the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove of a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates vary by class of business, hazard assumed and size of risk, and are not necessarily uniform for all insurers. Many states have recently adopted laws which limit the ability of insurance companies to increase rates. To date, such limitations have had a limited impact on the Company, and the Company has no knowledge of any such limitations that may affect its future results of operations. However, there can be no assurance that such limitations will not adversely affect the Company's results of operations in the future.

All insurance companies must file annual statements in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. On June 20, 1997, the Ohio Department of Insurance issued its triennial examination report on Ohio Indemnity for the three-year period ended December 31, 1996. The examiners reported that the financial statements set forth in the report reflected the financial condition of Ohio Indemnity. Management is not aware of any recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The next review will be conducted by the Ohio Superintendent of Insurance in 2002 for the five-year period ending December 31, 2001.

Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. As of December 31, 2001, the Company has securities with a fair value of approximately $4,351,603 with eleven state insurance departments. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

Insurance Holding Company System Regulation

Bancinsurance Corporation is subject to the Ohio Insurance Holding Company System Regulatory Act, as amended, which governs any direct or indirect change in control and some affiliated-party transactions. No person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Ohio Indemnity, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, certain material transactions involving Bancinsurance and Ohio Indemnity must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. Such transaction can be disapproved by the Superintendent within such 30-day period if it does not meet the required standards. Transactions requiring approval by the Superintendent include sales, purchases or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. Bancinsurance Corporation believes that it is in compliance with the Ohio Insurance Holding Company System Regulatory Act and the related regulations.

The National Association of Insurance Commissioners ("NAIC")

All states have adopted the financial reporting form of NAIC, which is typically referred to as the NAIC "annual statement." In addition, most states, including Ohio, generally defer to NAIC with respect to statutory accounting practices and procedures. In this regard, NAIC has a substantial degree of practical influence and is able to accomplish quasi-legislative initiatives through amendments to the NAIC annual statement and applicable statutory accounting practices and procedures.

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised Accounting Practices and Procedures Manual became effective January 1, 2001. Ohio adopted the provisions of the revised manual, which has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that Ohio Indemnity uses to prepare its statutory-basis financial statements. The impact of these changes to Ohio Indemnity's statutory-basis capital and surplus as of January 1, 2001 were not material.

The NAIC also adopted a Risk Based Capital test applicable to property/casualty insurers. Ohio also adopted the Risk Based Capital test. The Risk Based Capital test serves as a benchmark of an insurance enterprise's solvency by establishing statutory surplus targets which will require certain Bancinsurance level or regulatory level actions. Based on the Company's analysis, Bancinsurance believes that its total adjusted capital is in excess of all required action levels and that no corrective action will be necessary.

PENDING LEGISLATION

The insurance industry is under continuous review by state and federal legislatures and regulatory industries. From time to time various legislative and regulatory changes have been proposed in the insurance industry which could effect insurers and reinsurers. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and other possible restrictions on insurance transactions with unlicensed insurers. The Company is unable to predict whether any of these proposals will be adopted, the form in which any of these proposals would be adopted or the impact, if any, adoption would have on the Company.

EMPLOYEES

As of February 8, 2002, the Company employed 58 full-time employees and one part-time employee. None of the Company's employees are represented by a collective bargaining agreement, and are not aware of any efforts to unionize its employees.

SERVICE MARKS

The Company has developed common law rights in its service mark, "ULTIMATE LOSS INSURANCE," which is registered in Ohio. The Company has developed common law rights for, "BI BANCINSURANCE CORPORATION" (stylized letters) in each state in which Bancinsurance has been operating.

Item 2.  PROPERTIES

As of February 8, 2002, the Company leases a total of approximately 17,426 square feet of office space in two locations. The Company leases 11,868 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commended on January 1, 2001 and expires on December 31, 2008. The lease provides for monthly rent of $13,230. American Legal Publishing leases 5,558 square feet in Cincinnati, Ohio pursuant to a lease that expires July 31, 2003. The lease provides for monthly rent of $5,442, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.

Item 3.  LEGAL PROCEEDINGS

There are no material legal proceedings instituted, pending or, to the best of the Company's knowledge, threatened against Bancinsurance, its subsidiaries or against any of its assets, interests or rights, or against any officer, director or employee of any of them that in any such case, if decided adversely, could reasonably be expected to have, individually or in the aggregate, a material adverse effect. Neither Bancinsurance nor any of its subsidiaries is a party to any order, judgment or decree which has had or could reasonably be expected to have a material adverse effect on us.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


                                     PART II

Item 5. MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED SECURITY HOLDERS MATTERS

The information required by this item is included under the caption "Market Information," "Holders" and "Dividends" in the Company's 2001 Annual Report and is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

The information required by this item is included under the caption "Selected Financial Data" in the Company's 2001 Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report and is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report and is incorporated herein by reference.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years ended December 31, 2001, 2000 and 1999 and the notes to the financial statements, together with the independent auditors' report thereon appear in the Company's 2001 Annual Report and are incorporated herein by reference.

The Company's Financial Statement Schedules and the Independent Auditor's Consent and Report on the Financial Statement Schedules are included in response to Item 14 hereof.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants during each of the two fiscal years ended December 31, 2001 and 2000.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item is included under the captions "Election of Directors," "Executive Officers of the Corporation" in the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the captions "Compensation of Directors" and "Executive Compensation" in the 2002 Proxy Statement relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Ownership of Voting Shares" in the 2002 Proxy Statement relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the 2002 Proxy Statement relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

               (1) The following financial statements appearing in the Company's Annual Report are incorporated herein by reference:

                    Consolidated Balance Sheets as of December 31, 2001 and 2000

                    Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

                    Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

                    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

                    Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                    Notes to the Consolidated Financial Statements

                    Report of Independent Auditors

          (2)  FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedules are included in Part IV of this report:

                 Schedule I --    Summary of investments - other than
                                  investments in related parties
                 Schedule II --   Condensed financial information of
                                  Bancinsurance Corporation (Parent Company
                                  Only)

                 Independent Auditors' Consent - Ernst & Young LLP (filed as
                 Exhibit 23(a)).

                 Independent Accountants Consent and Report on Schedules - PricewaterhouseCoopers LLP (filed as Exhibit 23(b)).

               Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

          (3)  EXHIBITS

               The following exhibits required by item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K.

              3(a) Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

              3(b)* Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993.

              3(c)* Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993)(for SEC reporting purposes only).

              3(d) Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

              4(a)* Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

              4(b)* First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

              4(c)* Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

              4(d)* Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

              4(e)* Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

              10(a) Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

              10(c) Amended and Restated Unemployment Compensation Administration Agreement Between Ohio Indemnity Company and The Gibbens Co., Inc. (reference is made to Exhibit 10(e) of Form 10-K/A for the fiscal year ended December 31, 1992 (file number 0-8738), which is incorporated herein by reference).

              10(d) Bancinsurance Corporation Employee Profit Sharing Plan (reference is made to Exhibit 10(a) of Form 10-K for the fiscal year ended December 31, 1986 (file number 0-8738), which is incorporated herein by reference).

              10(e) Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

              10(f) Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

              13(a)* Annual Report to Shareholders for the year ended December
                     31, 2001

              21*    Subsidiaries of the Company as of December 31, 2001

              23(a)* Consent of Ernst & Young LLP

              23(b)* Consent and opinion of PricewaterhouseCoopers LLP

---------------------
*      Filed with this Report.

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

(c)    EXHIBITS

       See Item 14(a)(3).

(d)    FINANCIAL STATEMENT SCHEDULES

       See Item 14(a)(2).

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES


Schedule I  -  SUMMARY OF INVESTMENTS  -  OTHER THAN INVESTMENT IN RELATED
               PARTIES


                                                DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------------
               COLUMN A                                         COLUMN B             COLUMN C              COLUMN D
               --------                                         --------             --------              --------
           Type of Investment                                    Cost (1)               Fair             Amount at which
                                                                                        Value            shown in the
                                                                                                         balance sheet

---------------------------------------------------------------------------------------------------------------------------

Held to maturity:
   Fixed maturities:
      Governments                                              $  2,235,092         $  2,315,185          $  2,235,092
      States, territories and
         possessions                                              1,042,957            1,073,134             1,042,957
      Special revenue                                             1,372,840            1,384,928             1,372,840

   Redeemable preferred stocks:
      Public utilities                                               96,000               96,000                96,000
                                                               ------------         ------------          ------------
                   Total held to maturity                         4,746,889            4,869,247             4,746,889
                                                               ------------         ------------          ------------

Available for sale:
   Fixed maturities:
      States, territories and
         possessions                                              4,493,912            4,583,721             4,583,721
      Special revenue                                             9,457,182            9,438,306             9,438,306
      Industrial and miscellaneous                                  260,328              251,125               251,125

   Equity securities:
      Nonredeemable preferred stocks:
         Banks, trust and insurance
            companies                                               375,004              390,750               390,750

      Common stocks:
         Public utilities                                            38,750               36,782                36,782
         Banks, trust and insurance
            companies                                             1,373,176            1,457,938             1,457,938
         Industrial and miscellaneous                             4,194,844            4,830,102             4,830,102
                                                               ------------         ------------          ------------
                   Total available for sale                      20,193,196           20,988,724            20,988,724
                                                               ------------         ------------          ------------

Short-term investments                                            5,476,140            5,476,140             5,476,140
                                                               ------------         ------------          ------------

                   Total investments                           $ 30,416,225         $ 31,334,111          $ 31,211,753
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

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                           December 31, 2001 and 2000


ASSETS                                                 2001               2000
                                                    -----------      -----------

Cash                                                $    11,698      $   605,063

Investment in subsidiaries                           35,866,577       33,112,646

Other                                                 3,255,350        1,568,610
                                                    -----------      -----------

                                                     39,133,625       35,286,319
                                                    ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                  5,600,000        5,142,000

Other                                                 2,141,716        1,608,960

Shareholders' equity                                 31,391,909       28,535,359
                                                    -----------      -----------

                                                    $39,133,625      $35,286,319
                                                    ===========      ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                  Years Ended December 31, 2001, 2000, and 1999



                                                          2001           2000          1999
                                                     ------------   ------------   -----------
Dividends from subsidiaries                          $   630,000    $ 1,793,000    $ 2,000,000
Other income                                              70,971         22,546         40,044

General and administrative expenses                     (874,719)      (718,968)      (470,821)
                                                     -----------    -----------    -----------

              Net income (loss) before tax benefit
                and equity in earnings of
                subsidiaries                            (173,748)     1,096,578      1,569,223

Income tax benefit                                       270,023        239,243        169,007
                                                     -----------    -----------    -----------

              Net income before equity in
                earnings of subsidiaries                  96,275      1,335,821      1,738,230

Equity in undistributed earnings of
   subsidiaries                                        2,978,915      2,582,536      2,150,965
                                                     -----------    -----------    -----------

Net income                                           $ 3,075,190    $ 3,918,357    $ 3,889,195
                                                     ===========    ===========    ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2001, 2000 and 1999


                                                                          2001            2000            1999
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                        $  3,075,190    $  3,918,357    $  3,889,195
   Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Equity in undistributed net earnings of subsidiaries         (2,988,511)     (3,734,362)     (4,284,603)
          Net realized loss on disposal of furniture and equipment          6,014            --              --
          Deferred federal income tax benefit                             (36,150)         (7,105)        (26,673)
          Change in operating assets and liabilities:
                Notes receivable                                           41,000        (415,900)         20,951
                Loans to affiliates                                      (166,169)        (82,719)        (71,719)
                Accounts receivable from subsidiaries                    (905,352)      1,614,687        (537,746)
                Other assets                                             (130,419)        (66,138)           (802)
                Accounts payable to subsidiaries                          (95,888)      1,206,168            --
                Acquisition liabilities                                  (159,659)       (459,456)        619,114
                Other liabilities                                         788,301         107,545         (72,614)
                                                                     ------------    ------------    ------------
              Net cash provided by (used in) operating
                activities                                               (571,643)      2,213,353        (464,897)
                                                                     ------------    ------------    ------------


Cash flows from financing activities:
   Proceeds from notes payable to bank                                 20,350,000      17,157,000       7,345,000
   Repayments of notes payable to bank                                (19,892,000)    (17,160,000)     (6,450,000)
   Cost of equity securities purchased                                   (475,180)       (174,000)           --
   Proceeds from stock options exercised                                     --            37,564           9,063
   Acquisition of treasury stock                                           (4,542)     (1,525,012)       (688,583)
   Dividends paid                                                            --              --              (464)
                                                                     ------------    ------------    ------------

              Net cash provided by (used in) financing
                activities                                                (21,722)     (1,664,448)        215,016
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash                                          (593,365)        548,905        (249,881)
                                                                     ------------    ------------    ------------
Cash at beginning of year                                                 605,063          56,158         306,039
                                                                     ------------    ------------    ------------

Cash at end of year                                                  $     11,698    $    605,063    $     56,158
                                                                     ============    ============    ============


Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                          $     12,514    $    228,331    $    233,958
                                                                     ============    ============    ============
   Income taxes                                                      $    950,000    $  1,445,000    $  1,865,000
                                                                     ============    ============    ============

Supplemental schedule of non-cash investing activities:
   Common shares issued in purchase acquisition                      $      9,456    $    300,000    $       --
                                                                     ============    ============    ============
   Common shares received in debenture conversion                    $       --      $       --      $     50,000
                                                                     ============    ============    ============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Bancinsurance Corporation
                                        (Registrant)


                    3/13/02             By    Si Sokol
                    -------                ------------------------------
                    DATE                      Si Sokol
                                           Chairman of Board of Directors
                                            (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


3/13/02                     Si Sokol                               3/13/02                       John S. Sokol
-------           ---------------------------                      -------             ----------------------------
DATE                        Si Sokol                               DATE                          John S. Sokol
                 Chairman of Board of Directors                                              President and Director
                   (Principal Executive Officer)




3/13/02                 Daniel D. Harkins                          3/13/02                    William S. Sheley
-------           ---------------------------                      -------             ----------------------------
DATE                    Daniel D. Harkins                          DATE                       William S. Sheley
                           Director                                                              Director




3/13/02                   Saul Sokol                               3/13/02                    Matthew D. Walter
-------           ---------------------------                      -------             ----------------------------
DATE                      Saul Sokol                               DATE                       Matthew D. Walter
                           Director                                                              Director




                                                                   3/13/02                     Sally J. Cress
                                                                   -------             ----------------------------
                                                                   DATE                        Sally J. Cress
                                                                                          Treasurer and Secretary
                                                                                          (Principal Financial and
                                                                                            Accounting Officer)

                                INDEX OF EXHIBITS




EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------

The following exhibits required by item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K.

3(a) Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b)* Certificate of Amendment to the Amended and Restated Articles of Incorporation of
                            Bancinsurance Corporation dated March 10, 1993.

3(c)* Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993)(for SEC reporting purposes only).

3(d) Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4(a)* Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

4(b)* First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

4(c)* Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

4(d)* Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

4(e)* Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio.

10(a) Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

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

13(a)*                      Annual Report to Shareholders for the year ended
                            December 31, 2001

21*                         Subsidiaries of the Company as of December 31, 2001

23(a)*                      Consent of Ernst & Young LLP

23(b)*                      Consent and opinion of PricewaterhouseCoopers LLP


----------------------------
* Filed with this Report.