Form 10-Q
period 2002-03-31
BANCINSURANCE CORP
filed 2002-05-15
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------    -------------

Commission file number             0-8738
                       ---------------------------------------------------------


                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                       Ohio                                                           31-0790882
------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)           (I.R.S. Employer Identification No.)


       250 East Broad Street, Columbus, Ohio                                           43215
------------------------------------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                                     (Zip Code)

                                            (614) 228-2800
------------------------------------------------------------------------------------------------------------
                             (Registrant's Telephone Number Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES [X]   NO [ ]

The number of outstanding Common Shares of the registrant as of April 24, 2002 was 5,770,185.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of
                 March 31, 2002 (unaudited) and December 31, 2001..........................  3

         Consolidated Statements of Income (Loss) for the
                 three months ended March 31, 2002 and 2001 (unaudited)....................  5

         Consolidated Statements of Comprehensive Loss for the
                 three months ended March 31, 2002 and 2001 (unaudited)....................  6

         Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2002 and 2001 (unaudited)....................  7

         Notes to Consolidated Financial Statements (unaudited)............................  9

   Item 2. Management's Discussion and Analysis of

                 Financial Condition and Results of Operations............................. 12

   Item 3. Quantitative and Qualitative Disclosures About

                 Market Risk............................................................... 17

PART II - OTHER INFORMATION AND SIGNATURES

   Item 1. Legal Proceedings................................................... Not Applicable

   Item 2. Changes in Securities and Use of Records............................ Not Applicable

   Item 3. Defaults Upon Senior Securities..................................... Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders ................ Not Applicable

   Item 5. Other Information................................................... Not Applicable

   Item 6. Exhibits and Reports on Form 8-K................................................ 17

   Signatures.............................................................................. 18

   Exhibit Index........................................................................... 19


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                           March 31,           December 31,
Assets                                                                                       2002                   2001
------                                                                               ------------------      ---------------
                                                                                         (Unaudited)            (Note 2)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,682,866 in 2002 and $4,869,247 in 2001).................................   $    4,591,671        $     4,746,889

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $14,868,372 in 2002 and $14,211,422 in 2001)...............................       14,815,028             14,273,152

       Equity securities, at fair value (cost $5,717,651
         in 2002 and $5,981,774 in 2001)............................................        6,753,359              6,715,572

     Short-term investments, at cost which
       approximates fair value......................................................        5,800,674              5,476,140
                                                                                       --------------        ---------------

              Total investments.....................................................       31,960,732             31,211,753
                                                                                       --------------        ---------------

Cash ...............................................................................       16,163,119             19,547,132
Premiums receivable.................................................................        5,167,565              5,189,123
Accounts receivable, net of allowance for doubtful accounts.........................          595,063                590,401
Reinsurance receivable..............................................................          124,919                 90,018
Reinsurance recoverable on paid losses..............................................            5,661                 32,027
Prepaid reinsurance premiums........................................................          972,253                901,482
Deferred policy acquisition costs...................................................        2,286,041              1,522,533
Estimated earnings in excess of billings on uncompleted codification contracts......          151,705                151,507
Loans to affiliates.................................................................          702,108                699,208
Notes receivable....................................................................          382,500                400,000
Furniture, fixtures and leasehold improvements, net.................................          146,935                150,024
Excess of investment over net assets of subsidiaries, net...........................          932,737              2,534,596
Intangible asset, net...............................................................          959,421                864,912
Accrued investment income...........................................................          351,346                338,300
Other assets........................................................................          500,186                447,661
                                                                                       --------------        ---------------
              Total assets..........................................................   $   61,402,291        $    64,670,677
                                                                                       ==============        ===============

                                                                                                                 (Continued)


                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                           March 31,            December 31,
Liabilities and Shareholders' Equity                                                         2002                   2001
------------------------------------                                                   -----------------       -------------
                                                                                         (Unaudited)            (Note 2)

Reserve for unpaid losses and loss adjustment expenses..............................    $   3,830,026         $   4,872,598
Unearned premiums...................................................................        8,992,012             6,030,273
Reinsurance premiums payable........................................................           14,849                  -
Experience rating adjustments payable...............................................        6,108,179             6,472,413
Retrospective premium adjustments payable...........................................          376,979             3,716,869
Funds held under reinsurance treaties...............................................        1,097,172             1,001,520
Contract funds on deposit...........................................................        1,544,057             1,937,924
Note payable........................................................................        5,088,419             5,696,839
Taxes, licenses, and fees payable...................................................          222,908               552,873
Federal income taxes payable........................................................          742,605               374,861
Deferred federal income taxes.......................................................          222,280               109,001
Commissions payable.................................................................        1,125,539             1,350,924
Billings in excess of estimated earnings on uncompleted codification contracts......          118,669               107,452
Due to broker ......................................................................           32,249                     -
Other...............................................................................          832,502             1,055,221
                                                                                        -------------         -------------

              Total liabilities.....................................................       30,348,445            33,278,768
                                                                                        -------------         -------------

Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference shares, without par value; authorized 100,000
          shares; no shares issued or outstanding...................................             -                     -
       Class B Serial Preference shares, without par value; authorized 98,646
          shares; no shares issued or outstanding...................................             -                     -
     Common shares, without par value; authorized 20,000,000 shares;
          6,170,341 shares issued...................................................        1,794,141             1,794,141
     Additional paid-in capital.....................................................        1,337,242             1,337,242
     Accumulated other comprehensive income.........................................          648,360               525,048
     Retained earnings..............................................................       29,078,527            29,539,902
                                                                                        -------------         -------------
                                                                                           32,858,270            33,196,333
     Less:  Treasury shares, at cost (400,156 common shares)........................       (1,804,424)          (1,804,424)
                                                                                        -------------         ------------

              Total shareholders' equity............................................       31,053,846            31,391,909
                                                                                        -------------         -------------

              Total liabilities and shareholders' equity............................    $  61,402,291         $  64,670,677
                                                                                        =============         =============



See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                    Consolidated Statements of Income (Loss)
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                             2002                     2001
                                                                                        ------------            -------------
Income:
     Premiums written.................................................................  $ 12,030,360            $  10,002,032
     Increase in unearned premiums....................................................    (2,961,741)              (2,897,117)
                                                                                        ------------            -------------
     Premiums earned..................................................................     9,068,619                7,104,915
     Premiums ceded...................................................................       (81,159)                 (90,221)
                                                                                        ------------            -------------
            Net premiums earned.......................................................     8,987,460                7,014,694

     Investment income................................................................       314,898                  431,881
     Net realized gain (loss) on investments..........................................       (93,719)                 422,567
     Gain on sale of property.........................................................         -                       15,848
     Codification and subscription fees...............................................       748,361                  593,874
     Management fees..................................................................       321,513                  114,578
     Commission fees..................................................................         1,406                   63,460
     Other income.....................................................................       144,389                   27,212
                                                                                        ------------            -------------
            Total revenue.............................................................    10,424,308                8,684,114
                                                                                        ------------            -------------

Losses and operating expenses:
     Losses and loss adjustment expenses..............................................     6,420,906                5,199,793
     Reinsurance recoveries...........................................................       (39,966)                 (61,276)
     Experience rating adjustments....................................................      (364,234)                 137,907
     Commission expense...............................................................     1,458,060                1,003,068
     Other insurance operating expenses...............................................       854,125                  844,751
     General and administrative expenses..............................................       651,112                  659,480
     Interest expense.................................................................         4,633                    6,787
                                                                                        ------------            -------------
            Total expenses............................................................     8,984,636                7,790,510
                                                                                        ------------            -------------

            Income before federal income taxes and
              cumulative effect of change in accounting principle.....................     1,439,672                  893,604

Federal income tax expense............................................................       419,188                  239,541
                                                                                        ------------            -------------

            Income before cumulative effect of change
              in accounting principle.................................................     1,020,484                  654,063

Cumulative effect of change in accounting
     principle........................................................................    (1,481,858)                   -
                                                                                        ------------            -------------

            Net income (loss).........................................................  $   (461,374)           $     654,063
                                                                                        ============            =============
Basic net income (loss) per share:
     Before cumulative effect of change in accounting principle.......................  $        .18            $         .11
     Cumulative effect of change in accounting principle..............................          (.26)                   -
                                                                                        ------------            -------------
         Basic net income (loss) per share............................................  $       (.08)           $         .11
                                                                                        ============            =============

Dilutive net income (loss) per share:

     Before cumulative effect of change in accounting principle.......................  $        .17            $         .11
     Cumulative effect of change in accounting principle .............................          (.25)                   -
                                                                                        ------------            -------------
         Diluted net income (loss) per share..........................................  $       (.08)           $         .11
                                                                                        ============            =============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                             2002                  2001
                                                                                        ------------           -------------
Net income (loss).....................................................................  $  (461,374)           $     654,063

Other comprehensive income:
     Unrealized holding gains (losses) on securities
     arising during period, net of  income
     tax expense (benefit) of $63,524 and $(397,578), respectively....................       123,312                (771,769)
                                                                                        ------------           -------------

Comprehensive loss....................................................................  $   (338,062)          $    (117,706)
                                                                                        ============           =============






See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                            2002                    2001
                                                                                        ------------            ------------

Cash flows from operating activities:
     Net income (loss)................................................................  $   (461,374)           $    654,063
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net realized (gain) loss on investments......................................        93,719                (422,567)
         Net realized gain on disposal of property and equipment......................         -                     (15,848)
         Net realized loss on goodwill impairment.....................................     1,481,858                   -
         Depreciation and amortization................................................        92,161                  50,471
         Deferred federal income tax expense..........................................        49,755                 172,711
         Change in operating assets and liabilities:
            Premiums receivable.......................................................        21,558              (1,978,009)
            Accounts and reinsurance receivable, net..................................       (39,563)                (37,718)
            Deferred policy acquisition costs.........................................      (763,508)             (1,039,784)
            Other assets..............................................................       (95,574)                277,096
            Reserve for unpaid losses and loss adjustment expenses....................    (1,042,572)              1,103,888
            Unearned premiums.........................................................     2,961,739               2,897,117
            Funds held under reinsurance treaties.....................................        95,652                   -
            Experience rating adjustments payable.....................................      (364,234)                137,907
            Retrospective premium adjustments payable.................................    (3,339,890)               (396,962)
            Contract funds on deposit.................................................      (393,867)                 92,443
            Other liabilities.........................................................      (350,430)                510,718
                                                                                        ------------            ------------
              Net cash provided by (used in) operating activities.....................    (2,054,570)              2,005,526
                                                                                        ------------            ------------

Cash flows from investing activities:
     Proceeds from held to maturity: fixed maturities due to redemption or maturity...       152,000                 400,000
     Proceeds from available for sale: fixed maturities sold, redeemed and matured....       664,250               1,462,950
     Proceeds from equity securities sold.............................................     5,299,277               3,304,879
     Cost of investments purchased:
         Available for sale fixed maturities..........................................    (1,366,970)             (2,520,802)
         Equity securities............................................................    (5,124,335)             (4,626,249)

     Net change in short-term investments.............................................      (324,534)              1,066,503
     Purchase of furniture, equipment and leasehold improvements......................       (19,131)                (15,402)
                                                                                        ------------            ------------
              Net cash used in investing activities...................................      (719,443)               (928,121)
                                                                                        ------------            ------------

Cash flows from financing activities:
     Proceeds from note payable to bank...............................................     4,990,000               4,300,000
     Repayments from note payable to bank.............................................    (5,600,000)             (5,142,000)
     Acquisition of treasury shares...................................................         -                      (4,541)
                                                                                        ------------            ------------
              Net cash used in financing activities...................................      (610,000)               (846,541)
                                                                                        ------------            ------------




See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                     2002                   2001
                                                                ------------            ------------

Net increase (decrease) in cash...............................    (3,384,013)                230,864
                                                                ------------            ------------
Cash at December 31...........................................    19,547,132               6,560,778
                                                                ------------            ------------
Cash at March 31..............................................  $ 16,163,119            $  6,791,642
                                                                ============            ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest.................................................
                                                                $     12,631            $      9,407
                                                                ============            ============
     Income taxes.............................................  $    110,000            $      -
                                                                ============            ============












See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Income (Loss) for the three months ended March 31, 2002 and 2001, the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001, have been prepared by us without an audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results of operations for the full year.

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

3. In June 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Company adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, the Company will no longer amortize goodwill and intangibles which have indefinite lives. SFAS 142 also requires that the Company assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit. The Company has not yet determined which quarter its annual impairment assessment will be performed on an on-going basis.

     As an initial step in the SFAS 142 implementation process, the Company assigned its goodwill and intangibles to three of its reporting units. As a result of this allocation, the Company identified a noncompete agreement in the amount of $120,001 that was separately classified as an intangible with a definite life. Then, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

     Based on the Company's impairment testing, goodwill was reduced by $1,601,859 and a net after-tax impairment charge of $1,481,858 ($0.25 per diluted share) was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge, associated with the August 1999 acquisition of Paul Boardway and Associates, Inc., primarily resulted from evaluating impairment based on discounted cash flows, as required by SFAS 142.

     The changes in the carrying amount of goodwill by segment for the quarter ended March 31, 2002 are as follows:


                                    Property/Casualty                 Insurance
                                        Insurance                      Agency                       Total
                                    -----------------                -----------                 -----------
     Balance,
       Dec. 31, 2001                  $    753,737                   $ 1,780,859                 $ 2,534,596

     Impairment
       write-offs                           -                         (1,481,858)                 (1,481,858)

     Noncompete
       agreement recognition                -                           (120,001)                   (120,001)
                                      ------------                   ------------                ------------
     Balance,
       March 31, 2002                 $    753,737                   $   179,000                 $   932,737
                                      ============                   ===========                 ===========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Intangible assets as of March 31, 2002 and December 31, 2001 were as follows:


                                                        As of March 31, 2002                           As of December 31, 2001
                                               ---------------------------------------        -------------------------------------
                                                            Accumulated                                      Accumulated
                                                  Cost      Amortization        Net             Cost        Amortization     Net
                                               -----------  ------------    ----------        ----------    ------------  ---------

Amortization Intangibles:
     Databases                                 $   919,272   $   (65,852)   $  853,420       $   919,273   $  (54,361)    $  864,912

     Noncompete agreement                          120,001       (14,000)      106,001            -              -            -
                                               -----------   -----------    ----------       -----------   ----------    ----------

Total intangible assets                        $ 1,039,273   $   (79,852)   $  959,421       $   919,273   $  (54,361)    $  864,912
                                               ===========   ===========    ==========       ===========   ==========    ===========


Amortization expense related to amortizable intangible assets was $25,491 for the first quarter of 2002 and $5,510 for the first quarter of 2001. The estimated amortization expense of intangible assets for the years ending December 31 is as follows:

                        2002                      $  77,964
                        2003                         69,964
                        2004                         69,964
                        2005                         69,964
                        2006                         61,964
                        2007                         45,964

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the elimination of amortization of goodwill is presented below:

                                                Three Months Ended
                                                 March 31, 2001
                                      -------------------------------------
                                                             Per Share
                                                         ------------------
                                        Amount           Basic      Diluted
                                        ------           -----      -------
     Net income, as reported          $ 654,063          $ .11         $.11

     Amortization of goodwill            25,110            .01          .01
                                      ---------          -----      -------

     Pro forma net income             $ 679,173          $ .12         $.12
                                      =========          =====      =======


4.   Supplemental Disclosure For Earnings (Loss) Per Share

                                                                   Three Months Ended
                                                                       March 31,
                                                               2002                   2001
                                                         -------------           ------------

     Net income (loss).................................. $    (461,374)          $    654,063
                                                         -------------           ------------

     Weighted average common shares outstanding.........     5,770,185              5,768,535
     Adjustments for dilutive securities:
         Dilutive effect of outstanding options.........        72,925                 20,764
                                                         -------------           ------------
     Diluted common shares..............................     5,843,110              5,789,299
                                                         =============           ============

     Basic and diluted earnings (loss) per share........ $       (.08)           $        .11
                                                         ============            ============


                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

5. The Company operates primarily in the property/casualty insurance industry. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.


                                                                               March 31, 2002
                                      ---------------------------------------------------------------------------------------------
                                                              Municipal
                                      Property/Casualty         Code                Insurance           All            Consolidated
                                          Insurance           Publishing             Agency            Other              Totals
                                      ---------------------------------------------------------------------------------------------
     Revenues from external customers    $ 9,340,567          $  848,361         $    16,708       $    2,955          $  10,208,591
     Intersegment revenues...........          1,470                -                 84,306           27,810                113,586
     Interest revenue................        321,331                -                     43            7,929                329,303
     Interest expense................          1,870               1,581               -                1,182                  4,633
     Depreciation and amortization...         44,449              24,193              14,000            9,519                 92,161
     Segment profit..................      1,163,435             272,710              26,508           90,605              1,553,258
     Income tax expense (benefit)....        320,043              97,024               9,013           (6,892)               419,188
     Segment assets..................     56,249,344           1,962,188           1,137,400        4,139,672             63,488,604


                                                                               March 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                                              Municipal
                                      Property/Casualty         Code                Insurance           All            Consolidated
                                          Insurance           Publishing             Agency            Other              Totals
                                      ---------------------------------------------------------------------------------------------

     Revenues from external customers    $ 7,731,717           $ 593,874         $    63,460       $    4,414          $   8,393,465
     Intersegment revenues...........          1,470                -                 68,687           20,310                 90,467
     Interest revenue................        370,964                -                     40           10,112                381,116
     Interest expense................             16                -                  -                6,771                  6,787
     Depreciation and amortization...             68              13,400              25,593           11,410                 50,471
     Segment profit (loss)...........        802,552             109,148              77,770           (5,399)               984,071
     Income tax expense (benefit)....        190,311              39,445              40,368          (30,583)               239,541
     Segment assets..................     43,929,544           1,590,686           2,533,169        2,528,308             50,581,707




                                                                               ----------------------------------------------------
                                                                                         March 31,               March 31,
                                                                                           2002                    2001
                                                                               ----------------------------------------------------
     REVENUE
     Total revenues for reportable segments.....................................      $  10,208,591         $   8,393,465
     Interest revenue...........................................................            329,303               381,116
     Elimination of intersegment revenues.......................................           (113,586)              (90,467)
                                                                                      -------------         -------------
     Total consolidated revenues................................................      $  10,424,308         $   8,684,114
                                                                                      =============         =============

     PROFIT/(LOSS)
     Total profit (loss) for reportable segments................................      $   1,462,653         $     989,470
     Other profit (loss)........................................................             90,605                (5,399)
     Elimination of intersegment profits........................................           (113,586)              (90,467)
                                                                                      -------------         -------------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle.................................      $   1,439,672         $     893,604
                                                                                      =============         =============

     ASSETS
     Total assets for reportable segments.......................................      $  59,348,932         $  48,053,399
     Other assets...............................................................          4,139,672             2,528,308
     Elimination of intersegment receivables....................................         (2,086,313)           (1,524,727)
                                                                                      -------------         -------------
     Consolidated assets........................................................      $  61,402,291         $  49,056,980
                                                                                      =============         =============

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancinsurance Corporation is a specialty property insurance holding company. Our principal sources of revenue are premiums paid by insureds for insurance policies issued by our wholly-owned subsidiary, Ohio Indemnity Company. Premium volume principally is earned as written due to the nature of the monthly policies we issue. Our principal costs are losses and loss adjustment expenses. The principal factor in determining the level of our profit is the difference between (i) the sum of the premiums earned and investment income and (ii) the sum of the losses and loss adjustment expenses incurred.

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

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                                      -------------------------------------------
                                                                         Period to Period Increase (Decrease)
                                                                              Three Months Ended March 31,
                                                                      -------------------------------------------
                                                                                         2001-2002
                                                                      -------------------------------------------
                                                                            Amount                     % Change
                                                                      -------------------------------------------
      Premiums written..............................................    $    2,028,328                  20.3%
      Net premiums earned...........................................         1,972,766                  28.1%
      Net investment income.........................................          (633,269)                (74.1)%
      Total revenue.................................................         1,740,194                  20.0%
      Loss and loss adjustment expenses, net of reinsurance
        recoveries                                                           1,242,423                  24.2%
      Operating expenses............................................           (46,143)                 (1.7)%
      Interest expense..............................................            (2,154)                (31.7)%
      Operating income..............................................           546,068                  61.1%
      Cumulative effect of change in accounting principle...........         1,481,858                 100.0%
      Net income (loss).............................................        (1,115,437)               (170.5)%


The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for the three months ended March 31:

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES



                                                       2002           2001
                                                      ---------------------
    Statutory:
      Loss ratio......................................  68.2%         68.9%
      Expense ratio...................................  36.7%         31.5%
                                                      ------        ------
      Combined ratio.................................. 104.9%        100.4%
                                                      ======        ======

    GAAP:
      Loss ratio......................................  71.0%         73.3%
      Expense ratio...................................  23.5%         21.0%
                                                      ------        ------
      Combined ratio..................................  94.5%         94.3%
                                                      ======        ======


Investment of Ohio Indemnity's assets is restricted to the investments permitted by the Ohio insurance laws. Our overall investment policy is determined by our Board of Directors and is reviewed periodically. We principally invest in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in favorable net yields. We have the ability and intent to hold held to maturity fixed income securities to maturity or to the put date, and, as a result, we carry held to maturity fixed income securities at amortized cost for GAAP purposes. As our fixed income securities mature, there can be no assurance that we will be able to reinvest in securities with comparable yields.

RESULTS OF OPERATIONS

MARCH 31, 2002 AS COMPARED TO MARCH 31, 2001

Premiums. Premiums written in the first quarter of fiscal year 2002 increased 20.3% to $12,030,360 from $10,002,032 in the first quarter of fiscal year 2001. Net premiums earned in the first quarter of fiscal year 2002 increased 28.1% to $8,987,460 from $7,014,694 in the first quarter of fiscal year 2001. Premiums written for our Lender/Dealer business increased by $2,339,898 to $3,094,418 from $3,650,444 during the first quarter of 2002 over the comparable period in fiscal year 2001. This increase was primarily due to Lender/Dealer policies added during the 2001 fiscal year combined with higher volume from existing customers. Premiums written for our Guaranteed Auto Protection ("GAP") business increased to $423,624 in the first quarter of fiscal year 2002 from $101,440 in the first quarter of fiscal year 2001 primarily as the result of an agent transferring a book of GAP business to us during the third quarter of fiscal 2001. Premiums written for our Unemployment Insurance Protection business decreased by $556,026 during the first quarter of fiscal year 2002 over 2001, respectively due to timing differences on billing issuance related to Mandated Surety Bonds.

Investment Income. Investment income (before taxes and excluding net realized capital gains/losses) decreased 27.1% to $314,898 in the first quarter of fiscal year 2002 from $431,881 in the first quarter of fiscal year 2001. Even though the size of our portfolio has increased, investment income declined due to lower investment yields that resulted from the decline in interest rates during the past year. During the first quarter of fiscal year 2002, we realized capital losses on investments of $93,719 compared with realized gains of $422,567 in the first quarter of fiscal year 2001. The Company's investment strategy is based on current market conditions and tax considerations which we regularly monitor.

Codification and Subscription Fees. Codification and subscription fees generated by American Legal Publishing accounted for $748,361 of our revenues in the first quarter of fiscal year 2002 and $593,874 in the first quarter of fiscal year 2001. The increase in fees in the first quarter of fiscal year 2002 was primarily the result of our acquisition in June 2001 of Justinian Publishing Company, which contributed $182,864 in additional codification fees.

Management Fees. Management fees increased $206,935 to $321,513 during the first quarter of fiscal year 2002 from $114,578 during the first quarter of fiscal year 2001. The increase was the result of a 25.1% decline in calendar year benefit charges which were partially offset by a 3.6% reduction in fees from our Bonded Service business (increasing the residual reserve distribution). We expect fees to vary from year to year depending on unemployment levels and claims experience in our Bonded Service business.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Other income. Other income increased to $144,389 in the first quarter of fiscal year 2002 from $27,212 2001 in 2001. The increase was primarily the result of releasing a $100,000 reserve related to the dismissal of a dispute with an unaffiliated party.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 24.2% in the first quarter of 2002 to $6,380,940 from $5,138,517 in the first quarter of fiscal year 2001. The loss ratio declined 2.3 percentage points to 71.0% from the same period last year. The increase in the losses and loss adjustment expense ratio during the first quarter of fiscal year 2002 was primarily the result of higher dollar losses expected due to the growth of our Lender/Dealer business during fiscal year 2001, combined with continuation of increased claims attributable to weak economic conditions that persisted nationally during the first quarter of fiscal year 2002. Our GAP business incurred losses and loss adjustment expenses of $175,653 in the first quarter of fiscal year 2002 and $26,521 in the first quarter of fiscal year 2001. Losses and loss adjustment expenses for our Unemployment Insurance business decreased $85,142, which was primarily caused by lower claims experience.

Operating Expenses. Operating expenses consist of experience rating adjustments, commission expenses, other insurance operating expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Experience rating adjustments decreased to $(364,234) in the first quarter of fiscal year 2002 from $137,907 in the first quarter of fiscal year 2001. Experience rating adjustments are calculated and adjusted from period to period based on policy experience to date and premium growth. Management anticipates that the experience rating adjustment may fluctuate in future years based on this calculation. Commission expense increased 45.4% during the first quarter of fiscal year 2002 from $1,003,068 in the first quarter of fiscal year 2001 to $1,458,060 in 2002. The increase in the first quarter of fiscal year 2002 was consistent with the overall premium activity in 2002. Other insurance operating expenses and general and administrative expenses remained relatively constant.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, the Company will no longer amortize goodwill and intangibles which have indefinite lives. SFAS 142 also requires that the Company assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit. The Company has not yet determined which quarter its annual impairment assessment will be performed on an on-going basis.

As an initial step in the SFAS 142 implementation process, the Company assigned its goodwill and intangibles to three of its reporting units. As a result of this allocation, the Company identified a noncompete agreement in the amount of $120,001 that was separately classified as an intangible with a definite life. Then, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

Based on the Company's impairment testing, goodwill and intangible assets were reduced by $1,481,958 and a net after-tax impairment charge of $1,481,858 ($0.25 per diluted share) was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge, associated with the August 1999 acquisition of Paul Boardway and Associates, Inc., primarily resulted from evaluating impairment based on discounted cash flows, as required by SFAS 142.

Amortization expense related to amortizable intangible assets was $25,491 for the first quarter of 2002 and $5,510 for the first quarter of 2001.

Federal Income Taxes. In the first quarter of fiscal year 2002, we had income before taxes of $1,439,672 (and recorded a provision of $419,188 for federal income taxes) as compared to income before taxes of $893,604 (and a recorded provision for federal income taxes of $239,541) in the first quarter of fiscal year 2001. The effective consolidated income tax rate was 29.1% and 26.9% in the first quarter of fiscal year 2002 and 2001, respectively.

GAAP Combined Ratio. Our combined ratio remained relatively constant at 94.5% of net premiums earned for the first quarter of fiscal year 2002 compared to 94.3% for the first quarter of calendar year 2001.

LIQUIDITY AND CAPITAL RESOURCES
We are an insurance holding company whose principal asset is the capital stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet our liquidity requirements, including debt service obligations. We have a $10 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2002 from Ohio Indemnity, absent regulatory consent, is $2,963,288. Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. The principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

provided by (used in) operating activities equaled $(2,054,570) and $2,005,526 for the quarters ended March 31, 2002 and 2001, respectively. Net cash used in financing activities was $610,000 541 for the quarter ended March 31, 2002 and $846, 2001 for the quarter ended March 31, 2001. Net cash used in our investing activities was $719,443 and $928,121 for the quarters ended March 31, 2002 and 2001, respectively.

American Legal Publishing derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating obligations. Paul Boardway and Associates derives its funds principally from commission fees which are currently sufficient to meet its operating obligations. When expanding our business through acquisitions, we have selected growth opportunities to build upon existing strengths and industry experience. As each business segment is continually evaluated with goals of increased revenue and profitability, management will reposition assets to those areas which contribute to our overall financial objectives.

We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated payment obligations without being required to liquidate intermediate-term and long-term investments through the next 12 months. Because of the nature of the risks we insure, losses and loss adjustment expenses emanating from our policies are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe that we can estimate our cash needs to meet our loss and expense payment obligations through the next 12 months.

Our investments at March 31, 2002 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at March 31, 2002 amounted to $21,963,793 or 45.6% of total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on our balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $221,179 and $854,448 for the three months ended March 31, 2002 and 2001, respectively. The 74.1% decrease was primarily due to realized losses on certain securities in the investment portfolio, and, to a lesser extent, lower investment yields that resulted from declines in interest rates during the past year.

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. We mitigate this risk by attempting to ladder the maturity schedule with the expected payouts of our liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss.

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with our Bonded Service program. Our financial statements include reserves for losses on this business for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $208,423 and $425,500 at March 31, 2002, and December 31, 2001,
respectively.

Under applicable insurance statutes and regulations, Ohio Indemnity is required to maintain prescribed amounts of capital and surplus as well as statutory deposits with the appropriate insurance authorities. Ohio Indemnity is in compliance with all applicable statutory capital and surplus requirements. Ohio Indemnity's investments consist only of permitted investments under Ohio insurance laws.

DISCLOSURE ABOUT MARKET RISK
The following discussion about our risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2002. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of March 31, 2002 was $31,960,732, 60.7% of which is invested in fixed income securities, 21.1% in equity securities and 18.2% in short-term investments. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed income securities as well as fixed-rate short-term investments. We have no foreign exchange risk or direct commodity risk.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

For fixed income securities, the short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding our objectives and strategies pertaining to the investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For our investment portfolio, during the quarter ended March 31, 2002, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2001. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods.

FACTORS TO CONSIDER FORWARD-LOOKING
Going forward, management will consider underwriting, acquisition and investment opportunities which fit our strategy of penetrating specialized insurance markets within the financial services industry. These opportunities will be in areas where management believes we have an understanding of the underwriting and inherent risks. Management intends to add independent agents to expand our market presence. We will also further concentrate on penetrating larger financial institutions for collateral protection insurance and expanding financial institution programs and auto dealer service contract programs. In addition, we will also consider opportunities for underwriting additional non-profit organizations as they continue to consolidate into national trusts and seek to retain and transfer their unemployment claim exposure.

TRENDS
In our first quarter of fiscal year 2002, we experienced a material increase in loss and loss adjustment expenses. We attribute this increase to growth in Lender/Dealer premiums combined with the condition of the national economy. Specifically, we believe that rising unemployment levels and increased loan defaults and automobile repossessions caused such increase. To the extent that unemployment levels continue to rise, loan defaults and automobile repossessions continue to increase in frequency and the national economy continues to weaken, we anticipate that this trend will continue during the second quarter of fiscal year 2002.

We also anticipate that our premiums earned in the second quarter of fiscal year 2002 will be affected by the condition of the national economy. Specifically, the tragedies of September 11, 2001 motivated captive finance companies of automobile manufacturers to offer 0% financing programs. As a result, banks and finance companies, our primary customers, are experiencing lower demand for automobile loans. Although we are uncertain of the long-term impact of this trend, we anticipate that it will cause a decrease in premiums earned by our Lender/Dealer Insurance programs during our second quarter of fiscal year 2002.

FORWARD-LOOKING INFORMATION
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine these results and values are beyond our ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, we have no obligation, and we do not intend, to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Some of the factors that could cause our actual results to differ from our forward-looking statements include the following: (i) the demand for Ultimate Loss and Bonded Service insurance varies with factors beyond our control such as changes in interest rates, level of automobile financing activity, cost of automobiles, consumer confidence, unemployment levels, and general economic activity; (ii) the risk that losses from claims are greater than anticipated such that reserves for possible claims are inadequate;
(iii) the risk that unanticipated adverse changes in securities markets could result in material losses in our investments; and (iv) the dependence on key management personnel with skills critical to our long-term success.

INFLATION
We do not believe that inflation has, or will have in the foreseeable future, a material impact upon our operating results.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

INSURANCE REGULATORY MATTERS
The NAIC has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. This formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on our analysis, our total adjusted capital is in excess of all required action levels and no corrective action will be necessary. The risk based capital provisions have been enacted into the Ohio Revised Code.

RESERVES
The amount of incurred losses and loss adjustment expenses is dependent upon a number of factors, including claims frequency and severity, the nature and types of losses incurred and the number of policies written. These factors may fluctuate from year to year and do not necessarily bear any relationship to the amount of premiums written or earned.

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating case reserve estimates for claims reported prior to the close of the accounting period and by estimating incurred but not reported claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet our claim obligations. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in our results of operations. Our independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 2001, were reasonable.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk".

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              See Index to Exhibits at page 18 for a list of exhibits included herewith.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BANCINSURANCE CORPORATION
                                         -------------------------
                                                 (Registrant)



Date:    May 8, 2002                     By:       Si Sokol
     --------------------                ---------------------------
                                                   Si Sokol
                                                   Chairman
                                         (Principal Executive Officer)




Date:    May 8, 2002                     By:       Sally Cress
     --------------------                ---------------------------
                                                   Sally Cress
                                             Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                            Bancinsurance Corporation
                          Quarterly Report on Form 10-Q
                   For the Fiscal Quarter Ended March 31, 2002

                                Index to Exhibits


Exhibit No.                   Description                           Location
-----------                   -----------                           --------

  10(g)            Employment Agreement dated May 17, 2000       Filed Herewith
                   by and between Ohio Indemnity Company
                   and Daniel J. Stephan