Form 10-Q
period 2002-06-30
BANCINSURANCE CORP
filed 2002-08-13
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002

   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


   For the transition period from            to
                                  ----------    -----------------------

   Commission file number                            0-8738
                          -----------------------------------------------------


                            Bancinsurance Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Ohio                                     31-0790882
-------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

       250 East Broad Street, Columbus, Ohio               43215
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

   The number of outstanding Common Shares; without par value; of the registrant as of July 25, 2002 was 5,208,003.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                         Page No.
                                                                                                         --------
PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of
                 June 30, 2002 (unaudited) and December 31, 2001.............................................  3

         Consolidated Statements of Income for the three months and six months ended June 30, 2002 and 2001 (unaudited).............................................  5

         Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2002 and 2001 (unaudited)..............................  6

         Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2002 and 2001 (unaudited).........................................  7

         Notes to Consolidated Financial Statements (unaudited)..............................................  9

   Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................................... 12

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk................................................................................. 17

PART II - OTHER INFORMATION AND SIGNATURES

   Item 1. Legal Proceedings..................................................................    Not Applicable

   Item 2. Changes in Securities and Use of Proceeds..........................................    Not Applicable

   Item 3. Defaults Upon Senior Securities....................................................    Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders .............................................. 17

   Item 5. Other Information................................................................................. 18

   Item 6. Exhibits and Reports on Form 8-K.................................................................. 19

   Signatures................................................................................................ 21

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                           June 30,            December 31,
Assets                                                                                       2002                  2001
------                                                                                 --------------        ---------------
                                                                                         (Unaudited)            (Note 2)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,757,058 in 2002 and $4,869,247 in 2001).................................   $    4,596,126        $     4,746,889

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $14,722,313 in 2002 and $14,211,422 in 2001)...............................       14,820,115             14,273,152

       Equity securities, at fair value (cost $5,587,083
         in 2002 and $5,981,774 in 2001)............................................        6,313,275              6,715,572

     Short-term investments, at cost which
       approximates fair value......................................................        5,905,310              5,476,140
                                                                                       --------------        ---------------

              Total investments.....................................................       31,634,826             31,211,753
                                                                                       --------------        ---------------


Cash ...............................................................................       18,468,979             19,547,132
Premiums receivable.................................................................        4,509,598              5,189,123
Accounts receivable, net of allowance for doubtful accounts.........................          675,829                590,401
Reinsurance receivable..............................................................          243,143                 90,018
Reinsurance recoverable on paid losses..............................................             -                    32,027
Prepaid reinsurance premiums........................................................        1,064,112                901,482
Deferred policy acquisition costs...................................................        2,415,917              1,522,533
Estimated earnings in excess of billings on uncompleted codification contracts......          154,791                151,507
Loans to affiliates.................................................................          679,277                699,208
Notes receivable....................................................................          332,500                400,000
Furniture, fixtures and leasehold improvements, net.................................          184,875                150,024
Excess of investment over net assets of subsidiaries, net...........................          932,737              2,534,596
Intangible asset, net...............................................................          941,930                864,912
Accrued investment income...........................................................          332,738                338,300
Other assets........................................................................          509,518                447,661
                                                                                       --------------        ---------------
              Total assets..........................................................   $   63,080,770        $    64,670,677
                                                                                       ==============        ===============


                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                           June 30,            December 31,
Liabilities and Shareholders' Equity                                                         2002                  2001
------------------------------------                                                    -------------         -------------
                                                                                         (Unaudited)            (Note 2)

Reserve for unpaid losses and loss adjustment expenses..............................    $   3,238,014         $   4,872,598
Unearned premiums...................................................................        9,609,729             6,030,273
Reinsurance premiums payable........................................................           56,418                  -
Experience rating adjustments payable...............................................        6,687,001             6,472,413
Retrospective premium adjustments payable...........................................        1,333,498             3,716,869
Funds held under reinsurance treaties...............................................        1,311,692             1,001,520
Contract funds on deposit...........................................................        1,478,999             1,937,924
Note payable........................................................................        7,600,000             5,696,839
Taxes, licenses, and fees payable...................................................          173,262               552,873
Federal income taxes payable........................................................          280,414               374,861
Deferred federal income taxes.......................................................          261,695               109,001
Commissions payable.................................................................          921,721             1,350,924
Billings in excess of estimated earnings on uncompleted codification contracts......          101,088               107,452
Other...............................................................................          927,070             1,055,221
                                                                                        -------------         -------------

              Total liabilities.....................................................       33,980,601            33,278,768
                                                                                        -------------         -------------


Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference Shares, without par value; authorized 100,000
          shares; no shares issued or outstanding...................................             -                     -
       Class B Serial Preference Shares, without par value; authorized 98,646
          shares; no shares issued or outstanding...................................             -                     -
     Common Shares, without par value; authorized 20,000,000 shares;
          6,170,341 shares issued...................................................        1,794,141             1,794,141
     Additional paid-in capital.....................................................        1,337,242             1,337,242
     Accumulated other comprehensive income.........................................          543,836               525,048
     Retained earnings..............................................................       30,029,479            29,539,902
                                                                                        -------------         -------------
                                                                                           33,704,698            33,196,333
     Less:  Treasury shares, at cost (960,177 common shares in 2002 and
              400,156 common shares in 2001)........................................       (4,604,529)           (1,804,424)
                                                                                        -------------         -------------

              Total shareholders' equity............................................       29,100,169            31,391,909
                                                                                        -------------         -------------

              Total liabilities and shareholders' equity............................    $  63,080,770         $  64,670,677
                                                                                        =============         =============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                          2002             2001             2002             2001
                                                      ------------     ------------     ------------     ------------
Income:
   Premiums written ..............................    $ 11,013,899     $ 10,647,694     $ 23,044,259     $ 20,649,726
   Increase in unearned premiums .................        (617,717)         (18,516)      (3,579,458)      (2,915,633)
                                                      ------------     ------------     ------------     ------------
   Premiums earned ...............................      10,396,182       10,629,178       19,464,801       17,734,093
   Premiums ceded ................................        (298,956)         (10,915)        (380,115)        (101,136)
                                                      ------------     ------------     ------------     ------------
      Net premiums earned ........................      10,097,226       10,618,263       19,084,686       17,632,957

   Investment income .............................         424,953          376,741          739,851          808,622
   Net realized gain (loss) on investments .......         (55,966)         (22,599)        (149,685)         399,968
   Gain on sale of property ......................            --               --               --             15,848
   Codification and subscription fees ............         766,348          590,830        1,514,709        1,184,704
   Management fees ...............................         138,353          321,839          459,866          436,417
   Commission fees ...............................           5,321            3,732            6,727           67,192
   Other income ..................................          17,019           21,426          161,408           48,638
                                                      ------------     ------------     ------------     ------------
         Total revenue ...........................      11,393,254       11,910,232       21,817,562       20,594,346
                                                      ------------     ------------     ------------     ------------

Losses and operating expenses:
   Losses and loss adjustment expenses ...........       5,696,982        4,635,553       12,117,888        9,835,346
   Reinsurance recoveries ........................        (134,530)         (12,101)        (174,496)         (73,377)
   Experience rating adjustments .................         578,821        2,691,380          214,587        2,829,287
   Commission expense ............................       1,826,242        1,716,386        3,284,302        2,719,454
   Other insurance operating expenses ............         990,501          960,894        1,844,626        1,805,645
   General and administrative expenses ...........       1,067,987          727,931        1,719,099        1,387,411
   Interest expense ..............................          35,230            8,246           39,863           15,033
                                                      ------------     ------------     ------------     ------------
         Total expenses ..........................      10,061,233       10,728,289       19,045,869       18,518,799
                                                      ------------     ------------     ------------     ------------

      Income before federal income taxes and
         cumulative effect of change in accounting
         principle ...............................       1,332,021        1,181,943        2,771,693        2,075,547

Federal income tax expense .......................         381,070          335,685          800,258          575,226
                                                      ------------     ------------     ------------     ------------

      Income before cumulative effect of change
         in accounting principle .................         950,951          846,258        1,971,435        1,500,321

Cumulative effect of change in accounting
   principle .....................................            --               --         (1,481,858)            --
                                                      ------------     ------------     ------------     ------------

      Net income .................................    $    950,951     $    846,258     $    489,577     $  1,500,321
                                                      ============     ============     ============     ============

Basic net income per share:
   Before cumulative effect of change in
     accounting principle ........................    $        .17     $        .15     $        .35     $        .26
   Cumulative effect of change in accounting
     principle ...................................            --               --               (.26)            --
                                                      ------------     ------------     ------------     ------------
     Basic net income per share ..................    $        .17     $        .15     $        .09     $        .26
                                                      ============     ============     ============     ============

Dilutive net income per share:
   Before cumulative effect of change in
     accounting principle ........................    $        .17     $        .15     $        .34     $        .26
   Cumulative effect of change in accounting
     principle ...................................            --               --               (.25)            --
                                                      ------------     ------------     ------------     ------------
     Diluted net income per share ................    $        .17     $        .15     $        .09     $        .26
                                                      ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                Three Months Ended           Six Months Ended
                                                                   June 30,                      June 30,
                                                             2002            2001           2002           2001
                                                        -----------     -----------    -----------    -----------
Net income .........................................    $   950,951     $   846,258    $   489,577    $ 1,500,321

Other comprehensive income:
     Unrealized holding gains (losses) on securities
     arising during period, net of tax .............       (104,525)        257,502         18,787       (514,267)
                                                        -----------     -----------    -----------    -----------

Comprehensive income ...............................    $   846,426     $ 1,103,760    $   508,364    $   986,054
                                                        ===========     ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
Cash flows from operating activities: ..............................................         2002             2001
                                                                                        ------------     ------------
   Net income ......................................................................    $    489,577     $  1,500,321
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized (gain) loss on investments ......................................         149,685         (399,968)
      Net realized gain on disposal of property and equipment ......................            --            (15,848)
      Net realized loss on goodwill impairment .....................................       1,481,858             --
      Depreciation and amortization ................................................         158,902          113,495
      Deferred federal income tax expense ..........................................         143,016          165,858
      Change in operating assets and liabilities:
         Premiums receivable .......................................................         679,525       (2,898,261)
         Accounts and reinsurance receivable, net ..................................        (369,156)        (381,838)
         Deferred policy acquisition costs .........................................        (893,384)        (965,853)
         Other assets ..............................................................          27,853          (60,110)
         Reserve for unpaid losses and loss adjustment expenses ....................      (1,634,584)       1,072,285
         Unearned premiums .........................................................       3,579,456        2,915,633
         Funds held under reinsurance treaties .....................................         310,172          416,683
         Experience rating adjustments payable .....................................         214,588        2,829,287
         Retrospective premium adjustments payable .................................      (2,383,371)         745,385
         Contract funds on deposit .................................................        (458,925)          40,077
         Other liabilities .........................................................      (1,078,196)         551,846
                                                                                        ------------     ------------
           Net cash provided by operating activities ...............................         417,016        5,628,992
                                                                                        ------------     ------------

Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities due to redemption or maturity ..         850,400          420,000
   Proceeds from available for sale: fixed maturities sold, redeemed and matured ...       2,223,813        1,939,853
   Proceeds from equity securities sold ............................................      10,382,269        7,782,033
   Cost of investments purchased:
      Held to maturity: fixed maturities ...........................................        (902,131)               -
      Available for sale: fixed maturities .........................................      (2,609,055)      (4,117,264)
      Equity securities ............................................................     (10,124,723)      (9,363,343)
   Net change in short-term investments ............................................        (429,170)       2,057,191
   Purchase of furniture, automobiles and leasehold improvements ...................         (86,467)         (77,193)
   Cash used in acquisition of assets ..............................................               -         (403,503)
                                                                                        ------------     ------------
           Net cash used in investing activities ...................................        (695,064)      (1,762,226)
                                                                                        ------------     ------------

Cash flows from financing activities:
   Proceeds from note payable to bank ..............................................      12,590,000        9,750,000
   Repayments of note payable to bank ..............................................     (10,590,000)      (9,442,000)
   Acquisition of treasury shares ..................................................      (2,800,105)          (4,541)
                                                                                        ------------     ------------
            Net cash provided by (used in) financing activities ....................        (800,105)         303,459
                                                                                        ------------     ------------


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended
                                                                        June 30,
                                                                  2002             2001
                                                             ------------     ------------

Net increase (decrease) in cash .........................      (1,078,153)       4,170,225
                                                             ------------     ------------
Cash at December 31 .....................................      19,547,132        6,560,778
                                                             ------------     ------------
Cash at June 30 .........................................    $ 18,468,979     $ 10,731,003
                                                             ============     ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ...........................................    $     35,291     $      8,372
                                                             ============     ============
     Income taxes .......................................    $    860,000     $    300,000
                                                             ============     ============


Supplemental disclosure of non-cash investing activities:
     Common shares issued in purchase acquisition .......               -     $      9,456
                                                             ============     ============



See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. We prepared the Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2002 and 2001, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001, without an audit. In the opinion of management, we made all adjustments necessary to fairly present the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented.

     We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that your read these unaudited Consolidated Financial Statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results of operations for the full year.

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

3. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. We adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

     Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, we no longer amortize goodwill and intangibles which have indefinite lives. SFAS 142 requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit. We have not yet determined which quarter our annual impairment assessment will be performed on an on-going basis.

     As an initial step in the SFAS 142 implementation process, we assigned goodwill and intangibles to our property casualty insurance, insurance agency and municipal code publishing units. As a result of this assignment, we identified a noncompete agreement in the amount of $120,001 that was separately classified as an intangible with a definite life. Following such assignment, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

     Based on our impairment testing, a net after-tax impairment charge of $1,481,858 ($0.25 per diluted share) was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was associated with the August 1999 acquisition of Paul Boardway and Associates, Inc.

     The changes in the carrying amount of goodwill by segment for the quarter ended June 30, 2002 are as follows:

                                 Property/Casualty      Insurance
                                     Insurance            Agency               Total
                                    -----------        -----------         -----------
     Balance,
       Dec. 31, 2001                $   753,737        $ 1,780,859         $ 2,534,596

     Impairment
       write-offs                             -         (1,481,858)         (1,481,858)

     Noncompete
       agreement recognition                  -           (120,001)           (120,001)
                                    -----------        -----------         -----------

     Balance,
       June 30, 2002                $   753,737        $   179,000         $   932,737
                                    ===========        ===========         ===========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Intangible assets as of June 30, 2002 and December 31, 2001 were as follows:

                                          As of June 30, 2002                        As of December 31, 2001
                              -----------------------------------------     -----------------------------------------
                                             Accumulated                                   Accumulated
                                 Cost       Amortization         Net           Cost       Amortization        Net
                              ----------     ----------      ----------     ----------     ----------      ----------
Amortization Intangibles:
     Databases                $  919,272     $  (77,343)     $  841,929     $  919,273     $  (54,361)     $  864,912
     Noncompete agreement        120,001        (20,000)        100,001              -              -               -
                              ----------     ----------      ----------     ----------     ----------      ----------

Total intangible assets       $1,039,273     $  (97,343)     $  941,930     $  919,273     $  (54,361)     $  864,912
                              ==========     ==========      ==========     ==========     ==========      ==========

Amortization expense related to amortizable intangible assets was $42,982 and $17,491 for the six and three months ended June 30, 2002, respectively, and $13,013 and $7,503 for the six and three months ended June 30, 2001, respectively. The estimated amortization expense of intangible assets for the next six fiscal years ending December 31 is as follows:

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

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the elimination of amortization of goodwill is presented below:

                                               Three Months Ended                Six Months Ended
                                                 June 30, 2001                     June 30, 2001
                                  -------------------------------------------    -----------------
                                                  Per Share                          Per Share
                                                ---------------                  -----------------
                                     Amount     Basic   Diluted      Amount      Basic    Diluted
                                     ------     -----   -------      ------      -----    -------

     Net income, as reported      $  846,258     $.15     $.15     $1,500,321     $.26     $.26
     Amortization of goodwill         25,565        -        -         50,675      .01      .01
                                  ----------     ----     ----     ----------     ----     ----

     Pro forma net income         $  871,823     $.15     $.15     $1,550,996     $.27     $.27
                                  ==========     ====     ====     ==========     ====     ====


4.   Supplemental Disclosure For Earnings Per Share

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------

     Net income ................................... $  950,951     $  846,258     $  489,577     $1,500,321
                                                    ----------     ----------     ----------     ----------

     Weighted average common shares outstanding ...  5,530,177      5,768,427      5,649,518      5,768,481
     Adjustments for dilutive securities:
        Dilutive effect of outstanding options ....    187,303         20,337        113,982         17,999
                                                    ----------     ----------     ----------     ----------
     Diluted common shares ........................  5,717,480      5,788,764      5,763,500      5,786,480
                                                    ==========     ==========     ==========     ==========

     Basic and diluted earnings per share ......... $      .17     $      .15     $      .09     $      .26
                                                    ==========     ==========     ==========     ==========

5. On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares originally approved on April 25, 2002. The program will expire on December 31, 2003. Through June 30, 2002, we purchased 560,021 shares at an average price per share of $5.00 under this program.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


6. We operate primarily in the property/casualty insurance industry. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material.


                                                                                JUNE 30, 2002
                                     -----------------------------------------------------------------------------------------------
                                                                                  Municipal
                                      Property/Casualty       Insurance             Code                All            Consolidated
                                          Insurance            Agency             Publishing           Other              Totals
                                     -----------------------------------------------------------------------------------------------
     Revenues from external customers    $19,858,021          $    6,727         $ 1,514,709        $   1,323          $21,380,780
     Intersegment revenues...........          2,940             139,681               -               55,620               198,241
     Interest revenue................        623,462                  88               -               11,473               635,023
     Interest expense................         15,225                -                  3,161           21,477                39,863
     Depreciation and amortization...         64,304              20,000              49,117           25,481               158,902
     Segment profit (loss)...........      2,846,393              56,312             308,544         (241,315)            2,969,934
     Income tax expense (benefit)....        812,905              19,146             113,638         (145,431)              800,258
     Segment assets..................     58,163,596           1,181,848           1,866,312        3,204,580            64,416,336


                                                                                JUNE 30, 2001
                                     -----------------------------------------------------------------------------------------------
                                                                                  Municipal
                                      Property/Casualty       Insurance             Code                All            Consolidated
                                          Insurance            Agency             Publishing           Other              Totals
                                     -----------------------------------------------------------------------------------------------
     Revenues from external customers    $18,827,080          $   67,192         $ 1,184,704        $   8,745           $20,087,721
     Intersegment revenues...........          2,940             153,432               -               40,620               196,992
     Interest revenue................        683,616                  70               -               19,931               703,617
     Interest expense................          4,635                -                  -               10,398                15,033
     Depreciation and amortization...          6,114              51,482              30,437           25,462               113,495
     Segment profit (loss)...........      2,025,879             113,368             134,402           (1,110)            2,272,539
     Income tax expense (benefit)....        528,897              61,174              51,105          (65,950)              575,226
     Segment assets..................     49,515,044           2,552,626           1,748,687        3,185,411            57,001,768



                                                       June 30,          June 30,
                                                         2002             2001
                                                    ------------      ------------
     Revenue
     -------
     Total revenue for reportable segments ....     $ 21,380,780      $ 20,087,721
     Interest revenue .........................          635,023           703,617
     Elimination of intersegment revenue ......         (198,241)         (196,992)
                                                    ------------      ------------
     Total consolidated revenue ...............     $ 21,817,562      $ 20,594,346
                                                    ============      ============

     Profit
     ------
     Total profit for reportable segments .....     $  3,211,249      $  2,273,649
     Other loss ...............................         (241,315)           (1,110)
     Elimination of intersegment profit .......         (198,241)         (196,992)
                                                    ------------      ------------
     Income before income taxes and cumulative
       effect of change in accounting principle     $  2,771,693      $  2,075,547
                                                    ============      ============

     Assets
     ------
     Total assets for reportable segments .....     $ 61,211,756      $ 53,816,357
     Other assets .............................        3,204,580         3,185,411
     Elimination of intersegment receivables ..       (1,335,566)       (1,236,012)
                                                    ------------      ------------
     Consolidated assets ......................     $ 63,080,770      $ 55,765,756
                                                    ============      ============

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

Loss and loss adjustment expense reserves are estimates of what an insurer expects to pay on behalf of claimants. We are required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and incurred but not reported claims. Our ultimate liability may be different from our current reserve estimates.

We estimate losses and loss adjustment expense reserves for incurred but not reported claims based on many variables, including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. We review case and incurred but not reported reserves monthly and make appropriate adjustments.

Our wholly-owned subsidiary, American Legal Publishing Corporation, offers a wide range of publishing services for state and local governments. Our wholly-owned subsidiary, Paul Boardway and Associates, Inc., is a property/casualty insurance agency serving lending institutions.

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:


                                                           -----------------------------------
                                                           Period to Period Increase (Decrease)
                                                                 Six Months Ended June 30,

                                                           -----------------------------------
                                                                          2001-2002
                                                           -----------------------------------
                                                                  Amount          % Change
                                                           -----------------------------------
     Premiums written ....................................     $ 2,394,533         11.6%
     Net premiums earned .................................       1,451,729          8.2%
     Net investment income ...............................        (618,424)       (51.2)%
     Total revenue .......................................       1,223,216          5.9%
     Loss and loss adjustment expenses, net of reinsurance
       recoveries ........................................       2,181,423         22.3%
     Operating expenses ..................................      (1,679,183)       (19.2)%
     Interest expense ....................................          24,830        165.2%
     Operating income ....................................         696,146         33.5%
     Cumulative effect of change in accounting principle .       1,481,858        100.0%
     Net income ..........................................      (1,210,744)       (67.4)%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects Ohio Indemnity's loss, expense and combined ratios on both a statutory and GAAP basis for the six months ended June 30:

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                                                            2002          2001
                                                          ----------------------
    Statutory:
      Loss ratio.......................................    63.3%         62.7%
      Expense ratio....................................    29.4%         27.1%
                                                           ----          ----
      Combined ratio...................................    92.7%         89.8%
                                                           ====          ====

    GAAP:
      Loss ratio.......................................    62.6%         55.4%
      Expense ratio....................................    26.3%         35.9%
                                                           ----          ----
      Combined ratio...................................    88.9%         91.3%
                                                           ====          ====

RESULTS OF OPERATIONS

JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000
------------------------------------------

Premiums. Premiums written increased 3.4% in the second quarter of 2002 to $11,013,899 from $10,647,694 in the same quarter of 2001. On a year-to-date basis, premiums written increased 11.6% to $23,044,259 from $20,649,726 in the same six-month period of 2001. The growth in premiums written was primarily attributable to both policies added during 2001 and volume increases with existing customers. This volume increase was the result of geographic expansion and more competitive automobile financing by some of our customers, which increased their share of the automobile lending market. Net premiums earned for the second quarter of 2002 decreased 4.9% to $10,097,226 from $10,618,263 for the same quarter of 2001. The decrease in net premiums earned during the second quarter was attributable to increases in unearned premium reserves associated with advance premium collections and ceded reinsurance premiums. Year-to-date net premiums earned increased 8.2% to $19,084,686 from $17,632,957 in 2001.

Premiums written related to our ultimate loss insurance products decreased 9.8% to $9,187,817 in the second quarter of 2002 from $10,182,076 in the second quarter of 2001. The decrease in premiums written was primarily attributable to continuing unfavorable economic conditions and increased competition from other financial services companies during 2002. On a year-to-date basis, premiums written for our ultimate loss insurance products increased 8.2% to $17,777,864 in the first half of 2002 from $16,432,225 in the same period of 2001. This growth was attributable to policies added during 2001. Premiums written related to our Guaranteed Auto Protection products ("GAP") increased 157.1% to $707,656 in the second quarter of 2002 from $275,289 in the same period of 2001. On a year-to-date basis, GAP premiums written increased 200.3% to $1,131,279 from $376,729 in the same period of 2001. This growth in GAP premium was due primarily to an agent transferring a book of business to us during the third quarter of 2001. Premiums written related to our unemployment insurance protection products increased 330.6% to $819,499 in the second quarter of 2002 from $190,329 in the same period of 2001. This increase was primarily due to timing differences on billings issuance related to mandated surety bonds. On a year-to-date basis, unemployment insurance protection premiums written remained relatively constant at $3,913,916 during the first six months of 2002 and $3,840,772 during the same period of 2001. During the third quarter of 2001, we assumed bail bond coverage in New Jersey. Premiums written for this product were $298,927 during the second quarter of 2002 and $221,200 on a year-to-date basis.

Investment Income. Net investment income increased 4.2% to $368,987 in the second quarter of 2002 from $354,142 in the second quarter of 2001. On a year-to-date basis, net investment income decreased 51.2% to $590,166 from $1,208,590 during the same period of 2001. This decrease was primarily due to realized losses of $149,685 in 2002 as compared with realized gains of $399,968 in the same period of 2001. The relatively small growth in investment income in the second quarter reflected the impact of lower reinvestment rates that resulted from the decline in interest rates during the past year. The annualized pre-tax equivalent investment yield on fixed income investments, which is investment income divided by the average amount of fixed income assets, was 4.5% during the first six months of 2002 and 4.8% during the first six months of 2001.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Codification and Subscription Fees. Codification and subscription fees generated by American Legal Publishing increased 29.7% in the second quarter of 2002 to $766,348 from $590,830 in the same quarter of 2001. On a year-to-date basis, American Legal Publishing's codification and subscription fees increased 27.9% to $1,514,709 from $1,184,704 in the same six-month period of 2001. The increase in fees was primarily the result of our acquisition in June 2001 of Justinian Publishing Company, which contributed $111,881 in additional codification fees in the second quarter of 2002 and $294,745 in additional codification fees in the first six months of 2002.

Management Fees. Our management fees in the second quarter of 2002 decreased 57.0% to $138,353 from $321,839 in the same quarter of 2001. The decrease was primarily attributable to timing differences of unemployment insurance protection benefits. Year-to-date management fees increased 5.4% to $459,866 from $436,417 in the same period of 2001. This increase was the result of a 3.7% decline in calendar year benefit charges which were partially offset by a 2.9% reduction in fees from our bonded service business, one of our unemployment insurance protection products. We expect management fees to vary from period to period depending on unemployment levels and claims experience in bonded service.

Other Income. Other income decreased 20.6% to $17,019 in the second quarter of 2002 from $21,426 in the same quarter of 2001. On a year-to-date basis, other income increased 231.9% to $161,408 from $48,638 in the same period of 2001. The increase in the year-to-date period was primarily the result of releasing a $100,000 reserve related to the dismissal of a dispute with an unaffiliated party.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses (net of reinsurance recoveries) in the second quarter of 2002 increased 20.3% to $5,562,452 from $4,623,452 in the second quarter of 2001. This increase was primarily the result of growth in premiums written and weak economic conditions. Losses paid with respect to our ultimate loss insurance products in the second quarter of 2002 were $5,066,822 on a pre-tax basis compared with $4,214,321 in the same quarter of 2001. On a year-to-date basis, losses paid with respect to our ultimate loss insurance products increased 55.5% to $11,866,492 from $7,629,331 for the same six-month period in 2001. This increase was due primarily to growth in net premiums earned.

Operating Expenses. Operating expenses consist of experience rating adjustments, commission expenses and other insurance operating expenses. Operating expense decreased 26.8% in the second quarter to $4,463,551 from $6,096,591 in the same quarter of 2001. On a year-to-date basis, operating expenses decreased 19.2% to $7,062,614 from $8,741,797 in the same six-month period of 2001. Experience rating adjustments decreased in the second quarter of 2002 to $578,821 from $2,691,380 in the same quarter of 2001. On a year-to-date basis, experience rating adjustments decreased to $214,587 from $2,829,287 in the same six month period of 2001. These decreases were primarily attributable to a significant policy added in 2001. Experience rating adjustments are calculated and adjusted from period to period based on policy experience to date and premium growth. Management anticipates that experience rating adjustments may fluctuate in future quarters based upon this calculation. Commissions, other insurance operating and administrative expenses in the second quarter increased 14.1% to $3,884,730 from $3,405,211 in the second quarter of 2001. On a year-to-date basis, commissions, operating and administrative expenses in the first six months of 2002 increased 15.8% to $6,848,027 from $5,912,510 in the same six-month period of 2001. Commission expense increases were consistent with overall premium activity in 2002. Increases in administrative expenses were primarily the result of increases in salaries and related benefits and consulting. American Legal Publishing incurred operating and administrative expenses of $734,847 and $1,308,917 for the second quarter and first six months of 2002, respectively, compared with $564,701 and $1,050,426 for the second quarter and first six months of year-to-date in 2001, respectively. These increases were attributable to both salary and printing increases.

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

Based on the Company's impairment testing a net after-tax impairment charge of $1,481,858 ($0.25 per diluted share) was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was associated with the August 1999 acquisition of Paul Boardway and Associates, Inc.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Amortization expense related to amortizable intangible assets was $17,491 and $42,982 for second quarter and year-to-date in 2002 and $7,503 and $13,013 for second quarter and year-to-date 2001, respectively.

Federal Income Taxes. Federal income tax expense increased to $381,070 in the second quarter of 2002 from $335,685 in the same quarter of 2001. On a year-to-date basis, federal income tax expense increased to $800,258 from $575,226 in the same six-month period of 2001. The effective federal income tax rate was 28.6% and 28.4% for the second quarter of 2002 and 2001, respectively, and 28.8% and 27.7% for the first six months of 2002 and 2001, respectively.

GAAP Combined Ratio. Our combined ratio for the second quarter and the first six months of 2002 was 83.5% and 88.9%, respectively, and 90.8% and 91.3% for the second quarter and the first six months of 2001, respectively. These decreases were the result of higher expense ratios in 2001 as a result of a change in experience rating adjustments related to the addition of a significant policy in the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES
We are an insurance holding company whose principal asset is the capital stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet our liquidity requirements, including our debt service obligations. We have a $13 million credit facility to fund working capital requirements. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2002 from Ohio Indemnity, absent regulatory consent, is $2,963,288. Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. Ohio Indemnity's principal use of these funds is for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equaled $417,016 and $5,628,992 for the six months ended June 30, 2002 and 2001, respectively. Net cash provided by (used in) financing activities equaled $(800,105) and $303,459 for the six months ended June 30, 2002 and 2001, respectively. Net cash used in our investing activities was $695,064 and $1,762,226 for the six months ended June 30, 2002 and 2001, respectively.

American Legal Publishing derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating expenses. Paul Boardway and Associates derives its funds principally from commission fees which are currently sufficient to meet its operating expenses. When expanding our business through acquisitions, we have selected growth opportunities to build upon existing strengths and industry experience. As each business segment is continually evaluated with goals of increased revenue and profitability, management will reposition assets to those areas which contribute to our overall financial objectives.

We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated expenses without being required to liquidate intermediate-term and long-term investments through the next 12 months. Because of the nature of the risks we insure, losses and loss adjustment expenses emanating from the insurance policies that we issue are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe that we can estimate our cash needs to meet our loss and expense obligations through the next 12 months.

Our investments at June 30, 2002 consisted primarily of investment-grade fixed income securities. Cash and short-term investments at June 30, 2002 amounted to $24,374,289 or 48.6% of our total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on our balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair values with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $590,166 and $1,208,590 for the six months ended June 30, 2002 and 2001, respectively. The 51.2% decrease was primarily due to realized losses on certain securities in our investment portfolio, and, to a lesser extent, lower investment yields that resulted from declines in interest rates during the past year.

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. We mitigate this risk by attempting to ladder the maturity schedule with the expected payouts of our liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss.

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with our unemployment insurance protection product. Our financial statements include reserves for losses on this business for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $225,500 and $425,500 at June 30, 2002 and December 31, 2001, respectively.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2002. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of June 30, 2002 was $31,634,826, 61.4% of which is invested in fixed income securities, 20.0% in equity securities and 18.6% in short-term investments. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed income securities as well as fixed-rate short-term investments. We have no foreign exchange risk or direct commodity risk.

For fixed income securities, our short-term liquidity needs and the potential liquidity needs of our business are key factors in managing our portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding our objectives and strategies pertaining to our investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For our investment portfolio, during the quarter ended June 30, 2002, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2001. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods.

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

TRENDS
The Company's results of operations have varied from quarter to quarter principally because of fluctuations in underwriting results. In addition, the majority of our products are dependent on the demand for our customers' automobile financing programs. Automobile sales in the second quarter of 2002 were lower than in the prior two quarters. We expect that the recent introduction of zero percent financing by captive automobile finance companies, with less stringent qualifications than in the past, should increase automobile sales in the third quarter of 2002. However, we are not certain what share of these sales will be financed by our customers.

FORWARD-LOOKING INFORMATION
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine our actual results are beyond our ability to control or predict. We caution you not to put undue reliance on forward-looking statements. In addition, we have no obligation, and we do not intend, to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


Some of the factors that could cause our actual results to differ from our forward-looking statements include: (i) the demand for our ultimate loss, GAP and unemployment insurance products is affected by factors beyond our control such as changes in interest rates, level of automobile financing activity, cost of automobiles, consumer confidence, unemployment levels, and general economic activity; (ii) the risk that losses from claims are greater than anticipated such that reserves for potential claims are inadequate; (iii) the risk that unanticipated adverse changes in the securities markets could result in material losses in our investments; and (iv) the dependence on key management personnel with skills critical to our long-term success.

INFLATION
We do not consider the impact of inflation to be material in the analysis of our overall operations.

INSURANCE REGULATORY MATTERS
The National Association of Insurance Commissioners has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. This formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet the applicable risk-based capital measurement threshold could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on our analysis, our statutory net worth is in excess of the applicable threshold and no corrective action is necessary. The risk-based capital provisions have been enacted into the Ohio Revised Code.

RESERVES
The amount of our incurred losses and loss adjustment expenses is dependent upon a number of factors, including claims frequency and severity, the nature and types of losses incurred and the number of policies written. These factors may fluctuate from year to year and do not necessarily bear any relationship to the amount of premiums written or earned.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On June 3, 2002, Bancinsurance held its 2002 Annual Meeting of Shareholders. The shareholders voted on the election of six directors to serve one year terms, and a proposal to ratify the appointment of Ernst & Young LLP as the independent accountants and auditors for fiscal year 2002. The results of the voting are as follows:

    1.   Election of Officers:
                                                   Votes For    Votes Withheld
                                                   ---------    --------------

            John S. Sokol                          4,574,169        324,358
            Saul Sokol                             4,592,602        305,925
            Si Sokol                               4,574,152        324,375
            William S. Sheley                      4,587,410        311,117
            Matthew D. Walter                      4,597,139        301,388
            Daniel D. Harkins                      4,597,139        301,388

            All six directors were reelected.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


    2. To ratify the appointment of Ernst & Young LLP as the independent accountants and auditors for fiscal year 2002:

                  Votes For                            4,856,333
                  Votes Against                              733
                  Abstentions                             41,161

         The proposal was approved.

Item 5.  Other Information
         -----------------

The following paragraphs provide an updated summary of the material attributes of the capital stock of Bancinsurance. The summary is qualified in its entirety by reference to Bancinsurance's Amended and Restated Articles of Incorporation (the "Amended Articles") and Amended and Restated Code of Regulations (the "Amended Regulations"), copies of which have been filed with the Securities and Exchange Commission.

GENERAL
Bancinsurance's authorized capital stock consists of (1) 20,000,000 Common Shares, without par value (the "Common Shares"); (2) 100,000 Class A Serial Preference Shares, without par value (the "Class A Serial Preference Shares"); and (3) 98,646 Class B Serial Preference Shares, without par value (the "Class B Serial Preference Shares"). As of July 25, 2002, 5,208,003 Common Shares were outstanding and no Class A Serial Preference Shares or Class B Serial Preference Shares were outstanding. The Common Shares are traded on The Nasdaq National Market.

COMMON SHARES

The holders of Common Shares are entitled to one vote per share on all matters to be voted upon by Bancinsurance's shareholders. Upon due notice by any holder of Common Shares desiring to cumulate his or her votes at an election of directors, each holder of Common Shares is entitled under Ohio law to cumulate his or her votes according to the number of directors to be elected.

Elections of directors are determined by a plurality of the votes cast. Subject to any special voting rights or requirements provided for in the Amended Articles, in the Amended Regulations or by law, all other matters to be voted upon by Bancinsurance's shareholders must be approved by the holders of Common Shares entitling them to exercise a majority of the voting power of Bancinsurance. The holders of the Common Shares have no preemptive rights to purchase or subscribe for any Common Shares or other securities of Bancinsurance and are not subject to any further calls or assessments by Bancinsurance. In addition, there are no conversion rights or redemption or sinking fund provisions with respect to the Common Shares.

Subject to the rights of the holders of any Class A Serial Preference Shares and/or Class B Serial Preference Shares which may be outstanding, each holder of Common Shares on the applicable record date is entitled to receive dividends, when and if declared by the Board of Directors out of funds legally available therefor, on a pro-rata basis according to the number of Common Shares held. In. the event of a liquidation, dissolution or winding up of Bancinsurance, each holder of Common Shares is entitled to share pro-rata in any distribution of Bancinsurance's assets after payment or provision for payment of Bancinsurance's liabilities and the liquidation preference of any Class A Serial Preference Shares and/or Class B Serial Preference Shares which may be outstanding.

CLASS A SERIAL PREFERENCE SHARES

The Board of Directors is authorized, without further shareholder action, to designate and issue any authorized and unissued Class A Serial Preference Shares in one or more series and to determine and fix for each such series the dividend rights (which for each series of Class A Serial Preference Shares shall be cumulative), redemption rights, rights upon liquidation, dissolution or winding up, conversion or exchange rights, sinking fund requirements and any restrictions on issuance. Any series of Class A Serial Preference Shares so issued will have priority over the Class B Serial Preference Shares and the Common Shares with respect to dividends and rights upon liquidation, dissolution or winding up and will be subject to a call for redemption at a price fixed by the Board of

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Directors. Except as otherwise provided by law, the holders of any series of Class A Serial Preference Shares so issued will have no right to vote on any matter to be voted upon by the shareholders generally. However, Bancinsurance may not change the express terms of any series of Class A Serial Preference Shares in any manner substantially prejudicial to the holders thereof, without the affirmative vote or written consent, of the holders of at least a majority of the Class A Serial Preference Shares of the particular series proposed to be changed. The holders of any series of Class A Serial Preference Shares so issued will have no pre-emptive rights to purchase or subscribe for any Common Shares or other securities of Bancinsurance and will not be subject to any further calls or assessments by Bancinsurance.

CLASS B SERIAL PREFERENCE SHARES

The Board of Directors is authorized, without further shareholder action, to designate and issue any authorized and unissued Class B Serial Preference Shares in one or more series and to determine and fix for each such series the dividend rights, redemption rights, rights upon liquidation, dissolution or winding up, conversion or exchange rights, sinking fund requirements and any restrictions on issuance. Any series of Class B Serial Preference Shares so issued will have priority over the Common Shares with respect to dividends and rights upon liquidation, dissolution and winding up and will be subject to a call for redemption at a price fixed by the Board of Directors. Except as otherwise provided by law, the holders of any series of Class B Serial Preference Shares so issued will have no right to vote on any matter to be voted upon by the shareholders generally. However, Bancinsurance may not change the express terms of any series of Class B Serial Preference Shares in any manner substantially prejudicial to the holders thereof, without the affirmative vote or written consent, of the holders of at least a majority of the Class B Serial Preference Shares of the particular series proposed to be changed. The holders of any series of Class B Serial Preference Shares so issued will have no pre-emptive rights to purchase or subscribe for any Common Shares or other securities of Bancinsurance and will not be subject to any further calls or assessments by Bancinsurance.

ANTI-TAKEOVER PROVISIONS

The Amended Articles and the Amended Regulations include the following provisions which may be considered to have the effect of delaying, deferring or preventing a change of control of Bancinsurance: (1) the requirement of the affirmative vote of three-fourths of the voting power of Bancinsurance as a condition to certain major corporate transactions (e.g., adoption of certain amendments to the Amended Articles or the Amended Regulations, approval of a merger or consolidation involving Bancinsurance, approval of a combination or majority share acquisition involving the issuance of shares of Bancinsurance, approval of a sale, exchange, transfer or other disposition of all or substantially all of Bancinsurance's assets or approval of the dissolution of Bancinsurance), unless three-fourths of the directors of Bancinsurance recommend the approval of such transaction; (2) the authorization of the Class A Serial Preference Shares and the Class B Serial Preference Shares; (3) the limitation on the night of Bancinsurance's shareholders to remove a director unless the holders of at least three-fourths of the voting power vote in favor of such removal; and (4) certain procedural requirements relating to shareholder meetings, including provisions limiting who may call a special meeting of shareholders of Bancinsurance and the requirements for a quorum at any meeting.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

         3(a) Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

         3(b) Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


         3(c) Amended and Restated Articles of Incorporation of Bancinsurance Corporation, (reflecting amendments through March 10, 1993) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

         3(d) Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

         4(f)* Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and the Fifth Third Bank of Columbus, Ohio.

         99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        -------------
              * Filed with this Report.

         (b)  Reports on Form 8-K
              -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BANCINSURANCE CORPORATION
                                        -------------------------






Date:    August 13, 2002          By:                Si Sokol
     -----------------------            ---------------------------------------
                                                     Si Sokol
                                                     Chairman
                                            (Principal Executive Officer)




Date:    August 13, 2002          By:              Sally Cress
     -----------------------            ---------------------------------------
                                                   Sally Cress
                                              Treasurer and Secretary
                                         (Principal Financial and Accounting
                                                    Officer)