Form 10-Q/A
period 2002-06-30
BANCINSURANCE CORP
filed 2002-10-30
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-Q/A



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

   Item 4. Submission of Matters to a Vote of Security Holders .............................................. 17

   Item 5. Other Information................................................................................. 18

   Item 6. Exhibits and Reports on Form 8-K.................................................................. 19

   Signatures................................................................................................ 21

   Certifications............................................................................................ 22


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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


On June 3, 2002, Bancinsurance held its 2002 Annual Meeting of Shareholders. The shareholders voted on the election of six directors to serve one year terms, a proposal to ratify the appointment of Ernst & Young LLP as the independent accountants and auditors for fiscal year 2002 and a proposal to approve the Bancinsurance Corporation 2002 Stock Incentive Plan. The results of the voting are as follows:

    1.   Election of Directors:

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

            All six directors were reelected.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


    2. To ratify the appointment of Ernst & Young LLP as the independent accountants and auditors for fiscal year 2002:

                  Votes For                            4,856,333
                  Votes Against                              733
                  Abstentions                             41,161

         The proposal was approved.


    3.   To approve the Bancinsurance Corporation 2002 Stock Incentive Plan.

                  Votes For                            3,829,250
                  Votes Against                          327,113
                  Abstentions                             15,911
                  Broker Non-Votes                       726,253

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


         10*     Bancinsurance Corporation 2002 Stock Incentive Plan.


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


                                        BANCINSURANCE CORPORATION
                                        -------------------------





Date:    October 30, 2002         By:            /s/ Si Sokol
     -----------------------            ---------------------------------------
                                                     Si Sokol



                                         Chairman and Chief Executive Officer

                                            (Principal Executive Officer)




Date:    October 30, 2002         By:            /s/ Sally Cress
     -----------------------            ---------------------------------------
                                                   Sally Cress
                                              Treasurer and Secretary
                                         (Principal Financial and Accounting
                                                    Officer)

                                 CERTIFICATIONS



I, Si Sokol, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Bancinsurance Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  October 30, 2002                           /s/ Si Sokol
       ----------------             -------------------------------------------
                                                    Si Sokol
                                       Chairman and Chief Executive Officer
                                           (Principal Executive Officer)





I, Sally Cress, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Bancinsurance Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  October 30, 2002                         /s/ Sally J. Cress
       ----------------             -------------------------------------------
                                                    Sally J. Cress
                                            Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)