Form 10-Q
period 2002-09-30
BANCINSURANCE CORP
filed 2002-11-12
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -----------------------

   Commission file number                            0-8738
                          -----------------------------------------------------


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

   The number of outstanding Common Shares, without par value, of the registrant as of October 31, 2002 was 5,071,561.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                                                          Page No.
                                                                                                          --------

PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of
                 September 30, 2002 (unaudited) and December 31, 2001........................................  3

         Consolidated Statements of Income for the three months and nine months ended September 30, 2002 and 2001 (unaudited)........................................  5

         Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2002 and 2001 (unaudited)........................  6

         Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2002 and 2001 (unaudited)...................................  7

         Notes to Consolidated Financial Statements (unaudited)..............................................  9

   Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................................... 12

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk................................................................................. 18

   Item 4. Controls and Procedures........................................................................... 19

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

   Item 2. Changes in Securities and Use of Proceeds..........................................    Not Applicable

   Item 3. Defaults Upon Senior Securities....................................................    Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders ...............................    Not Applicable

   Item 5. Other Information..................................................................    Not Applicable

   Item 6. Exhibits and Reports on Form 8-K.................................................................. 19

   Signatures................................................................................................ 20

   Certifications............................................................................................ 21

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                     September 30,       December 31,
                                                                                         2002                2001
                                                                                      (Unaudited)          (Note 2)
                                                                                      -----------        -----------
Assets
------
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,837,060 in 2002 and $4,869,247 in 2001) .............................     $ 4,592,303        $ 4,746,889

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $14,618,491 in 2002 and $14,211,422 in 2001) ...........................      15,055,576         14,273,152

       Equity securities, at fair value (cost $6,773,514
         in 2002 and $5,981,774 in 2001) ........................................       6,993,870          6,715,572

     Short-term investments, at cost which
       approximates fair value ..................................................      16,421,455          5,476,140
                                                                                      -----------        -----------

              Total investments .................................................      43,063,204         31,211,753
                                                                                      -----------        -----------


Cash ............................................................................       3,897,524         19,547,132
Premiums receivable .............................................................       5,639,812          5,189,123
Accounts receivable, net of allowance for doubtful accounts .....................         538,041            590,401
Reinsurance receivable ..........................................................         248,908             90,018
Reinsurance recoverable on paid losses ..........................................               -             32,027
Prepaid reinsurance premiums ....................................................       1,169,868            901,482
Deferred policy acquisition costs ...............................................       2,559,937          1,522,533
Estimated earnings in excess of billings on uncompleted codification contracts ..         221,040            151,507
Loans to affiliates .............................................................         684,857            699,208
Notes receivable ................................................................         297,500            400,000
Furniture, fixtures and leasehold improvements, net .............................         198,106            150,024
Excess of investment over net assets of subsidiaries, net .......................         753,737          2,534,596
Intangible asset, net ...........................................................       1,013,195            864,912
Accrued investment income .......................................................         363,872            338,300
Receivable for securities .......................................................         217,882                  -
Prepaid federal income taxes ....................................................          41,358                  -
Other assets ....................................................................         499,922            447,661
                                                                                      -----------        -----------
              Total assets ......................................................     $61,408,763        $64,670,677
                                                                                      ===========        ===========


                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                  September 30,    December 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                  (Unaudited)         (Note 2)
Liabilities and Shareholders' Equity
------------------------------------

Reserve for unpaid losses and loss adjustment expenses .......................    $  6,515,493     $  4,872,598
Unearned premiums ............................................................       9,875,805        6,030,273
Experience rating adjustments payable ........................................       5,673,725        6,472,413
Retrospective premium adjustments payable ....................................       2,508,716        3,716,869
Funds held under reinsurance treaties ........................................       1,393,943        1,001,520
Contract funds on deposit ....................................................         780,893        1,937,924
Note payable .................................................................       3,065,874        5,696,839
Taxes, licenses, and fees payable ............................................         344,478          552,873
Federal income taxes payable .................................................               -          374,861
Deferred federal income taxes ................................................         120,691          109,001
Commissions payable ..........................................................       1,559,501        1,350,924
Billings in excess of estimated earnings on uncompleted codification contracts         115,300          107,452
Other ........................................................................       1,067,581        1,055,221
                                                                                  ------------     ------------

              Total liabilities ..............................................      33,022,000       33,278,768
                                                                                  ------------     ------------


Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference Shares, without par value; authorized 100,000
          shares; no shares issued or outstanding ............................               -                -
       Class B Serial Preference Shares, without par value; authorized 98,646
          shares; no shares issued or outstanding ............................               -                -
     Common Shares, without par value; authorized 20,000,000 shares;
          6,170,341 shares issued ............................................       1,794,141        1,794,141
     Additional paid-in capital ..............................................       1,337,242        1,337,242
     Accumulated other comprehensive income ..................................         433,911          525,048
     Retained earnings .......................................................      30,122,149       29,539,902
                                                                                  ------------     ------------
                                                                                    33,687,443       33,196,333
     Less:  Treasury Shares, at cost (1,099,380 common shares in 2002 and
              400,156 common shares in 2001) .................................      (5,300,680)      (1,804,424)
                                                                                  ------------     ------------

              Total shareholders' equity .....................................      28,386,763       31,391,909
                                                                                  ------------     ------------

              Total liabilities and shareholders' equity .....................    $ 61,408,763     $ 64,670,677
                                                                                  ============     ============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                           2002            2001             2002             2001
                                                      ------------     ------------     ------------     ------------
Income:
Premiums written .................................    $ 11,835,535     $ 10,589,460     $ 34,879,794     $ 31,239,186
Increase in unearned premiums ....................        (266,076)        (433,653)      (3,845,534)      (3,349,286)
                                                      ------------     ------------     ------------     ------------
Premiums earned ..................................      11,569,459       10,155,807       31,034,260       27,889,900
Premiums ceded ...................................          29,336          (57,569)        (350,779)        (158,705)
                                                      ------------     ------------     ------------     ------------
      Net premiums earned ........................      11,598,795       10,098,238       30,683,481       27,731,195

Investment income ................................         298,908          319,328        1,038,759        1,127,950
Net realized gain (loss) on investments ..........        (248,844)           6,035         (398,529)         406,003
Gain on sale of property .........................               -                -                -           15,848
Codification and subscription fees ...............         745,017          708,168        2,259,726        1,892,872
Management fees ..................................         178,826          234,889          638,692          671,306
Commission fees ..................................             989             (259)           7,716           66,933
Other income .....................................           2,736           52,132          164,144          100,770
                                                      ------------     ------------     ------------     ------------
      Total revenue ..............................      12,576,427       11,418,531       34,393,989       32,012,877
                                                      ------------     ------------     ------------     ------------

Losses and operating expenses:
Losses and loss adjustment expenses ..............       8,966,372        5,889,648       21,084,260       15,724,994
Reinsurance recoveries ...........................          13,201          (62,882)        (161,295)        (136,259)
Experience rating adjustments ....................      (1,013,276)       1,203,767         (798,689)       4,033,054
Commission expense ...............................       2,086,527        1,865,760        5,370,829        4,585,214
Other insurance operating expenses ...............       1,155,307          858,765        2,999,933        2,664,410
General and administrative expenses ..............       1,043,369          644,714        2,762,468        2,032,125
Goodwill impairment ..............................         179,000                -          179,000                -
Interest expense .................................          31,304           10,479           71,167           25,512
                                                      ------------     ------------     ------------     ------------
         Total expenses ..........................      12,461,804       10,410,251       31,507,673       28,929,050
                                                      ------------     ------------     ------------     ------------

      Income before federal income taxes and
         cumulative effect of change in accounting
         principle ...............................         114,623        1,008,280        2,886,316        3,083,827

Federal income tax expense .......................          21,953          278,884          822,211          854,110
                                                      ------------     ------------     ------------     ------------

      Income before cumulative effect of change
         in accounting principle .................          92,670          729,396        2,064,105        2,229,717

Cumulative effect of change in accounting
   principle .....................................               -                -       (1,481,858)               -

                                                      ------------     ------------     ------------     ------------
      Net income .................................    $     92,670     $    729,396     $    582,247     $  2,229,717
                                                      ------------     ------------     ------------     ------------

Basic net income per share:
   Before cumulative effect of change in
     accounting principle ........................    $        .02     $        .13     $        .37     $        .39
   Cumulative effect of change in accounting
     principle ...................................               -                -             (.26)               -
                                                      ------------     ------------     ------------     ------------
   Basic net income per share ....................    $        .02     $        .13     $        .11     $        .39
                                                      ============     ============     ============     ============
Dilutive net income per share:
   Before cumulative effect of change in
     accounting principle ........................    $        .02     $        .13     $        .36     $        .39
   Cumulative effect of change in accounting
     principle ...................................               -                -             (.25)               -
                                                      ------------     ------------     ------------     ------------
   Diluted net income per share ..................    $        .02     $        .13     $        .11     $        .39
                                                      ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                    2002            2001            2002            2001
                                                -----------     -----------     -----------     -----------

Net income .................................    $    92,670     $   729,396     $   582,247     $ 2,229,717

Other comprehensive income:
     Unrealized holding losses on securities
     arising during period, net of tax .....       (109,924)        (55,010)        (91,137)       (569,277)
                                                -----------     -----------     -----------     -----------


Comprehensive income (loss) ................    $   (17,254)    $   674,386     $   491,110     $ 1,660,440
                                                ===========     ===========     ===========     ===========





See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                             2002            2001
                                                                                        ------------     ------------

Cash flows from operating activities:
   Net income ......................................................................    $    582,247     $  2,229,717
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized loss on goodwill impairment .....................................       1,660,858                -
      Net realized (gain) loss on investments ......................................         398,529         (406,003)
      Net realized (gain) loss on disposal of property and equipment ...............           1,073          (13,605)
      Depreciation and amortization ................................................         232,476          198,892
      Deferred federal income tax (benefit) expense ................................          58,639          (89,397)
      Change in operating assets and liabilities:
         Premiums receivable .......................................................        (450,689)      (1,834,188)
         Accounts and reinsurance receivable, net ..................................        (342,889)        (704,568)
         Deferred policy acquisition costs .........................................      (1,037,404)        (962,345)
         Other assets ..............................................................        (289,755)         (85,167)
         Reserve for unpaid losses and loss adjustment expenses ....................       1,642,895        1,685,761
         Unearned premiums .........................................................       3,845,532        3,349,286
         Funds held under reinsurance treaties .....................................         392,423          658,652
         Experience rating adjustments payable .....................................        (798,688)       4,033,054
         Retrospective premium adjustments payable .................................      (1,208,153)       1,949,924
         Contract funds on deposit .................................................      (1,157,031)           4,883
         Other liabilities .........................................................        (450,830)       1,311,168
                                                                                        ------------     ------------
           Net cash provided by operating activities ...............................       3,079,233       11,326,064
                                                                                        ------------     ------------

Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities due to redemption or maturity ..       1,245,400          620,000
   Proceeds from available for sale: fixed maturities sold, redeemed or matured ....       4,554,438        4,500,016
   Proceeds from available for sale: equity securities sold ........................      14,599,850       10,120,816
   Cost of investments purchased:
      Held to maturity: fixed maturities ...........................................      (1,102,131)               -
      Available for sale: fixed maturities .........................................      (5,300,325)      (5,414,702)
      Equity securities ............................................................     (15,525,770)     (12,071,767)
   Net change in short-term investments ............................................     (10,945,315)       1,758,082
   Purchase of furniture, equipment and leasehold improvements .....................        (133,731)         (99,448)
   Cash used in acquisition of assets ..............................................         (25,000)        (403,503)
   Other ...........................................................................               -              160
                                                                                        ------------     ------------
           Net cash used in investing activities ...................................     (12,632,584)        (990,346)
                                                                                        ------------     ------------

Cash flows from financing activities:
   Proceeds from note payable to bank ..............................................      12,590,000       14,750,000
   Repayments of note payable to bank ..............................................     (15,190,000)     (14,892,000)
   Acquisition of treasury shares ..................................................      (3,496,257)          (4,541)
                                                                                        ------------     ------------
            Net cash used in financing activities ..................................      (6,096,257)        (146,541)
                                                                                        ------------     ------------


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                  Nine Months Ended
                                                                     September 30,
                                                                 2002             2001
                                                             ------------     ------------
Net increase (decrease) in cash .........................     (15,649,608)      10,189,177
                                                             ------------     ------------
Cash at December 31 .....................................      19,547,132        6,560,778
                                                             ------------     ------------
Cash at September 30 ....................................    $  3,897,524     $ 16,749,955
                                                             ============     ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ...........................................    $     67,704     $     11,210
                                                             ============     ============
     Income taxes .......................................    $  1,288,102     $    600,000
                                                             ============     ============


Supplemental disclosure of non-cash investing activities:
     Common shares issued in purchase acquisition .......               -     $      9,456
                                                             ============     ============











See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. We prepared the Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2002 and 2001, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001, without an audit. In the opinion of management, we made all adjustments necessary to fairly present the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented.

     We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that you read these unaudited Consolidated Financial Statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results of operations for the full year.

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

3. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. We adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, we no longer amortize goodwill and intangibles which have indefinite lives. SFAS 142 requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit. Our annual impairment assessment will be performed in the fourth quarter on an on-going basis.

     As an initial step in the SFAS 142 implementation process, we assigned goodwill and intangibles to our property casualty insurance, insurance agency and municipal code publishing business segments. As a result of this assignment, we identified a noncompete agreement in the amount of $120,001 that was separately classified as an intangible with a definite life. Following such assignment, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

     Based on our impairment testing, a net after-tax impairment charge of $1,481,858 was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was associated with the August 1999 acquisition of Paul Boardway and Associates, Inc.

     Management has decided to dissolve Paul Boardway and Associates, Inc. in the fourth quarter of 2002. As a result of this pending dissolution, the remaining goodwill of $179,000 has been recorded as a pre-tax impairment charge to income in the third quarter of 2002.

     The changes in the carrying amount of goodwill by business segment for the quarter ended September 30, 2002 are as follows:

                                      Property/Casualty      Insurance          Municipal
                                          Insurance           Agency         Code Publishing        Total
                                      -----------------     -----------      ---------------     -----------
          Balance,
            Dec. 31, 2001 .......        $   753,737        $ 1,780,859                 -        $ 2,534,596

          Impairment
            write-offs ..........                  -         (1,660,858)                -         (1,660,858)

          Noncompete
            agreement recognition                  -           (120,001)                -           (120,001)
                                         -----------        -----------         ---------        -----------

          Balance,
            September 30, 2002 ..        $   753,737          $       -          $      -        $   753,737
                                         ===========        ===========         =========        ===========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Intangible assets as of September 30, 2002 and December 31, 2001 were as follows:

                                     As of September 30, 2002                   As of December 31, 2001
                             ---------------------------------------    ---------------------------------------
                                          Accumulated                                Accumulated
                                Cost      Amortization        Net          Cost      Amortization       Net
                             ----------   ------------    ----------    ----------   ------------    ----------
Amortization Intangibles:
     Databases               $1,009,166    $  (89,972)    $  919,194    $  919,273    $  (54,361)    $  864,912
     Noncompete agreement       120,001       (26,000)        94,001             -             -              -
                             ----------    ----------     ----------    ----------    ----------     ----------

Total intangible assets .    $1,129,167    $ (115,972)    $1,013,195    $  919,273    $  (54,361)    $  864,912
                             ==========    ==========     ==========    ==========    ==========     ==========


Amortization expense related to amortizable intangible assets was $61,611 and $18,629 for the nine and three months ended September 30, 2002, respectively, and $24,504 and $11,491 for the nine and three months ended September 30, 2001, respectively. The estimated amortization expense of intangible assets for the next six fiscal years ending December 31 is as follows:

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

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the elimination of amortization of goodwill is presented below:

                                             Three Months Ended                         Nine Months Ended
                                             September 30, 2001                         September 30, 2001
                                     ----------------------------------        ----------------------------------
                                                          Per Share                                 Per Share
                                                      ------------------                        ------------------
                                       Amount         Basic      Diluted         Amount         Basic      Diluted
                                       ------         -----      -------         ------         -----      -------

     Net income, as reported         $  729,396        $.13        $.13        $2,229,717        $.39        $.39
     Amortization of goodwill            25,320           -           -            75,995         .01         .01
                                     ----------        ----        ----        ----------        ----        ----

     Pro forma net income            $  754,716        $.13        $.13        $2,305,712        $.40        $.40
                                     ==========        ====        ====        ==========        ====        ====


4.   Supplemental Disclosure For Earnings Per Share

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                          2002              2001              2002              2001
                                                       ----------        ----------        ----------        ----------

     Net income ...................................    $   92,670        $  729,396        $  582,247        $2,229,717
                                                       ----------        ----------        ----------        ----------

     Weighted average common shares outstanding ...     5,145,006         5,770,185         5,479,499         5,769,055
     Adjustments for dilutive securities:
        Dilutive effect of outstanding options ....       229,269            25,155           178,705            17,418
                                                       ----------        ----------        ----------        ----------
     Diluted common shares ........................     5,374,275         5,795,340         5,658,204         5,786,473
                                                       ==========        ==========        ==========        ==========

     Basic and diluted earnings per share .........    $      .02        $      .13        $      .11        $      .39
                                                       ==========        ==========        ==========        ==========

5. On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares originally approved on April 25, 2002. The repurchase program will expire on December 31, 2003. Through September 30, 2002, we purchased 699,224 shares at an average price per share of $5.00 under this repurchase program.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


6. We operate primarily in the property/casualty insurance industry. There are intersegment management and commission fees. Depreciation and capital expenditures are not considered material.

                                                                           September 30, 2002
                                      ----------------------------------------------------------------------------------------------

                                                                               Municipal
                                        Property/Casualty     Insurance           Code             All           Consolidated
                                            Insurance          Agency          Publishing         Other             Totals
                                      ----------------------------------------------------------------------------------------------

     Revenues from external customers      $31,402,947      $     7,716       $ 2,259,726      $     2,008       $33,672,397
     Intersegment revenues ..........            4,410          151,431                 -           83,430           239,271
     Interest revenue ...............          942,467              102                 -           18,294           960,863
     Interest expense ...............           15,359                -             3,642           52,166            71,167
     Depreciation and amortization ..           85,788           26,000            74,392           46,296           232,476
     Segment profit (loss) ..........        3,392,171         (120,563)          368,016         (514,037)        3,125,587
     Income tax expense (benefit) ...          910,045           20,265           138,600         (246,699)          822,211
     Segment assets .................       61,344,048        1,029,896         3,004,891        2,033,690        67,412,525


                                                                           September 30, 2001
                                      ----------------------------------------------------------------------------------------------

                                                                              Municipal
                                       Property/Casualty     Insurance           Code              All           Consolidated
                                           Insurance          Agency          Publishing          Other             Totals
                                      ----------------------------------------------------------------------------------------------

     Revenues from external customers      $29,302,948      $    66,933       $ 1,892,872      $    25,548       $31,288,301
     Intersegment revenues ..........            4,410          255,931                 -           60,930           321,271
     Interest revenue ...............        1,018,257               94                 -           27,496         1,045,847
     Interest expense ...............           10,363                -             1,581           13,568            25,512
     Depreciation and amortization ..           25,488           76,802            54,452           42,150           198,892
     Segment profit (loss) ..........        3,273,444          143,147           248,685         (260,178)        3,405,098
     Income tax expense (benefit) ...          765,236           77,038            94,380          (82,544)          854,110
     Segment assets .................       53,829,934        2,606,035         1,887,436        3,401,685        61,725,090



                                                     September 30,      September 30,
                                                         2002                2001
                                                     ------------       ------------
     REVENUE
     Total revenue for reportable segments ....      $ 33,672,397       $ 31,288,301
     Interest revenue .........................           960,863          1,045,847
     Elimination of intersegment revenue ......          (239,271)          (321,271)
                                                     ------------       ------------
     Total consolidated revenue ...............      $ 34,393,989       $ 32,012,877
                                                     ============       ============

     PROFIT
     Total profit for reportable segments .....      $  3,639,624       $  3,665,276
     Other loss ...............................          (514,037)          (260,178)
     Elimination of intersegment profit .......          (239,271)          (321,271)
     Income before income taxes and cumulative       ------------       ------------
       effect of change in accounting principle      $  2,886,316       $  3,083,827
                                                     ============       ============

     ASSETS
     Total assets for reportable segments .....      $ 65,378,835       $ 58,323,405
     Other assets .............................         2,033,690          3,401,685
     Elimination of intersegment receivables ..        (6,003,762)        (1,532,495)
                                                     ------------       ------------
     Consolidated assets ......................      $ 61,408,763       $ 60,192,595
                                                     ============       ============

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

OVERVIEW

Bancinsurance Corporation is a specialty property insurance holding company. Our principal sources of revenue are premiums paid by insureds for insurance policies issued by our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Ohio Indemnity's core line of business is a vendor's single interest product sold to lending institutions. This lender product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. The policy is generally written to cover a lender's complete portfolio of collateralized personal property loans, typically automobiles. The second insurance product is guaranteed auto protection ("GAP"). GAP coverage pays the difference between the amount owed by the customer on a lease or loan contract in the event a vehicle is damaged beyond repair, or stolen and never recovered, and the primary insurance company settlement. The GAP product is sold to automobile dealers, lenders and lessors, who then sell coverage directly to the borrower at the time of purchasing or leasing an automobile. The third line is a surety product utilized by not-for-profit entities which reject paying the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agency to former employees. Certain national cost containment firms provide programs to assure that reimbursing employers discharge their unemployment compensation commitments. Ohio Indemnity bonds these firms for their program responsibilities. Ohio Indemnity also provides this coverage to groups of not-for-profits under trust arrangements. In addition, state mandated surety bonds, which are required by certain state Departments of Labor are underwritten, and Ohio Indemnity assumes bail bond coverage.

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

We estimate losses and loss adjustment expenses for incurred but not reported claims based on many variables, including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. We review recorded estimates of outstanding unpaid liabilities associated with specific reported claims and estimated reserves required to pay ultimate net losses on unreported claims monthly and make appropriate adjustments.

Our wholly-owned subsidiary, American Legal Publishing Corporation, publishes and distributes ordinances for over 1,300 municipalities. Our wholly-owned subsidiary, Paul Boardway and Associates, Inc., is a property/casualty insurance agency serving lending institutions. Management has decided to dissolve Paul Boardway and Associates, Inc. in the fourth quarter of 2002.

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                                                                                Period to Period Increase (Decrease)
                                                                                    Nine Months Ended September 30,
                                                                      -----------------------------------------------------
                                                                                              2001-2002
                                                                      -----------------------------------------------------
                                                                             Amount                              % Change
                                                                      -----------------------------------------------------
      Premiums written..............................................    $    3,640,608                            11.7%
      Net premiums earned...........................................         2,952,286                            10.6%
      Net investment income.........................................          (893,723)                          (58.3)%
      Total revenue.................................................         2,381,112                             7.4%
      Losses and loss adjustment expenses, net of reinsurance
        recoveries                                                           5,334,230                            34.2%
      Operating expenses............................................        (2,980,262)                          (22.4)%
      Interest expense..............................................            45,655                           179.0%
      Operating income..............................................          (165,612)                           (7.4)%
      Cumulative effect of change in accounting principle...........         1,481,585                           100.0%
      Net income....................................................        (1,647,470)                          (73.9)%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects Ohio Indemnity's loss, expense and combined ratios on both a GAAP and statutory basis for the nine months ended September 30:

                                                                                            2002           2001
                                                                                     ---------------------------------
    GAAP:
      Loss ratio..................................................................          68.2%          60.5%
      Expense ratio...............................................................          23.2%          33.5%
                                                                                            ----           ----
      Combined ratio..............................................................          91.4%          94.0%
                                                                                            ====           ====

    Statutory:
      Loss ratio..................................................................          66.5%          63.8%
      Expense ratio...............................................................          28.7%          26.0%
                                                                                            ----           ----
      Combined ratio..............................................................          95.2%          89.8%
                                                                                            ====           ====

RESULTS OF OPERATIONS

SEPTEMBER 30, 2002 AS COMPARED TO SEPTEMBER 30, 2001
----------------------------------------------------

Premiums. Premiums written increased 11.8% in the third quarter of 2002 to $11,835,535 from $10,589,460 in the same quarter of 2001. On a year-to-date basis, premiums written increased 11.7% to $34,879,794 from $31,239,186 in the same nine-month period of 2001. Net premiums earned for the third quarter of 2002 increased 14.9% to $11,598,795 from $10,098,238 for the same quarter of 2001. Year-to-date premiums earned increased 10.6% to $30,683,481 from $27,731,195 in the same nine month period of 2001. The growth in premiums written and net premiums earned was primarily attributable to both policies added during 2001 and volume increases with existing customers.

Premiums written related to our lender insurance products increased 15.7% in the third quarter of 2002 to $10,749,970 from $9,292,973 in the third quarter of 2001. On a year-to-date basis, premiums written for our lender insurance products increased 10.9% to $28,527,833 from $25,725,198 in the same nine month period of 2001. The growth in premiums written was primarily attributable to both policies added during 2001 and volume increases with existing customers. This volume increase was the result of geographic expansion and financing incentives offered by some of our customers, which increased their share of the automobile lending market. Net premiums earned related to our lender insurance products increased 16.3% for the third quarter of 2002 to $10,128,176 from $8,707,046 for the same quarter of 2001. Year-to-date net premiums earned increased 9.8% to $26,464,243 from $24,095,786 in the same nine month period of 2001.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Premiums written related to our guaranteed auto protection products ("GAP") decreased 20.8% in the third quarter of 2002 to $722,878 from $912,310 in the same quarter of 2001. On a year-to-date basis, GAP premiums written increased 43.8% to $1,854,157 from $1,289,039 in the same nine month period of 2001. This growth in year-to-date GAP premiums was due primarily to an agent transferring a book of business to us during the third quarter of 2001. Net premiums earned related to our GAP insurance products for the third quarter of 2002 decreased 7.4% to $254,853 from $275,178 for the same quarter of 2001. Year-to-date net premiums earned increased 76.2% to $602,909 from $342,260 in the same nine month period of 2001. This growth in year-to-date GAP net premiums earned was due primarily to an agent transferring a book of business to us during the third quarter of 2001.

Premiums written related to our surety products decreased 5.6% to $362,687 in the third quarter of 2002 from $386,176 in the same quarter of 2001. This decrease was primarily attributable to timing differences on issuance of billings for mandated surety bonds. On a year-to-date basis, surety premiums written in 2002 increased 6.5% to $4,497,804 from $4,224,949 in the same nine month period of 2001. This increase was primarily attributable to the assumption of bail bond coverage during the third quarter of 2001. Net premiums earned related to our surety products for the third quarter of 2002 increased 8.9% to $1,215,766 from $1,116,014 for the same quarter of 2001. Year-to-date net premiums earned increased 9.8% to $3,616,329 from $3,293,150 in the same nine month period of 2001.

Net Investment Income. Our $43,063,204 investment portfolio is allocated among investment-grade fixed income securities, equity securities and short-term investments, with investment grade fixed income securities constituting the largest allocation. With respect to the equity portion of our portfolio, we regularly evaluate factors that may impact the national economy as well as the outlook for corporate profits. Net investment income decreased 58.3% from $1,533,953 in the first nine months of 2001 to $640,230 in the first nine months of 2002, and decreased 84.6% from $325,363 in the three months ended September 30, 2001 to $50,064 in the three months ended September 30, 2002. The nine month and three month decreases were primarily due to realized investment losses of $398,529 and $248,844, respectively, in 2002 compared to realized investment gains of $406,003 and $6,035, respectively, in 2001. Our investment strategy is based on current market conditions and tax considerations which we regularly monitor.

Investment of Ohio Indemnity's assets is restricted to the investments permitted by the Ohio insurance laws. Our overall investment policy is determined by our Board of Directors and is reviewed periodically. We seek to invest in investment-grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in favorable net yields. We have the ability and intent to hold held to maturity fixed income securities to maturity or to the put date, and, as a result, we carry held to maturity fixed income securities at amortized cost for GAAP purposes. As our fixed income securities mature, there can be no assurance that we will be able to reinvest in securities with comparable yields.

Codification and Subscription Fees. Codification and subscription fees generated by American Legal Publishing increased 5.2% in the third quarter of 2002 to $745,017 from $708,168 in the same quarter of 2001. On a year-to-date basis, American Legal Publishing's codification and subscription fees increased 19.4% to $2,259,726 from $1,892,872 in the same nine month period of 2001. The increase in fees was primarily the result of our acquisition in June 2001 of the net assets of Justinian Publishing Company, which contributed $112,075 in additional codification fees in the third quarter of 2002 and $438,800 in additional codification fees in the first nine months of 2002, as compared with $162,855 for both the third quarter and the first nine months of 2001.

Management Fees. We have an agreement with a cost containment service firm involving a program designed to control the unemployment compensation costs of certain non-profit employers. Pursuant to this agreement, a surety bond has been issued insuring the payment of certain reimbursable unemployment compensation benefits on behalf of the employers enrolled in this program. Certain monies allocated toward the payment of these benefits are held by us. We and the cost containment service firm share any residual resulting from the development of benefits to be paid from the contract funds held on deposit. We record management fees in the period the residual is shared with the cost containment service firm. Our management fees in the third quarter of 2002 decreased 23.9% to $178,826 from $234,889 in the same quarter of 2001. Year-to-date management fees decreased 4.9% to $638,692 from $671,306 in the same nine month period of 2002. We expect management fees to vary from period to period depending on unemployment levels and claims experience in bonded service.

Other Income. Other income decreased 94.8% in the third quarter of 2002 to $2,736 from $52,132 in the same quarter of 2001. This decrease was primarily attributable to lower claims service fees. On a year-to-date basis, other income increased 62.9% to $164,144 from $100,770 in the same nine month period of 2001. The increase in the year-to-date period was primarily the result of releasing a $100,000 reserve related to the dismissal of a dispute with an unaffiliated party.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses (net of reinsurance recoveries) in the third quarter of 2002 increased 20.5% to $7,020,573 from $5,826,766 in the third quarter of 2001. Losses incurred with respect to our lender insurance products in the third quarter of 2002 increased 17.2% to $6,566,313 from $5,602,220 in the same quarter of 2001. On a year-to-date basis, losses incurred with respect to our lender insurance products increased 16.9% to $17,608,495 from $ 15,069,235 for the same nine month period in 2001. These increases were consistent with our growth in premiums for our lender insurance products during the same period. In addition, with weakened economic conditions, we have experienced higher loan defaults and repossessions. Losses incurred with respect to our GAP insurance products in the third quarter of 2002 increased 401.1% to $196,844 from $39,281 in the same quarter of 2001. On a year-to-date basis, losses incurred increased 369.2% to $706,660 from $150,614 in the same nine month period of 2001. These increases were consistent with premium growth and were primarily attributable to an agent transferring a book of business to us during the fourth quarter of 2001. Losses incurred with respect to our surety products in the third quarter of 2002 increased 38.9% to $257,416 from $185,265 in the same quarter of 2001. On a year-to-date basis, losses incurred increased 75.9% to $648,811 from $368,886 in the same nine month period of 2001. These increases were primarily attributable to a significant claim incurred in association with our bail bond coverage and rising unemployment levels, which caused increased benefit charges associated with our unemployment insurance protection product.

Operating Expenses. Our operating expenses consist of experience rating adjustments, commission expenses, other insurance operating expenses and general and administrative expenses. Experience rating adjustments decreased 184.2% in the third quarter of 2002 to $(1,013,276) from $1,203,767 in the same quarter of 2001. On a year-to-date basis, experience rating adjustments decreased 119.8% to $(798,689) from $4,033,054 in the same nine month period of 2001. These decreases were primarily attributable to a significant policy added in 2001. Experience rating adjustments are calculated and adjusted from period to period based on policy experience to date and premium growth. Management anticipates that experience rating adjustments may fluctuate in future quarters based upon this calculation. Commissions, other insurance operating and general and administrative expenses in the third quarter increased 27.2% to $4,285,203 from $3,369,239 in the third quarter of 2001. On a year-to-date basis, commissions, operating and general and administrative expenses increased 19.9% to $11,133,230 from $9,281,749 in the same nine month period of 2001. Commission and other insurance operating expense increases were consistent with overall premium activity in 2002. Increases in general and administrative expenses were primarily the result of increases in salaries and related benefits and consulting. American Legal Publishing incurred operating and administrative expenses of $679,151 and $1,888,068 in the third quarter and first nine months of 2002, respectively, compared with $592,304 and $1,642,606 in the third quarter and first nine months of 2001, respectively. These increases were consistent with overall sales activity in 2002 and were primarily attributable to both salary and printing expense increases.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill and intangibles which have indefinite lives. SFAS 142 also requires the Company to assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit. Our annual impairment assessment will be performed in the fourth quarter on an on-going basis.

As an initial step in the SFAS 142 implementation process, the Company allocated its goodwill and intangibles to its three business segments. As a result of this allocation, the Company identified a noncompete agreement in the amount of $120,001 that was separately classified as an intangible with a definite life. Then, the fair value of each business segment was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

Based on the Company's impairment testing, a net after-tax impairment charge of $1,481,858 was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was associated with our August 1999 acquisition of Paul Boardway and Associates, Inc.

Management has decided to dissolve Paul Boardway and Associates, Inc. in the fourth quarter of 2002. The decision to dissolve the subsidiary was primarily the result of our action taken during 2000 to preserve the business acquired from Paul Boardway and Associates in 1999 and to provide a claim servicing location closer to its customers. During the first half of 2000, the majority of policies were transferred to another general agency who represents Ohio Indemnity. As a result of this pending dissolution, the remaining goodwill of $179,000 has been recorded as a pre-tax impairment charge to income in the third quarter of 2002.

Amortization expense related to definite-lived intangible assets was $18,629 and $61,611 in the third quarter and first nine months of 2002 compared with $11,491 and $24,504 in the third quarter and first nine months of 2001, respectively. The increase in amortization expense in 2002 compared with 2001 is primarily associated with a database acquired by American Legal Publishing in June 2001.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


Federal Income Taxes. Federal income tax expense decreased in the third quarter of 2002 to $21,953 from $278,884 in the same quarter of 2001. On a year-to-date basis, federal income tax expense decreased 3.7% to $822,211 from $854,110 in the same nine month period of 2001. This decrease reflects lower pre-tax income. The effective federal income tax rate was 19.2% and 27.6% for the third quarter of 2002 and 2001, respectively, and 28.5% and 27.7% for the first nine months of 2002 and 2001, respectively.

GAAP Combined Ratio. Our combined ratio for the third quarter and the first nine months of 2002 was 95.8% and 91.4%, respectively, and 92.4% and 91.7% for the third quarter and the first nine months of 2001, respectively. The decrease in the first nine months was primarily attributable to higher expense ratios in 2001 as a result of a change in experience rating adjustments related to the addition of a significant policy in the second quarter of 2001. The increase in the third quarter was primarily attributable to a higher losses and loss adjustment expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES
We are an insurance holding company whose principal asset is the capital stock of Ohio Indemnity. We are, and will continue to be, dependent on dividends from Ohio Indemnity to meet our liquidity requirements, including our debt service obligations. Based on statutory limitations, the maximum amount of dividends that we would be able to receive in 2002 from Ohio Indemnity, absent regulatory consent, is $2,963,288. Ohio Indemnity derives its funds principally from net premiums written, reinsurance recoveries, investment income and contributions of capital from us. Ohio Indemnity principally uses these funds for payment of losses and loss adjustment expenses, commissions, operating expenses and income taxes. Net cash provided by operating activities equaled $3,079,233 and $11,326,064 for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in our investing activities was $12,632,584 and $990,346 for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in financing activities equaled $6,096,257 and $146,541 for the nine months ended September 30, 2002 and 2001, respectively.

We have a $13,000,000 revolving line of credit with a maturity date of June 30, 2006. The revolving credit provides for interest payable quarterly, at an annual rate equal to 0.75% less than the prime rate. The bank that provides the credit line is also a policyholder of Ohio Indemnity.

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

We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated expenses, without being required to liquidate intermediate-term and long-term investments, through the next 12 months. Because of the nature of the risks we insure, losses and loss adjustment expenses emanating from the insurance policies that we issue are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe that we can estimate our cash needs to meet our losses and expenses through the next 12 months.

Our investment portfolio is allocated among investment-grade fixed income securities, equity securities and short-term investments, with investment grade fixed income securities constituting the largest allocation. Cash and short-term investments at September 30, 2002 amounted to $20,318,979 or 43.3% of our total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on our balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair values with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $640,230 and $1,533,953 for the nine months ended September 30, 2002 and 2001, respectively. The 58.3% decrease was primarily due to realized losses on investments sold, and, to a lesser extent, lower investment yields that resulted from declines in interest rates during the past year.

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. We mitigate this risk by attempting to ladder the maturity schedule of our investments with the expected payouts of our liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with our unemployment insurance protection products. Our financial statements include reserves for losses on these products for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $422,564 and $425,500 at September 30, 2002 and December 31, 2001, respectively.

Under applicable insurance statutes and regulations, Ohio Indemnity is required to maintain prescribed amounts of capital and surplus as well as statutory deposits with the appropriate insurance authorities. Ohio Indemnity is in compliance with all applicable statutory capital and surplus requirements. Ohio Indemnity's investments consist only of permitted investments under Ohio insurance laws.

DISCLOSURE ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2002. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of September 30, 2002 was $43,063,204, 45.6% of which is invested in fixed income securities, 16.2% in equity securities and 38.1% in short-term investments. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed income securities as well as fixed-rate short-term investments. We have no foreign exchange risk or direct commodity risk.

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

For our investment portfolio, during the quarter ended September 30, 2002, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2001. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods.

FACTORS TO CONSIDER FORWARD-LOOKING
Going forward, management will consider underwriting, acquisition and investment opportunities which are consistent with our strategy of penetrating specialized insurance markets within the financial services industry. These opportunities will be in areas where management believes we have an understanding of the underwriting and inherent risks. Management intends to add independent agents to expand our market presence. We will also further concentrate on penetrating larger financial institutions for our lender insurance products and expanding our financial institution and auto dealer service contract products. In addition, we will also consider opportunities for underwriting additional surety policies for non-profit organizations as they continue to consolidate into national trusts and seek to retain and transfer their unemployment claim exposure.

TRENDS
The Company's results of operations have varied from quarter to quarter principally because of fluctuations in underwriting results. The majority of our revenues are dependent on the demand for our customers automobile financing programs. An increase in automobile lending, driven by aggressive financing offers by some of our customers, helped increase premiums during the summer of 2002. We anticipate that as financing incentives are phased-out, consumer spending on automobiles will decline and, therefore, automobile lending will also decrease in the fourth quarter of 2002. The U.S. economy's recovery from recession may take longer than originally expected. With the still-struggling economy, continued corporate downsizing and high consumer debt, financial institutions are seeing a rise in delinquency dollars. As loan defaults and automobile repossessions continue to increase in frequency, we anticipate an increase in losses and loss adjustment experience in the fourth quarter of 2002.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


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

The risks and uncertainties that may affect the operations, performance, development and results of our business, include the following: changes in property and casualty reserves; premium and investment growth; product pricing environment; availability of credit; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; acts of war and terrorist activities; rating agency actions; competition; adverse state and federal legislation and regulation, including limitations on premium levels, and increases in prescribed amounts of capital and surplus; Bancinsurance's reliance as a holding company on dividends from Ohio Indemnity and applicable regulatory restrictions on the ability of Ohio Indemnity to pay dividends; litigation and administrative proceedings; ability to achieve targeted expense savings; ability to achieve premium targets and profitability goals; and general economic conditions.

INFLATION
We do not consider the impact of inflation to be material in the analysis of our overall operations.

INSURANCE REGULATORY MATTERS
The National Association of Insurance Commissioners has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. This formula calculates a minimum required statutory net worth based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet the applicable risk-based capital measurement threshold could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on our analysis, our statutory net worth is in excess of the applicable threshold and no corrective action is necessary. The risk-based capital provisions have been enacted into the Ohio Revised Code.

RESERVES
The amount of our incurred losses and loss adjustment expenses is dependent upon a number of factors, including claims frequency and severity, the nature and types of losses incurred and the number of policies written. These factors may fluctuate from year to year and do not necessarily bear any relationship to the amount of premiums written or earned.

As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses by accumulating reported claim reserve estimates for claims reported prior to the close of the accounting period and by estimating incurred but not reported claims based upon past experience modified for current trends. Notwithstanding the variability inherent in such estimates, management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate to meet our claim obligations. Such estimates are reviewed monthly by management and annually by an independent consulting actuary and, as adjustments thereto become necessary, such adjustments are reflected in our results of operations. Our independent consulting actuary has opined that loss and loss adjustment expense reserve levels, as of December 31, 2001, were reasonable.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         -----------------------------------------------------------

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk".

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 4.  Controls and Procedures
         -----------------------

Under the supervision and, with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


             *   Filed with this Report.

         (b)  Reports on Form 8-K
              -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BANCINSURANCE CORPORATION
                                      -------------------------






Date:  November 12, 2002        By:         /s/ Si Sokol
     -----------------------        ---------------------------------------
                                                Si Sokol
                                    Chairman and Chief Executive Officer
                                      (Principal Executive Officer)





Date:  November 12, 2002        By:        /s/ Sally J. Cress
     -----------------------        --------------------------------------------
                                               Sally J. Cress
                                          Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Si Sokol, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bancinsurance Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 12, 2002                   /s/ Si Sokol
         -----------------           --------------------------------------
                                                 Si Sokol
                                     Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

I, Sally Cress, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bancinsurance Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 12, 2002                  /s/ Sally J. Cress
         -----------------      ----------------------------------------------
                                                Sally J. Cress
                                          Treasurer and Secretary
                                (Principal Financial and Accounting Officer)