Form 10-K
period 2002-12-31
BANCINSURANCE CORP
filed 2003-03-25
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________________

Commission file number                           0-8738

                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                     31-0790882
---------------------------------        ---------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

      250 East Broad Street,
          Columbus, Ohio                                 43215
---------------------------------        ---------------------------------------
      (Address of principal                           (Zip Code)
        executive offices)

Registrant's telephone number, including area code       (614) 228-2800

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                         Name of Each Exchange
                                                   On Which Registered

             NONE                                         NONE
---------------------------------        ---------------------------------------
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

                                                   YES  [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                   YES [ ]     NO  [X]

The aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $10,803,620.

The number of the registrant's Common Shares outstanding as of February 21, 2003 was 5,000,291.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II of this report.

Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Shareholders to be held on June 2, 2003 are incorporated by reference into Part III of this report.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 2002 FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             Page
                                                       PART I

Item 1.         Business................................................................................       3
Item 2.         Properties..............................................................................       7
Item 3.         Legal Proceedings.......................................................................       7
Item 4.         Submission of Matters to a Vote of Security Holders.....................................       7

                                                       PART II

Item 5.         Market for the Registrant's Common Shares and Related
                    Shareholder Matters.................................................................       7
Item 6.         Selected Financial Data.................................................................       8
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................       8
Item 7A.        Quantitative and Qualitative Disclosures About Market
                    Risk................................................................................       8
Item 8.         Consolidated Financial Statements and Supplementary Data................................       8
Item 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................................................       8

                                                      PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       8
Item 11.        Executive Compensation..................................................................       8
Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management and Related Shareholder Matters..........................................       8
Item 13.        Certain Relationships and Related Transactions..........................................       9
Item 14.        Controls and Procedures.................................................................       9

                                                      PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K............................................................................       9

                                     PART I

Item 1.  Business

GENERAL

Bancinsurance Corporation is an Ohio insurance holding company primarily engaged in the underwriting of specialized insurance products through our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"). Ohio Indemnity is licensed to transact business in 47 states and the District of Columbia and on a surplus lines basis in Texas. We are also engaged in the municipal code publishing business and offer a wide range of municipal code publishing services for state and local governments through our wholly-owned subsidiary, American Legal Publishing Corporation ("ALPC"), an Ohio corporation which was acquired in February 2000. In addition, our wholly-owned subsidiary, Ultimate Services Agency, LLC ("USA"), an Ohio limited liability company which we formed in July 2002, is a property/casualty insurance agency. Financial information for our business segments for the three years ended December 31, 2002 is included in
Note 24 to the Consolidated Financial Statements in our 2002 Annual Report.

PRODUCTS

Ohio Indemnity Company

The majority of our net premiums written and premiums earned are derived from two distinct lines of business offered by Ohio Indemnity; (1) products designed for automobile lenders/dealers and (2) unemployment insurance protection products. In 2002, we had net premiums earned of $40,882,237 with 88% attributable to our lender/dealer products and 12% attributable to our unemployment insurance protection products.

Lender/Dealer Products. Our automobile lender/dealer group offers two types of products. First, ultimate loss insurance, a form of physical damage single interest collateral protection insurance, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. Ultimate loss insurance insures against damage to pledged collateral in cases where the collateral is not otherwise insured. Our standard ultimate loss insurance policy covers physical damage to the collateral in an amount not to exceed the lesser of the collateral's fair market value or the outstanding loan balance. This blanket single interest collateral protection policy is generally written to cover the lending institution's complete portfolio of collateralized personal property loans, which generally consist of automobile loans. Certain ultimate loss insurance policies are eligible for experience rated and return premium refunds based on comparisons between actual and expected losses. We also offer supplemental insurance coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender's collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral.

During 2002, we began issuing creditor placed insurance policies. These policies provide an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender's automobile loan portfolio, creditor placed, ultimate loss insurance covers an automobile lender's loan portfolio through tracking individual borrowers' insurance coverage. When cancellation or expiration notices are received by the lender, the lender purchases physical damage coverage for that loan. The lender then charges the premium to the borrower. The National Association of Insurance Commissioners developed a "model act" for creditor placed insurance in 1996 and several states have adopted its provisions. The model act helped to clarify program parameters that are acceptable to regulators. Our creditor placed ultimate loss insurance product complies with the model act.

During 2002, we provided ultimate loss insurance coverage to approximately 483 lending institutions. The premiums charged for ultimate loss insurance reflect claims experience, loan volumes and general market conditions. Ultimate loss insurance products represented 86% of our net premiums earned during 2002. Two ultimate loss insurance customers represented 14.2% and 11.3% of our net premiums earned in 2002, respectively.

Second, Guaranteed Auto Protection ("GAP") insures the difference or gap between the outstanding balance of a loan or lease and the actual cash value of a vehicle that is involved in a total loss. Such a loss can result from a collision or theft. GAP amounts result from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long term loans (60-84 months) and low trade-in prices contribute to create such difference or gap amounts.

GAP insurance policies insure lenders, lessors and auto dealers who waive GAP amounts and elect to purchase GAP insurance to cover the risk assumed by making the waiver. We offer two primary forms of GAP insurance products. First, voluntary GAP insurance policies are sold to lenders, lessors and auto dealers who in turn sell such policies directly to the borrower when a vehicle is purchased or leased. Second, blanket GAP insurance policies are sold to lessors, who typically waive GAP amounts on all of their leases.

Auto dealers frequently sell GAP waivers. This is a result of their dual role as selling agent for the vehicle and lender through their Finance and Insurance Department. Our GAP product is filed and approved in 45 states. During 2002, we provided GAP coverage to approximately 161 lenders, lessors and dealers. GAP products represented 2% of our net premiums earned during 2002.

Unemployment Insurance Protection Products. Unemployment compensation insurance is mandated by federal law and administered by state departments of labor or similar departments. The customers for our unemployment insurance protection products are employers eligible to reimburse their unemployment insurance obligations to the state. Frequently, such employers are not-for-profit or public sector entities. We currently offer three types of products to meet the unemployment compensation requirements of not-for-profit and public sector employers. These include; bonded service, excess of loss and mandated bonds.

We began insuring bonded service in 1989. Bonded Service is utilized by not-for-profit entities which reject paying the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agency to former employees. Bonded service can be a less costly alternative to the state unemployment insurance tax system since the rating is based on the employer's own experience. Certain national cost containment firms provide programs to assure that reimbursing employers discharge their unemployment compensation commitments. Service is differentiated through the technical support that is provided as well as recommendations concerning the customer's deductibles and retention rates. Ohio Indemnity bonds these firms for their program responsibilities.

We added our excess of loss unemployment insurance protection product in 1992 as our second unemployment insurance protection product. This product is provided to groups of not-for-profit entities under trust arrangements. It permits employers to declare reimbursing status to fulfill their unemployment insurance obligations, while also protecting their assets against higher than anticipated claims. Large not-for-profit organizations can obtain individual excess of loss coverage, which is individually underwritten. It also includes an attachment point specific to each employer's experience. For smaller, not-for-profit employers, this coverage can be obtained through participation in a trust with other small, not-for-profit organizations. Examples of value-added services of this approach include risk management of individual and aggregate stop loss, mandated surety bonds, a proprietary reserve account, professional claims management and personnel advisory services.

We also underwrite state mandated surety bonds, which are required by certain state departments of labor. These bonds are generally written as a companion to other unemployment protection products. During 2001, we assumed bail bond coverage in New Jersey.

American Legal Publishing Corporation

Municipal Code Publishing. ALPC publishes, supplements, and distributes codes of ordinances for municipalities throughout the United States. Certain states require municipalities and/or counties to have a code of ordinances. ALPC has developed and markets a "Basic Code of Ordinances" for smaller municipalities and counties. The "Basic Code of Ordinances" enables municipalities and counties to fulfill the state requirements and also realize economic benefits from having a code of ordinances. ALPC also provides information management services to more than 1,500 municipalities and counties nationwide as well as state governments. These information management services include electronic publishing, document imaging and internet hosting services.

In addition, ALPC provides codification services, including review of municipal ordinances, at the client's request, to determine if there are potential conflicts between state and federal laws, state and federal constitutions, and state and federal court decisions; review of specific ordinances of the client to make certain that they do not conflict with other ordinances or its charter, if one exists; and preparation of recommendations for clients concerning changes, additions or deletions to their ordinances.

Ultimate Services Agency, LLC.

Insurance Agency. In July 2002, we formed USA to act as an agency for placing property and casualty insurance policies offered and written by Ohio Indemnity and by other property and casualty insurance companies.

COMPETITION

The insurance business is highly competitive with approximately 3,000 property/casualty insurance companies in the United States. The majority of such property/casualty insurers are not engaged in the specialty lines of insurance which we underwrite. Some of our competitors offer more diversified insurance coverage and have greater financial resources than our company, and may offer lower premiums, more complete and complex product lines, greater pricing flexibility, different marketing techniques or better agent compensation. Management believes that one of our competitive advantages is specializing in limited insurance lines. This specialization allows us to refine our underwriting and claims techniques, which in turn, provides agents and insureds with superior service.

Insurers who have designed coverages for reimbursing employers with loss limitation features similar in concept to our unemployment insurance protection product provide indirect competition for our unemployment insurance protection products. We believe that our unemployment insurance protection products have cost savings and other features which enable the products to compete effectively against providers of loss limitation coverages.

Approximately 19 companies are engaged in the municipal code publishing business. Five of such companies operate on either a national or regional basis, with the remainder serving clients only within a relatively small geographic area. ALPC currently represents approximately 1,500 local governmental units in 40 states.

There can be no assurance that we will not face additional competition in our markets from new or existing competitors.

REINSURANCE

In the ordinary course of business, we assume and cede reinsurance with other insurers and reinsurers. Such arrangements serve to enhance our capacity to write business, provide greater diversification and limit our maximum loss arising from large risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would only reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers.

Our ceded reinsurance transactions are attributable to an ultimate loss insurance policy. We cede 100% of the aggregate losses arising under the insurance policy, provided we shall be responsible for aggregate losses in excess of 125% of the preceding 12 months earned premiums to a maximum aggregate limit of liability of $2 million. In addition, we assumed a 15% quota share participation in the gross liability of an insurer covering bail bond business. Premiums for reinsurance ceded and assumed by Ohio Indemnity in 2002 were 1% and 1% of earned premiums, respectively. Ceded reinsurance decreased commission expense by $132,344 in 2002.

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

We are subject to the Ohio Insurance Holding Company System Regulatory Act, as amended (the "Ohio Insurance Holding Company Act"), which requires that a 10-day notice of the proposed payment of any dividends or other distributions by Ohio Indemnity be given to the Ohio Superintendent of Insurance. If such dividends or distributions, together with any other dividends or distributions made within the preceding 12 months, exceed the greater of: (1) 10% of Ohio Indemnity's statutory surplus as of the immediately preceding December 31 or (2) the net income of Ohio Indemnity for the immediately preceding calendar year, a 30-day notice of the proposed dividend or distribution is required to be given to the Superintendent. The Superintendent may disapprove the dividend or distribution within the 10-day period following receipt of such notice.

Most states have insurance laws requiring that rate schedules and other information be filed with the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove of a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates vary by class of business, hazard assumed and size of risk, and are not necessarily uniform for all insurers. Many states have recently adopted laws which limit the ability of insurance companies to increase rates. To date, such limitations have not had a material impact on us, and we have no knowledge of any such limitations that may materially affect our future results of operations. However, there can be no assurance that such limitations will not have a material adverse affect on our results of operations in the future.

All insurance companies must file annual statements in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. On June 20, 1997, the Ohio Department of Insurance issued its triennial examination report on Ohio Indemnity for the three-year period ended December 31, 1996. In its report, the Ohio Department of Insurance reported that the financial statements set forth in the report reflected the financial condition of Ohio Indemnity. We are not aware of any recommendations by regulatory authorities which, if implemented, would have a material adverse effect on our liquidity, capital resources or results of operations. The Ohio Department of Insurance is currently conducting a financial examination for the period January 1, 1997 through September 30, 2002.

Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. As of December 31, 2002, we have securities with a fair value of approximately $4,412,092 deposited with eleven state insurance departments. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

Ohio Insurance Holding Company System Regulation

Pursuant to the Ohio Insurance Holding Company Act no person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Ohio Indemnity, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, under the Ohio Insurance Holding Company Act, certain material transactions involving Bancinsurance and Ohio Indemnity must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. The Superintendent may elect not to approve such transaction within such 30-day period if it does not meet the required standards. Transactions requiring approval by the Superintendent include sales, purchases, or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required under the Ohio Insurance Holding Company Act to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. We believe that we are in compliance with the Ohio Insurance Holding Company Act and the related regulations.

National Association of Insurance Commissioners

All states have adopted the financial reporting form of the National Association of Insurance Commissioners ("NAIC"), which form is typically referred to as the NAIC "annual statement." In addition, most states, including Ohio, generally defer to NAIC with respect to statutory accounting practices and procedures. In this regard, NAIC has a substantial degree of practical influence and is able to accomplish quasi-legislative initiatives through amendments to the NAIC annual statement and applicable statutory accounting practices and procedures. The State of Ohio requires that insurance companies domiciled in the State of Ohio prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual.

The NAIC applies a Risk Based Capital test to property/casualty insurers. Ohio also applies the NAIC Risk Based Capital test. The Risk Based Capital test serves as a benchmark of an insurance enterprise's solvency by establishing statutory surplus targets which will require certain Bancinsurance level or regulatory level actions. Based on our analysis, we believe that our total adjusted capital is in excess of all required action levels and that no corrective action will be necessary.

PENDING LEGISLATION

The insurance industry is under continuous review by state and federal legislatures and regulatory authorities. From time to time, various legislative and regulatory changes have been proposed in the insurance industry which could effect insurers and reinsurers. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and other possible restrictions on insurance transactions with unlicensed insurers. We cannot predict whether any of these proposals will be adopted, the form in which any of these proposals would be adopted or the impact, if any, adoption would have on us.

EMPLOYEES

As of February 21, 2003, we employed 63 full-time employees and one part-time employee. None of our employees are represented by a collective bargaining agreement, and we are not aware of any efforts to unionize our employees.

SERVICE MARKS

We have developed common law rights in its service mark, "ULTIMATE LOSS INSURANCE," which is registered in Ohio. We have developed common law rights for, "BI BANCINSURANCE CORPORATION" (stylized letters) in each state in which Bancinsurance has been operating. While these service marks are important to us, we do not consider a material part of our business to be dependent on any one of them.

Item 2.  Properties

As of February 21, 2003, we lease a total of approximately 18,056 square feet of office space in two locations. We lease 11,868 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2001 and expires on December 31, 2008. The lease provides for monthly rent of $13,230. ALPC leases 6,188 square feet in Cincinnati, Ohio pursuant to a lease that expires on July 31, 2004. The lease provides for monthly rent of $6,327, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.

Item 3.  Legal Proceedings

There are no material legal proceedings instituted, pending or, to the best of our knowledge, threatened against Bancinsurance, its subsidiaries or against any of their assets, interests or rights, or against any officer, director or employee of any of them that in any such case, if decided adversely, could reasonably be expected to have, individually or in the aggregate, a material adverse effect. Neither Bancinsurance nor any of its subsidiaries is a party to any order, judgment or decree which has had or could reasonably be expected to have a material adverse effect on Bancinsurance or such subsidiary.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Shares and Related Shareholder
         Matters

The information required by this item is included under the caption "Market Information," "Holders" and "Dividends" in our 2002 Annual Report and is incorporated herein by reference.

Item 6.  Selected Financial Data

The information required by this Item 6 is included under the caption "Selected Financial Data" in our 2002 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 7A is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report and is incorporated herein by reference.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2002 and 2001, and our consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years ended December 31, 2002, 2001 and 2000 and the notes to the financial statements, together with the independent auditors' report thereon, are included in our 2002 Annual Report and are incorporated herein by reference.

Our Financial Statement Schedules and the Independent Auditor's Consent and Report on the Financial Statement Schedules are included in Item 15 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants during each of the two fiscal years ended December 31, 2002 and 2001.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is included under the captions "Election of Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included under the captions "Election of Directors" and "Executive Compensation" in our Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table sets forth the number of our common shares issuable upon exercise of outstanding options under our equity compensation plans, the weighted-average exercise price of the outstanding options under our equity compensation plans and the number of our common shares remaining available for future issuance under our equity compensation plans, each as of December 31, 2002. Each of our equity compensation plans has been approved by our shareholders.

                                           (a)                        (b)                               (c)
                                                                                          Number of securities remaining
                                  Number of securities to      Weighted average            available for future issuance
                                  be issued upon exercise      exercise price of          under equity compensation plans
                                  of outstanding options,     outstanding options,       (excluding securities reported in
       Plan category                warrants and rights       warrants and rights                   column a)
       -------------              -----------------------     -------------------        ---------------------------------
Equity compensation plans
approved by shareholders.........         487,900                   $  4.73                         555,000

Equity compensation plans
not approved by shareholders.....            None                      None                            None
                                          -------                   -------                         -------

      Total......................         487,900                   $  4.73                         555,000
                                          =======                   =======                         =======

Other information required by this Item 12 is included under the caption "Principal Shareholders" in our Proxy Statement relating to the 2003 Annual Meeting of Shareholders and in the notes to the Consolidated Financial Statements in our 2002 Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

             (1)  Financial Statements

                  The following financial statements, which are included in our 2002 Annual Report, have been incorporated herein by reference as set forth in Item 8 of Part II of this report:

                  Consolidated Balance Sheets as of December 31, 2002 and 2001

                  Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

                  Notes to the Consolidated Financial Statements

                  Report of Independent Auditors

             (2)  Financial Statement Schedules

                  The following financial statement schedules are included in this Item 15 of Part IV of this report:

                           Schedule I  --    Summary of investments - other than
                                             investments in related parties

                           Schedule II --    Condensed financial information of
                                             Bancinsurance Corporation (Parent
                                             Company Only)

                           Independent Auditors' Consent (filed as Exhibit
                           23(a)).

                  All other schedules are omitted because of the absence of conditions under which they are required or the required information is given in the consolidated financial statements or notes thereto.

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

                  3(c) Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993)(for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

                  3(d) Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

                  4(a) Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

                  4(b) First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

                  4(c) Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

                  4(d) Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

                  4(e) Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

                  4(f) Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).

                  4(g)* Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association.

                  4(h)* Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress.

                  4(i)* Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association.

                  10(a) Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

                  10(b) Amended and Restated Unemployment Compensation Administration Agreement by and between Ohio Indemnity Company and The Gibbens Co., Inc. (reference is made to Exhibit 10(e) of Form 10-K/A for the fiscal year ended December 31, 1992 (file number 0-8738), which is incorporated herein by reference).

                  10(c)# Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

                  10(d)# Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

                  10(e)# Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

                  10(f)# Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

                  13(a)* Annual Report to Shareholders for the year ended December 31, 2002.

                  21*      Subsidiaries of the Registrant as of December 31,
                           2002

                  23(a)*   Consent of Ernst & Young LLP

                  99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
*        Filed with this Annual Report.

# Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         The Registrant filed a current report on Form 8-K dated
         December 4, 2002 reporting under "Item 9. Regulation FD
         Disclosure" that the Registrant issued a press release announcing that it raised $8,000,000 of capital through the issuance of floating rate trust preferred securities by BIC Statutory Trust I, a special purpose business trust subsidiary formed by the Registrant.

(c)      Exhibits

         See Item 15(a)(3).

(d)      Financial Statement Schedules

         See Item 15(a)(2).

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

 Schedule I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT IN RELATED PARTIES

                                          December 31, 2002
-----------------------------------------------------------------------------------------------------------
               Column A                              Column B             Column C              Column D
               --------                              --------             --------              --------
                                                                                            Amount at which
                                                                           Fair              shown in the
           Type of Investment                        Cost (1)              Value             balance sheet
-----------------------------------------------------------------------------------------------------------
Held to maturity:
   Fixed maturities:
      Governments                                  $  1,535,197         $  1,567,625          $  1,535,197
      States, territories and
         possessions                                  1,634,340            1,760,965             1,634,340
      Special revenue                                 1,318,212            1,363,313             1,318,212
                                                   ------------         ------------          ------------
                   Total held to maturity             4,487,749            4,691,903             4,487,749
                                                   ------------         ------------          ------------

Available for sale:
   Fixed maturities:
      Governments                                       503,603              504,063               504,063
      States, territories and
         possessions                                  2,789,559            2,946,860             2,946,860
      Special revenue                                12,236,738           12,426,727            12,426,727
      Industrial and miscellaneous                       27,500               35,000                35,000

   Equity securities:
      Nonredeemable preferred stocks:
         Public utilities                               250,000              250,000               250,000
         Banks, trust and insurance
            companies                                   625,004              667,300               667,300

      Common stocks:
         Public utilities                               310,153              355,290               355,290
         Banks, trust and insurance
            companies                                 1,078,400            1,391,109             1,391,109
         Industrial and miscellaneous                 3,787,486            4,539,951             4,539,951
                                                   ------------         ------------          ------------
                   Total available for sale          21,608,443           23,116,300            23,116,300
                                                   ------------         ------------          ------------
Short-term investments                               25,135,305           25,135,305            25,135,305
                                                   ------------         ------------          ------------

                   Total investments               $ 51,231,497         $ 52,943,508          $ 52,739,354
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

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                           December 31, 2002 and 2001

Assets                                                2002              2001
------                                            ------------      ------------
Cash (overdraft)                                  $    (29,100)     $     11,698

Investment in subsidiaries                          37,455,526        35,866,577

Other                                                2,840,549         3,255,350
                                                  ------------      ------------
                                                    40,266,975        39,133,625
                                                  ============      ============

Liabilities and Shareholders' Equity
Note payable to bank                                 2,100,000         5,600,000

Subordinated debenture                               8,248,000                 -

Other                                                1,017,137         2,141,716

Shareholders' equity                                28,901,838        31,391,909
                                                  ------------      ------------
                                                  $ 40,266,975      $ 39,133,625
                                                  ============      ============

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                  Years Ended December 31, 2002, 2001 and 2000

                                                        2002           2001           2000
                                                     -----------    -----------    -----------
Dividends from subsidiaries                          $ 1,290,000    $   630,000    $ 1,793,000
Other income                                             138,285         70,971         22,546
General and administrative expenses                   (1,350,538)      (874,719)      (718,968)
                                                     -----------    -----------    -----------

              Net income (loss) before tax benefit
                and equity in earnings of
                subsidiaries                              77,747       (173,748)     1,096,578

Income tax benefit                                       368,232        270,023        239,243
                                                     -----------    -----------    -----------

              Net income before equity in
                earnings of subsidiaries                 445,979         96,275      1,335,821

Equity in undistributed earnings of
   subsidiaries                                          443,634      2,978,915      2,582,536
                                                     -----------    -----------    -----------

Net income                                           $   889,613    $ 3,075,190    $ 3,918,357
                                                     ===========    ===========    ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2002, 2001 and 2000

                                                                         2002            2001            2000
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                        $    889,613    $  3,075,190    $  3,918,357
   Adjustments to reconcile net income to net cash from
       operating activities:
          Equity in undistributed net earnings of subsidiaries           (919,417)     (2,988,511)     (3,734,362)
          Net realized loss on disposal of furniture and equipment              -           6,014               -
          Deferred federal income tax benefit                             (83,752)        (36,150)         (7,105)
          Change in operating assets and liabilities:
                Notes receivable                                          212,071          41,000        (415,900)
                Loans to affiliates                                       (78,719)       (166,169)        (82,719)
                Accounts receivable from subsidiaries                     816,771        (905,352)      1,614,687
                Other assets                                             (402,965)       (130,419)         66,138
                Accounts payable to subsidiaries                       (1,088,615)        (95,888)      1,206,168
                Acquisition liabilities                                         -        (159,659)       (459,456)
                Other liabilities                                         (35,963)        788,301         107,545
                                                                     ------------    ------------    ------------
              Net cash provided by (used in) operating
                activities                                               (690,976)       (571,643)      2,213,353
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from note payable to bank                                  20,040,000      20,350,000      17,157,000
   Repayments of note payable to bank                                 (23,540,000)    (19,892,000)    (17,160,000)
   Cost of equity securities purchased                                          -        (475,180)       (174,000)
   Proceeds from stock options exercised                                    2,789               -          37,564
   Acquisition of treasury stock                                       (3,852,611)         (4,542)     (1,525,012)
   Issue junior subordinated debenture                                  8,000,000               -               -
                                                                     ------------    ------------    ------------
                  Net cash provided by (used in) financing
                activities                                                650,178         (21,722)     (1,664,448)
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash                                           (40,798)       (593,365)        548,905
                                                                     ------------    ------------    ------------
Cash at beginning of year                                                  11,698         605,063          56,158
                                                                     ------------    ------------    ------------

Cash (overdraft) at end of year                                      $    (29,100)   $     11,698    $    605,063
                                                                     ============    ============    ============

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                          $     69,768    $     12,514    $    228,331
                                                                     ------------    ------------    ------------
   Income taxes                                                      $  1,988,102    $    950,000    $  1,445,000
                                                                     ============    ============    ============

Supplemental schedule of non-cash investing activities:
   Common shares issued in purchase acquisition                      $          -    $      9,456    $    300,000
                                                                     ============    ============    ============

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Bancinsurance Corporation

Dated: March 25, 2003                        By   /s/ Si Sokol
                                                --------------------------------
                                                      Si Sokol
                                               Chairman of Board of Directors
                                                and Chief Executive Officer
                                               (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 25, 2003        /s/ Si Sokol                           Dated: March 25, 2003            /s/ John S. Sokol
                           --------------------------                                            --------------------------
                                 Si Sokol                                                                John S. Sokol
                           Chairman of Board of Directors                                           President and Director
                             and Chief Executive Officer
                             (Principal Executive Officer)

Dated: March 25, 2003        /s/ Kenton R. Bowen                    Dated: March 25, 2003            /s/ Daniel D. Harkins
                           --------------------------                                            --------------------------
                                 Kenton R. Bowen                                                         Daniel D. Harkins
                                    Director                                                                 Director

Dated: March 25, 2003        /s/ William S. Sheley                  Dated: March 25, 2003            /s/ Saul Sokol
                           --------------------------                                            --------------------------
                                 William S. Sheley                                                       Saul Sokol
                                    Director                                                              Director

Dated: March 25, 2003        /s/ Matthew D. Walter                  Dated: March 25, 2003            /s/ Sally J. Cress
                           --------------------------                                            --------------------------
                                 Matthew D. Walter                                                       Sally J. Cress
                                    Director                                                       Treasurer and Secretary
                                                                                                  (Principal Financial and
                                                                                                    Accounting Officer)

                                 CERTIFICATIONS

I, Si Sokol, certify that:

         1. I have reviewed this annual report on Form 10-K of Bancinsurance Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                                /s/ Si Sokol
                                        ----------------------------------------
                                                        Si Sokol
                                          Chairman and Chief Executive Officer
                                             (Principal Executive Officer)

I, Sally Cress, certify that:

         1. I have reviewed this annual report on Form 10-K of Bancinsurance Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                           /s/ Sally J. Cress
                                    --------------------------------------------
                                                   Sally J. Cress
                                              Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

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

     3(c) Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993)(for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

     3(d) Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

     4(a) Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

     4(b) First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

     4(c) Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

     4(d) Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

     4(e) Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

     4(f) Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).

     4(g)* Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association.

     4(h)* Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress.

     4(i)* Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association.

     10(a) Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to
                   Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

     10(b) Amended and Restated Unemployment Compensation Administration Agreement by and between Ohio Indemnity Company and The Gibbens Co., Inc. (reference is made to Exhibit 10(e) of Form 10-K/A for the fiscal year ended December 31, 1992 (file number 0-8738), which is incorporated herein by reference).

     10(c) Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

     10(d) Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

     10(e) Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to
                   Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

     10(f) Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

     13(a)*        Annual Report to Shareholders for the year ended December 31,
                   2002

     21*           Subsidiaries of the Registrant as of December 31, 2002

     23(a)*        Consent of Ernst & Young LLP

     99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------
*      Filed with this Annual Report.