Form 10-Q
period 2003-03-31
BANCINSURANCE CORP
filed 2003-05-13
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    -----------------------

Commission file number                               0-8738
                       --------------------------------------------------------


                           BANCINSURANCE CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                   31-0790882
-------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

250 East Broad Street, Columbus, Ohio                         43215
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code             (614) 228-2800
                                                               --------------


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                         YES [ ]     NO [X]

The number of outstanding Common Shares of the registrant as of April 30, 2003 was 4,950,291.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page No.

PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of
                 March 31, 2003 (unaudited) and December 31, 2002............................................  3

         Consolidated Statements of Income (Loss) for the
                 three months ended March 31, 2003 and 2002 (unaudited)......................................  5

         Consolidated Statements of Comprehensive Income (Loss) for the
                 three months ended March 31, 2003 and 2002 (unaudited)......................................  6

         Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2003 and 2002 (unaudited)......................................  7

         Notes to Consolidated Financial Statements (unaudited)..............................................  9

   Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................................... 12

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk................................................................................. 22

   Item 4. Controls and Procedures........................................................................... 22

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

   Item 2. Changes in Securities and Use of Proceeds..........................................    Not Applicable

   Item 3. Defaults Upon Senior Securities....................................................    Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders ...............................    Not Applicable

   Item 5. Other Information..................................................................    Not Applicable

   Item 6. Exhibits and Reports on Form 8-K.................................................................. 22

   Signatures................................................................................................ 23

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                       March 31,         December 31,
Assets                                                                                    2003              2002
                                                                                      -----------        -----------
                                                                                      (Unaudited)          (Note 2)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,685,703 in 2003 and $4,691,903 in 2002) ...........................       $ 4,483,818        $ 4,487,749

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $20,277,225 in 2003 and $15,557,400 in 2002) .........................        20,548,192         15,912,650

       Equity securities, at fair value (cost $13,013,747
         in 2003 and $6,051,043 in 2002) ......................................        13,800,993          7,203,650

     Short-term investments, at cost which
       approximates fair value ................................................        16,233,509         25,135,305
                                                                                      -----------        -----------

              Total investments ...............................................        55,066,512         52,739,354
                                                                                      -----------        -----------


Cash ..........................................................................         2,169,061          4,306,007
Premiums receivable ...........................................................         7,012,648          5,910,719
Accounts receivable, net of allowance for doubtful accounts ...................           733,281            844,059
Reinsurance receivable ........................................................         1,300,972            283,417
Prepaid reinsurance premiums ..................................................         5,434,522          1,228,632
Deferred policy acquisition costs .............................................         4,020,623          2,653,826
Estimated earnings in excess of billings on uncompleted codification contracts.           233,163            224,837
Loans to affiliates ...........................................................           693,674            685,856
Prepaid federal income taxes ..................................................           240,234            295,235
Excess of investment over net assets of subsidiaries, net .....................           753,737            753,737
Intangible asset, net .........................................................           975,936            994,566
Accrued investment income .....................................................           445,961            328,751
Other assets ..................................................................         1,201,777          1,206,208
                                                                                      -----------        -----------
              Total assets ....................................................       $80,282,101        $72,455,204
                                                                                      ===========        ===========


                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued


                                                                                         March 31,          December 31,
Liabilities and Shareholders' Equity                                                       2003                  2002
                                                                                       ------------         ------------
                                                                                         (Unaudited)            (Note 2)

Reserve for unpaid losses and loss adjustment expenses ........................        $  7,484,979         $  7,559,503
Unearned premiums .............................................................          18,163,688           10,304,769
Experience rating adjustments payable .........................................           6,338,460            4,764,329
Retrospective premium adjustments payable .....................................           1,085,174            3,951,898
Funds held under reinsurance treaties .........................................           2,637,450            1,513,297
Contract funds on deposit .....................................................             793,817            1,317,663
Note payable ..................................................................           3,066,835            2,166,355
Taxes, licenses, and fees payable .............................................             507,058              297,418
Deferred federal income taxes .................................................             282,679               82,027
Commissions payable ...........................................................           1,455,536            1,990,436
Billings in excess of estimated earnings on uncompleted codification contracts               90,169               93,894
Other .........................................................................             967,181            1,511,777
                                                                                       ------------         ------------

              Total liabilities ...............................................          42,873,026           35,553,366
                                                                                       ------------         ------------

Minority interest in consolidated subsidiary:
     Redeemable preferred securities of subsidiary trust ......................           8,000,000            8,000,000
                                                                                       ------------         ------------

Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference Shares without par value; authorized 100,000
          shares; no shares issued or outstanding .............................                   -                    -
       Class B Serial Preference Shares without par value; authorized 98,646
          shares; no shares issued or outstanding .............................                   -                    -
     Common Shares without par value; authorized 20,000,000 shares;
         6,170,341 shares issued at March 31, 2003 and December 31, 2002,
         4,950,291 shares outstanding at March 31, 2003 and 5,000,291 shares
         outstanding at December 31, 2002 .....................................           1,794,141            1,794,141
     Additional paid-in capital ...............................................           1,337,138            1,337,138
     Accumulated other comprehensive income ...................................             698,421              995,186
     Retained earnings ........................................................          31,458,517           30,429,515
                                                                                       ------------         ------------
                                                                                         35,288,217           34,555,980
     Less:  Treasury shares, at cost (1,220,050 at March 31, 2003 and 1,170,050
         at December 31, 2002 common shares) ..................................          (5,879,142)          (5,654,142)
                                                                                       ------------         ------------

              Total shareholders' equity ......................................          29,409,075           28,901,838
                                                                                       ------------         ------------

              Total liabilities and shareholders' equity ......................        $ 80,282,101         $ 72,455,204
                                                                                       ============         ============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                    Consolidated Statements of Income (Loss)
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                     2003                  2002
                                                                                                ------------         ------------
Income:
     Premiums earned ...................................................................        $ 12,694,234         $  9,068,619
         Premiums ceded ................................................................          (1,533,258)             (81,159)
                                                                                                ------------         ------------
     Net premiums earned ...............................................................          11,160,976            8,987,460

     Investment income .................................................................             372,794              314,898
     Net realized gain (loss) on investments ...........................................             234,035              (93,719)
     Codification and subscription fees ................................................             879,716              748,361
     Management fees ...................................................................             128,116              321,513
     Commission fees ...................................................................                 709                1,406
     Other income ......................................................................              14,180              144,389
                                                                                                ------------         ------------
            Total revenue ..............................................................          12,790,526           10,424,308
                                                                                                ------------         ------------

Losses and operating expenses:
     Losses and loss adjustment expenses ...............................................           7,334,912            6,420,906
     Reinsurance recoveries ............................................................          (1,196,002)             (39,966)
     Experience rating adjustments .....................................................           1,574,131             (364,234)
     Commission expense ................................................................           1,391,250            1,458,060
     Other insurance operating expenses ................................................           1,235,188              854,125
     Codification and subscription expenses ............................................             730,224              574,070
     General and administrative expenses ...............................................             173,456               77,042
     Interest expense ..................................................................               1,878                4,633
                                                                                                ------------         ------------
            Total expenses .............................................................          11,245,037            8,984,636
                                                                                                ------------         ------------

            Income before federal income taxes, provision for trust preferred securities
              dividends and cumulative effect of change in accounting principle ........           1,545,489            1,439,672

Federal income tax expense .............................................................             408,532              419,188
                                                                                                ------------         ------------

            Income before provision for trust preferred securities dividends and
              cumulative effect of change in accounting principle ......................           1,136,957            1,020,484

Preferred dividends in minority interest in consolidated subsidiary - redeemable
     preferred securities of subsidiary trust ..........................................             107,954                    -
                                                                                                ------------         ------------

            Income before cumulative effect of change in accounting principle ..........           1,029,003            1,020,484

Cumulative effect of change in accounting
     principle .........................................................................                   -           (1,481,858)
                                                                                                ------------         ------------

            Net income (loss) ..........................................................        $  1,029,003         $   (461,374)
                                                                                                ============         ============

Basic net income (loss) per share:
     Before cumulative effect of change in accounting principle ........................        $        .20         $        .18
     Cumulative effect of change in accounting principle ...............................                   -                 (.26)
                                                                                                ------------         ------------
     Basic net income (loss) per share .................................................        $        .20         $       (.08)
                                                                                                ============         ============

Dilutive net income (loss) per share:
     Before cumulative effect of change in accounting principle ........................        $        .20         $        .17
     Cumulative effect of change in accounting principle ...............................                   -                 (.25)
                                                                                                ------------         ------------
     Diluted net income (loss) per share ...............................................        $        .20         $       (.08)
                                                                                                ============         ============

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)



                                                                  Three Months Ended
                                                                      March 31,
                                                                2003               2002
                                                            -----------         ---------

Net income (loss) ..................................        $ 1,029,003         $(461,374)

Other comprehensive income:
     Unrealized holding gains (losses) on securities
     arising during period, net of tax
     and reclassification adjustment ...............           (296,765)          123,312
                                                            -----------         ---------

Comprehensive income (loss) ........................        $   732,238         $(338,062)
                                                            ===========         =========






See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                2003                2002
                                                                                           ------------         -----------
Cash flows from operating activities:

     Net income (loss) ............................................................        $  1,029,003         $  (461,374)
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net realized (gain) loss on investments ..................................            (234,035)             93,719
         Net realized loss on goodwill impairment .................................                   -           1,481,858
         Depreciation and amortization ............................................              67,535              92,161
         Deferred federal income tax expense ......................................             353,531              49,755
         Change in operating assets and liabilities:
            Premiums receivable ...................................................          (1,101,929)             21,558
            Accounts and reinsurance receivable, net ..............................          (5,112,667)            (39,563)
            Deferred policy acquisition costs .....................................          (1,366,797)           (763,508)
            Other assets ..........................................................             (73,922)            (95,574)
            Reserve for unpaid losses and loss adjustment expenses ................             (74,524)         (1,042,572)
            Unearned premiums .....................................................           7,858,919           2,961,739
            Experience rating adjustments payable .................................           1,574,131            (364,234)
            Retrospective premium adjustments payable .............................          (2,866,724)         (3,339,890)
            Funds held under reinsurance treaties .................................           1,124,153              95,652
            Contract funds on deposit .............................................            (523,846)           (393,867)
            Other liabilities .....................................................            (873,101)           (350,430)
                                                                                           ------------         -----------
              Net cash used in operating activities ...............................            (220,273)         (2,054,570)
                                                                                           ------------         -----------

Cash flows from investing activities:
     Proceeds from held to maturity: fixed maturities due to redemption or maturity                   -             152,000
     Proceeds from available for sale: fixed maturities sold, redeemed and matured            1,585,750             664,250
     Proceeds from equity securities sold .........................................           5,279,079           5,299,277
     Cost of investments purchased:
         Available for sale fixed maturities ......................................          (6,329,592)         (1,366,970)
         Equity securities ........................................................         (12,009,356)         (5,124,335)
     Net change in short-term investments .........................................           8,901,796            (324,534)
     Purchase of furniture, equipment and leasehold improvements ..................             (19,350)            (19,131)
                                                                                           ------------         -----------
              Net cash used in investing activities ...............................          (2,591,673)           (719,443)
                                                                                           ------------         -----------

Cash flows from financing activities:
     Proceeds from note payable to bank ...........................................           3,000,000           4,990,000
     Repayments from note payable to bank .........................................          (2,100,000)         (5,600,000)
     Acquisition of treasury shares ...............................................            (225,000)                  -
                                                                                           ------------         -----------
              Net cash provided by (used in) financing activities .................             675,000            (610,000)
                                                                                           ------------         -----------




See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                          --------------------------------
                                                              2003                 2002
                                                          -----------         ------------

Net decrease in cash .............................         (2,136,946)          (3,384,013)
                                                          -----------         ------------
Cash at December 31 ..............................          4,306,007           19,547,132
                                                          -----------         ------------
Cash at March 31 .................................        $ 2,169,061         $ 16,163,119
                                                          ===========         ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ....................................        $       856         $     12,631
                                                          ===========         ============
     Income taxes ................................        $         -         $    110,000
                                                          ===========         ============












See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. We prepared the Consolidated Balance Sheet as of March 31, 2003, the Consolidated Statements of Income (Loss) for the three months ended March 31, 2003 and 2002, the Consolidated Statements of Comprehensive Income
     (Loss) for the three months ended March 31, 2003 and 2002, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 without an audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

     We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that you read these unaudited Consolidated Financial Statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results of operations for the full year.

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

     As an initial step in the SFAS 142 implementation process, we assigned goodwill and intangibles to our property/casualty insurance, insurance agency and municipal code publishing business units. Following such assignment, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

     Based on our impairment testing, a net after-tax impairment charge of $1,481,858 was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was associated with the August 1999 acquisition of Paul Boardway and Associates, Inc.

     We dissolved Paul Boardway and Associates, Inc. in 2002. As a result, the remaining goodwill of $179,000 was recorded as a pre-tax impairment charge to income in 2002.

Intangible assets as of March 31, 2003 and December 31, 2002 were as follows:


                                             As of March 31, 2003                              As of December 31, 2002
                                 --------------------------------------------        --------------------------------------------
                                                 Accumulated                                          Accumulated
                                    Cost         Amortization           Net             Cost          Amortization          Net
                                 ----------      ------------        --------        ----------       ------------       --------
Amortization Intangibles:
     Databases                   $1,008,773        $(115,172)        $893,601        $1,008,773        $(102,562)        $906,211
     Noncompete agreement           120,394          (38,059)          82,335           120,394          (32,039)          88,355
                                 ----------        ---------         --------        ----------        ---------         --------

Total intangible assets          $1,129,167        $(153,231)        $975,936        $1,129,167        $(134,601)        $994,566
                                 ==========        =========         ========        ==========        =========         ========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Amortization expense related to amortizable intangible assets was $22,379 for the first quarter of 2003 and $25,491 for the first quarter of 2002. The estimated amortization expense of intangible assets for the next five years ending December 31 is as follows:

                                    2003                      $  74,518
                                    2004                         74,518
                                    2005                         74,518
                                    2006                         66,518
                                    2007                         50,477

4.   Supplemental Disclosure For Earnings (Loss) Per Share:

                                                              Three Months Ended
                                                                  March 31,
                                                           2003               2002
                                                        ----------        -----------

     Net income (loss) .............................    $1,029,003        $  (461,374)
                                                        ----------        -----------

     Weighted average common shares outstanding ....     4,996,402          5,770,185
     Adjustments for dilutive securities:
         Dilutive effect of outstanding options ....        44,731             72,925
                                                        ----------        -----------
     Diluted common shares .........................     5,041,133          5,843,110
                                                        ==========        ===========

     Basic and diluted earnings (loss) per share ...    $      .20        $      (.08)
                                                        ==========        ===========

5. On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares originally approved. The repurchase program expires on December 31, 2003. Through March 31, 2003, we repurchased 699,224 common shares at an average price per share of $5.00 under this program. Repurchases were funded by cash flows from operations.

6. We have three reportable business segments: property/casualty insurance, insurance agency and municipal code publishing. The following provides financial information regarding our reportable segments. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

                                                                               March 31, 2003
                                      ----------------------------------------------------------------------------------------------
                                                                                Municipal
                                          Property/Casualty    Insurance           Code                All             Consolidated
                                              Insurance          Agency         Publishing            Other               Totals
                                      ----------------------------------------------------------------------------------------------

     Revenues from external customers ...    $11,715,365        $    709        $  879,716        $      5,853         $12,601,643
     Intersegment revenues ..............          1,470         137,955                 -             140,503             279,928
     Interest revenue ...................        353,114               3                 -             115,694             468,811
     Interest expense ...................            264               -               534               1,080               1,878
     Depreciation and amortization ......         29,557               -            24,749              13,229              67,535
     Segment profit .....................      1,445,494         104,856           148,959             126,108           1,825,417
     Income tax expense (benefit) .......        405,721          35,557            55,705             (88,451)            408,532
     Segment assets .....................     74,764,979         416,403         2,188,798          11,620,208          88,990,888

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                                                                               March 31, 2002
                                      ----------------------------------------------------------------------------------------------
                                                                                   Municipal
                                          Property/Casualty      Insurance            Code                All          Consolidated
                                              Insurance           Agency           Publishing           Other             Totals
                                      ----------------------------------------------------------------------------------------------

     Revenues from external customers ...    $ 9,340,567        $   16,708        $  848,361        $     2,955         $10,208,591
     Intersegment revenues ..............          1,470            84,306                 -             27,810             113,586
     Interest revenue ...................        321,331                43                 -              7,929             329,303
     Interest expense ...................          1,870                 -             1,581              1,182               4,633
     Depreciation and amortization ......         44,449            14,000            24,193              9,519              92,161
     Segment profit .....................      1,163,435            26,508           272,710             90,605           1,553,258
     Income tax expense (benefit) .......        320,043             9,013            97,024             (6,892)            419,188
     Segment assets .....................     56,249,344         1,137,400         1,962,188          4,139,672          63,488,604


                                                                            March 31,            March 31,
                                                                              2003                 2002
                                                                          ------------         ------------
     Revenue
     Total revenues for reportable segments                               $ 12,601,643         $ 10,208,591
     Interest revenue                                                          468,811              329,303
     Elimination of intersegment revenues                                     (279,928)            (113,586)
                                                                          ------------         ------------
     Total consolidated revenues                                          $ 12,790,526         $ 10,424,308
                                                                          ============         ============

     Profit
     Total profit for reportable segments                                 $  1,699,309         $  1,462,653
     Other profit                                                              126,108               90,605
     Elimination of intersegment profits                                      (279,928)
                                                                                               ------------
                                                                                                   (113,586)
     Income before income taxes, provision for preferred dividends
       and cumulative effect of change in accounting principle            $  1,545,489         $  1,439,672
                                                                          ============         ============

     Assets
     Total assets for reportable segments                                 $ 77,370,680         $ 59,348,932
     Other assets                                                           11,620,208            4,139,672
     Elimination of intersegment receivables                                (8,708,787)          (2,086,313)
                                                                          ------------         ------------
     Consolidated assets                                                  $ 80,282,101         $ 61,402,291
                                                                          ============         ============

7. We have three equity plans which provide for granting options to certain employees and directors of the Company. We account for compensation expense related to such transactions using the "intrinsic value" based method under the provisions of the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the "fair value" based method of accounting for stock-based compensation and to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The fair value of the first quarter 2003 option grants (no options were granted in the first quarter of 2002) were estimated on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                                                                 -------------------------
                                                                                    For the three months
                                                                                      ended March 31,
                                                                                            2003
                                                                                 -------------------------

     Fair value of options granted..............................................           $ 4.73
     Expected volatility........................................................            28.20%
     Risk free interest rate....................................................             3.26%
     Expected life (in years)...................................................                6

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

As we account for stock options using the "intrinsic value" method, no compensation cost has been recognized in net income for the stock option plans. Had we accounted for all stock-based employee compensation under the "fair value" method (SFAS No. 123), our first quarter 2003 net income and earnings per share would have been reduced as follows:

                                                                                  -------------------
                                                                                   Three months ended
                                                                                        March 31,
                                                                                           2003
                                                                                  -------------------

Net income, as reported.........................................................      $   1,029,003
Deduct: Total stock-based employee
     compensation expense determined
     under "fair value" based method for
     all awards, net of related tax effects.....................................                711
                                                                                      -------------
Pro forma net income............................................................      $   1,028,292
                                                                                      =============

Compensation expense in the pro forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancinsurance is a specialty property insurance holding company. We have three primary business segments: property/casualty insurance, municipal code publishing and insurance agency.

Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"), is a specialty property insurance company. Our principal sources of revenue are premiums paid by insureds for insurance policies written by Ohio Indemnity. Ohio Indemnity is licensed in 47 states and the District of Columbia and for surplus lines in Texas. As such, Ohio Indemnity is subject to the regulations of the Department of Insurance of the State of Ohio (the "Department") and the regulations of each state in which it operates. The majority of Ohio Indemnity's premiums are derived from two distinct lines of business: (1) products designed for automobile lenders/dealers and (2) unemployment insurance protection products.

Our automobile lender/dealer group offers three types of products. First, ultimate loss insurance, a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. An ultimate loss insurance policy is generally written to cover a lender's complete portfolio of collateralized personal property loans, typically automobiles. Second, creditor placed insurance, is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender's automobile loan portfolio, creditor placed insurance covers a lender's portfolio through tracking individual borrower insurance. Third, our guaranteed auto protection insurance ("GAP") pays the difference or gap between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The GAP product is sold to automobile dealers, lenders and lessors who then sell coverage directly to the borrower at the time of purchasing or leasing an automobile.

We offer three unemployment insurance protection products. These include bonded service, excess of loss and mandated bonds. Our unemployment insurance protection products are utilized by not-for-profit entities which elect not to pay the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agency to former employees. Certain national cost containment firms provide programs to assure that reimbursing employers discharge their unemployment compensation commitments. Ohio Indemnity bonds these firms for their program responsibilities. Ohio Indemnity also provides excess of loss coverage to groups of not-for-profit entities under trust arrangements. We also underwrite state mandated surety bonds required by certain state departments of labor. This coverage is normally written as a companion to our other unemployment insurance protection products and may be necessary for an employer to obtain reimbursing status. In addition, we entered into an assumed reinsurance agreement for a 15% participation, with other insurers assuming the remaining exposure. The contract insures a bail bond company against losses arising from the nonperformance of bail requirements.

Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation ("ALPC"), codifies, publishes and distributes ordinances for over 1,500 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC, an Ohio limited liability company ("USA"). We formed USA to act as an agency for placing property and casualty insurance policies offered and underwritten by Ohio Indemnity and by other property and casualty insurance companies. In the fourth quarter of the 2002 fiscal year, we dissolved our wholly-owned subsidiary, Paul Boardway and Associates, Inc., which previously acted as a property/casualty insurance agency.

SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:



                                                          ----------------------------------------
                                                            PERIOD TO PERIOD INCREASE (DECREASE)
                                                                THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------------------

                                                                           2002-2003
                                                          ----------------------------------------
                                                                   AMOUNT             %CHANGE
                                                          -------------------      ---------------
     Premiums written ..................................        $ 3,408,741            39.9%
     Net premiums earned ...............................          2,173,516            24.2%
     Investment income .................................             57,896            18.4%
     Net realized gain (loss) on investments ...........            327,754           349.7%
     Total revenue .....................................          2,366,218            22.7%
     Loss and loss adjustment expenses,
      net of reinsurance recoveries ....................           (242,030)           (3.8)%
     Operating expenses ................................          2,505,186            96.4%
     Interest expense ..................................             (2,755)          (59.5)%
     Operating income ..................................            105,817             7.4%
     Cumulative effect of change in accounting principle         (1,481,858)          100.0%
     Net income ........................................          1,490,377           323.0%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects the loss, expense and combined ratios of Ohio Indemnity on both a statutory and GAAP basis for the three months ended March 31:


                                                                                           2003           2002
                                                                                          ----------------------
    Statutory:
      Loss ratio..................................................................          64.0%         68.2%
      Expense ratio...............................................................          34.5%         36.7%
                                                                                          ------        ------
      Combined ratio..............................................................          98.5%        104.9%
                                                                                          ======        ======

    GAAP:
      Loss ratio..................................................................          55.0%         71.0%
      Expense ratio...............................................................          36.2%         23.5%
                                                                                          ------        ------
      Combined ratio..............................................................          91.2%         94.5%
                                                                                          ======        ======

RESULTS OF OPERATIONS

MARCH 31, 2003 AS COMPARED TO MARCH 31, 2002

Premiums. Premiums written increased 39.9% to $11,947,280 in the first quarter of 2003 from $8,538,539 in the first quarter of 2002. Net premiums earned increased 24.2% to $11,160,976 in the first quarter of 2003 from $8,987,460 in 2002. We attribute these increases in premiums written and net premiums earned primarily to growth in our lender/dealer business.

Premiums written related to our ultimate loss and creditor placed insurance products increased 35.3% to $6,896,464 in the first quarter of 2003 from $5,098,225 in the first quarter of 2002, including $1,082,802 for creditor placed insurance which was introduced in the fourth quarter of 2002. Net premiums earned for these products increased 18.4% to $9,362,969 in the first quarter of 2003 from $7,905,473 in the first quarter of 2002. We attribute these increases primarily to growth in creditor placed insurance premiums.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


Premiums written related to GAP insurance products increased 209.8% to $1,312,494 in the first quarter of 2003 from $423,623 in the first quarter of 2002. We attribute this growth in premiums written primarily to an existing financial institution customer purchasing $783,323 of GAP coverage in the first quarter of 2003. Net premiums earned increased 198.9% to $443,125 in the first quarter of 2003 from $148,235 in the first quarter of 2002. This increase has been largely driven by growth in GAP business over the last eighteen months. Management believes these increases are due to its establishing a competitive position in the GAP market.

Premiums written related to our unemployment insurance protection and bail bond products increased 23.9% to $3,738,322 in the first quarter of 2003 from $3,016,691 in the first quarter of 2002. Net premiums earned increased 45.1% to $1,354,882 in the first quarter of 2003 from $933,752 in the first quarter of 2002. We attribute this increase in premiums written and net premiums earned primarily to increases in premiums on existing policies.

Investment Income. Our $55,066,512 investment portfolio is allocated among fixed income securities, equity securities and short-term investments. Investment income increased 18.4% to $372,794 in the first quarter of 2003 from $314,898 in the first quarter of 2002. An increase in invested assets contributed to this increase. Our investment income for the first quarter of 2003 was impacted by lower interest rates and investment yields. The effective duration of our portfolio at March 31, 2003 was 5.4 years. During the first quarter of 2003, we recorded realized gains on investment sales of $234,035 compared with realized losses on investment sales of $93,719 during the first quarter of 2002. The securities sold during the first quarter of 2003 were sold to either recognize the gain available, to dispose of the security because of our opportunity to invest in securities with greater potential return considering capital preservation or to reposition the tax-exempt fixed maturity position of our Company. We seek to invest in investment grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. We have the ability and intent to hold our held to maturity fixed income securities to maturity or the put date. As a result, we carry held to maturity fixed income securities at amortized costs. With respect to the equity portion of our portfolio, we regularly evaluate factors that may impact the national economy as well as the outlook for corporate profits. There were no impairment charges included in net realized gains for the three months ended March 31, 2003 or included in net realized losses for the three months ended March 31, 2002.

Codification and subscription fees. Codification and subscription fees generated by ALPC accounted for $879,716 of our revenues in the first quarter of 2003 and $748,361 of our revenues in the first quarter of 2002. New state, city and municipal customers were added since the first quarter of 2002 which benefited codification contract and subscription revenues.

Management Fees. We have an agreement with a cost containment service firm to control the unemployment compensation costs of certain non-profit employers. Pursuant to this agreement, we have issued a surety bond insuring the payment of certain reimbursable unemployment compensation benefits on behalf of the employers enrolled in this program. We hold certain monies allocated toward the payment of these benefits. Together with the cost containment service firm, we share any residual resulting from the development of benefits to be paid from the contract funds held on deposit. We record management fees in the period the residual is shared with the cost containment service firm. Our management fees decreased 60.2% to $128,116 in the first quarter of 2003 from $321,513 in the first quarter of 2002. We attribute this decrease primarily to less favorable unemployment claims experience. We expect management fees to vary from period to period depending on unemployment levels and claims experience.

Other Income. Other income decreased 90.2% to $14,180 in the first quarter of 2003 from $144,389 in the first quarter of 2002. The decrease was primarily the result of releasing a $100,000 reserve during the first quarter of 2002, related to the dismissal of a dispute with an unaffiliated party.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and loss adjustment expenses, net of reinsurance recoveries, remained relatively constant at $6,138,910 in the first quarter of 2003 and $6,380,940 in the first quarter of 2002. Losses and loss adjustment expenses incurred with respect to our ultimate loss and creditor placed insurance products decreased 15.3% to $5,252,278 in the first quarter of 2003 from $6,202,317 in the first quarter of 2002. We attribute this decrease primarily to a 14.2% decrease in paid losses and loss adjustment expenses to $6,057,946 in the first quarter of 2003 from $7,057,492 in the first quarter of 2002. Losses and loss adjustment expenses incurred with respect to our GAP products increased 145.1% to $430,553 in the first quarter of 2003 from $175,653. This increase was primarily associated with higher claims severity experience. Losses and loss adjustment expense incurred with respect to our unemployment insurance protection products increased 15,260.2% to $456,079 in the first quarter of 2003 from $2,970 in the first quarter of 2002. We attribute these increases to increased benefit payments associated with rising unemployment insurance obligations in addition to reserve strengthening. Loss and loss adjustment reserves for future claims were increased due to persistent weakness in the national economy. For more information concerning losses and loss adjustment expenses, see "Losses and Loss Adjustment Expense Reserves" below.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Operating Expenses. Our operating expenses consist of experience rating adjustments, commission expense, other insurance operating expenses, codification and subscription expenses and general and administrative expenses. Experience rating adjustments increased 532.2% to $1,574,731 in the first quarter of 2003 from $(364,234) in the first quarter of 2002. We attribute these increases primarily to more favorable loss development in our ultimate loss insurance product line. Experience rating adjustments are calculated and adjusted from period to period based on policy experience to date and premium growth. In general, experience rating adjustments increase as loss and loss adjustment expenses decrease. We anticipate that experience rating adjustments may fluctuate in future years based upon this calculation. Commission expense decreased 4.6% to $1,391,250 in the first quarter of 2003 from $1,458,060 in the first quarter of 2002 due to ceding commissions associated with our creditor placed insurance product. Other insurance operating expenses increased 44.6% to $1,235,188 in the first quarter of 2003. We attribute these increases to higher salaries and related benefits and premium taxes. Codification and subscription expenses incurred by ALPC increased 27.2% to $730,224 in the first quarter of 2003 from $474,670 in the first quarter of 2002, which increase was consistent with growth in codification and subscription revenues. Increases in general and administrative expenses were primarily the result of increases in salaries and related benefits and consulting.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, we no longer amortize goodwill and intangibles which have indefinite lives. SFAS 142 requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually based on the fair value of the related reporting unit. We will perform our annual impairment assessment in the fourth quarter on an on-going basis.

As an initial step in the SFAS 142 implementation process, we assigned goodwill and intangibles to our property/casualty insurance, insurance agency and municipal code publishing business segments. Following such assignment, the fair value of each business segment was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

Based on our impairment testing, a net after-tax impairment charge of $1,481,858 was recognized as a cumulative effect of the change in accounting principle in the first quarter of 2002. The impairment charge was associated with the August 1999 acquisition of Paul Boardway and Associates, Inc.

We dissolved Paul Boardway and Associates, Inc. in the fourth quarter of 2002. As a result, the remaining goodwill of $179,000 was recorded as a pre-tax impairment charge to income in 2002.

Amortization expense related to definite-lived intangible assets was $22,379 and $25,491 during the first quarter of 2003 and 2002, respectively.

Interest expense. Interest expense decreased 59.5% to $1,878 for the first quarter of 2003 from $4,633 in the first quarter of 2002 due to lower borrowing levels on the Company's revolving credit line.

Federal Income Taxes. In the first quarter of 2003, we had income (before taxes and cumulative effect of change in accounting principle) of $1,437,535 and recorded a provision of $408,532 for income taxes, as compared to income (before taxes) of $1,439,672 and a provision for income taxes of $419,188 in the first quarter of 2002. The effective consolidated income tax rate was 28.4% and 29.1% in the first quarter of 2003 and 2002, respectively.

Preferred Dividends. In December 2002, we organized BIC Statutory Trust I ("BIC Trust"), a special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in a private placement offering. BIC Trust was formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in subordinated notes of the Company. BIC Trust distributes the interest it receives on the subordinated debt securities to the holder of the trust preferred to fulfill its dividend obligations. The floating rate trust preferred capital securities pay interest quarterly at a rate equal to three month LIBOR plus four hundred basis points (5.34% at March 31, 2003). Dividends on redeemable trust preferred capital securities are charged to income as they accrue.

GAAP Combined Ratio. Ohio Indemnity underwrites the Company's specialty insurance products. Our combined ratio improved to 91.2% for the first quarter of 2003 from 94.5% for the same period last year. The loss ratio declined to 55.0% for the first quarter of 2003 versus 71.0% for the first quarter of 2002 primarily due to lower paid losses and loss adjustment expenses. This decrease was partially offset by reserve strengthening in anticipation of higher losses in future quarters as a result of prolonged weakness in the national economy and recent automobile credit experience of Ohio Indemnity's customers. The expense ratio rose to 36.2% for the first quarter of 2003 from 23.5% a year ago, primarily due to the $1,938,365 increase in experience rating adjustments expense, which fluctuates based on policy experience to date and premium growth.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. The short-term cash needs of our property/casualty business primarily consist of paying losses and loss adjustment expenses and day-to-day operating expenses. Those needs are met through cash receipts from operations, which consist primarily of insurance premiums collected and investment income. Our investment portfolio is also a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from these underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.

Cash flows used in operating activities totaled $220,273 in the first quarter of 2003 compared to $2,054,570 in the first quarter of 2002. The increase in 2003 (as compared with 2002) was primarily the result of two factors. First, written premiums of $11,947,280 were 39.9% higher than in the first quarter of 2002. Second, paid losses and loss adjustment expenses of $7,230,989 were 2.8% lower than the first quarter of 2002.

We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments through the end of 2003. Because of the nature of the risks we insure, losses and loss adjustment expenses emanating from the insurance policies that we issue are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe that we can estimate our cash needs to meet our losses and expenses through the end of 2003.

Our investment portfolio is allocated among investment-grade fixed income securities, equity securities and short-term investments with fixed income securities constituting the largest allocation. Cash and short-term investments at March 31, 2003 amounted to $18,402,570 or 32.2% of our total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on our balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity or put date. Available for sale fixed income securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. We earned net investment income of $606,829 and $221,179 during the first quarter of 2003 and 2002, respectively. The 174.4% increase was primarily due to realized gains on investments sold.

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

As of March 31, 2003, we have a $13,000,000 unsecured revolving line of credit with a maturity date of June 30, 2006 with an outstanding balance of $3,000,000. The revolving line of credit provides for interest payable quarterly at an annual rate equal to 0.75% less than the prime rate. Under the terms of the revolving credit agreement, we will not permit our consolidated shareholders equity to be less than $20,000,000 and Ohio Indemnity's ratio of net premiums written to policyholders surplus to exceed 3.0:1.

We do not anticipate receiving any cash dividends from Ohio Indemnity in 2003. As of March 31, 2003, we have sufficient capital resources available at the parent company to fund interest payments, distributions on trust preferred securities and other administrative expenses. Dividends from Ohio Indemnity and our line of credit provide us with additional liquidity that could be used for short-term cash if cash from operations and investments is not sufficient.

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds written in connection with our unemployment insurance protection products. Our financial statements include reserves for losses on these products for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $459,000 and $888,000 at March 31, 2003 and December 31, 2002, respectively.

Under applicable insurance statutes and regulations, Ohio Indemnity is required to maintain prescribed amounts of capital and surplus as well as statutory deposits with the appropriate insurance authorities. Ohio Indemnity is in compliance with all applicable statutory capital and surplus requirements. Ohio Indemnity's investments consist only of permitted investments under Ohio insurance laws.

ALPC derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating expenses. USA derives its funds principally from commission fees which are currently sufficient to meet its operating expenses.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

On December 4, 2002, our Connecticut special purpose business trust subsidiary, BIC Statutory Trust I ("BIC Trust"), sold $8 million of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust was formed for the sole purpose of issuing these securities. BIC Trust contributed the proceeds from the issuance of the floating rate trust preferred securities to Bancinsurance who in turn issued junior subordinated debentures with the same terms and conditions. We have used the proceeds for general corporate purposes. We have fully and unconditionally guaranteed BIC Trust's obligations with respect to the floating rate trust preferred capital securities.

DISCLOSURE ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how we manage those exposures as of March 31, 2003. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of March 31, 2003 was $55,066,512, 45.5% of which is invested in fixed income securities, 25.1% in equity securities and 29.5% in short-term investments. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed income securities as well as fixed-rate short-term investments. We have no foreign currency exchange risk or direct commodity risk.

For fixed income securities, our short-term liquidity needs and the potential liquidity needs of our business are key factors in managing our portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions.

With respect to our investment portfolio, during the quarter ended March 31, 2003, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2002. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods.

TRENDS
The Company's results of operations have historically varied from quarter to quarter principally because of fluctuations in underwriting results, and we expect this trend to continue. The majority of our revenues are dependent on the demand for our customers' automobile financing programs. [Increased automobile sales cause increased demand for automobile financing and our products.] An increase in automobile lending, driven by continued aggressive financing offers by some of our customers, helped lender/dealer premium growth during the first quarter of 2003. Automobile loan volume in the second quarter of 2003 may be impacted by tighter credit as financial institutions seek to limit higher losses due to an increased number of defaults and repossessions. We anticipate that as financing incentives are phased-out and the economic downturn continues, consumer spending on automobiles may decline and, therefore, automobile lending may also decrease during the second quarter of 2003. In addition, ALPC's municipal code publishing fees may decline due to state and local government budget reductions associated with current economic conditions. We are uncertain how long the current economic downturn will continue and when a sustained recovery may occur. Any further decline in general economic conditions would likely result in reduced revenues. With the continued downturn in the economy, continued corporate downsizing and high consumer debt, financial institutions are seeing a rise in delinquency dollars. As loan defaults, bankruptcies and automobile repossessions continue to increase in frequency and benefit charges associated with rising unemployment insurance protection obligations increase, we anticipate an increase in losses and loss adjustment experience in the second quarter of 2003. Our outlook for the remainder of 2003 remains cautious.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


The risks and uncertainties that may affect the operations, performance, development and results of our business, include the following: changes in property and casualty reserves; premium and investment growth; product pricing environment; availability of credit; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; acts of war and terrorist activities; rating agency actions; competition; adverse state and federal legislation and regulation, including limitations on premium levels, and increases in prescribed amounts of capital and surplus; price inflation for items such as replacement parts and repair labor; litigation and administrative proceedings; ability to achieve targeted expense savings; ability to achieve premium targets and profitability goals; and general economic conditions.

INFLATION
We do not consider the impact of inflation to be material in the analysis of our overall operations.

INSURANCE REGULATORY MATTERS
The NAIC has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. The risk based capital measurement formula has been enacted into the Ohio Revised Code. This formula calculates a minimum required statutory net worth based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet the applicable risk-based capital measurement threshold could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on our analysis, our statutory net worth is in excess of the applicable thresholds and no corrective action is necessary.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate our critical accounting policies, assumptions and estimates, including those related to insurance revenue and expense recognition, asset impairment, loss reserves and valuation and impairment of intangible assets such as goodwill. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

OTHER THAN TEMPORARY IMPAIRMENT OF DEBT AND EQUITY SECURITIES
We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders' equity. If we believe the decline in any investment is "other than temporarily impaired," we write down the carrying value of the investment and record a realized loss on our consolidated statement of income. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.

The following table summarizes the total pretax gross unrealized loss recorded in our shareholder's equity at March 31, 2003 and 2002, respectively, by invested asset class.

                                                                                  -----------------------------
                                                                                       2003            2002
                                                                                  -----------------------------

     Fixed maturities:
       Obligations of states and political subdivisions.........................  $     132,394   $     264,555
       Corporate securities.....................................................           -             38,395

     Equity securities:
       Public utilities.........................................................           -             43,499
       Banks, trusts and insurance companies....................................           -             43,607
       Industrial and miscellaneous.............................................        426,944         482,616
                                                                                  -------------   -------------
                                                                                  $     559,338   $     872,672
                                                                                  =============   =============

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

At March 31, 2003, we did not own any material non-investment grade securities. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return. Aside from interest rate risk, we do not believe a material risk, relative to earnings or liquidity, is inherent in holding investment grade securities.

Our equity portfolio does not include any material, non-publicly traded securities.

The following table summarizes, for all securities in an unrealized loss position at March 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.





                                                                                         --------------------------------
                                                                                                                GROSS
                                                                                             FAIR             UNREALIZED
                                                                                             VALUE               LOSS
                                                                                         --------------------------------
    Fixed maturities:
         0-6 months..................................................................    $  4,894,702       $      93,500
         7-12 months.................................................................         487,643              15,390
         Greater than 12 months......................................................       1,929,385              23,504
                                                                                         ------------       -------------

               Total.................................................................       7,311,730             132,394
                                                                                         ------------       -------------

    Equities:
         0-6 months..................................................................         966,784             225,508
         7-12 months.................................................................         410,643             116,376
         Greater than 12 months......................................................         303,678              85,060
                                                                                         ------------       -------------

               Total.................................................................       1,681,105             426,944
                                                                                         ------------       -------------

               Total.................................................................    $  8,992,835       $     559,338
                                                                                         ============       =============

We believe we have the ability to hold debt securities with unrealized losses at March 31, 2003 for a period of time sufficient to allow for a recovery in market value.

The following table presents information regarding our fixed maturity investments, by remaining period to maturity date, that were in an unrealized loss position at March 31, 2003.

                                                                                      -------------------------------------
                                                                                        AMORTIZED              ESTIMATED
                                                                                           COST               FAIR VALUE
                                                                                      -------------------------------------

    Remaining period to maturity date:
       One year or less......................................................         $     414,283          $      414,072
       Over one year but less than five years................................               282,786                 281,243
       Over five years but less than ten years...............................             1,432,148               1,422,442
       Over ten years........................................................             5,314,907               5,193,972
                                                                                      -------------          --------------
         Total                                                                        $   7,444,124          $    7,311,729
                                                                                      =============          ==============

The following discussion summarizes our process of reviewing our investments for possible impairment.

Fixed Maturities. On a monthly basis, we review our fixed maturities for impairment. We consider the following factors when evaluating potential impairment:

     - The degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates);

     - The degree to which an issuer is current or in arrears in making principle and interest payments on the debt securities in question;

     - The issuer's current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;

     - The independent auditors' report on the issuer's recent financial statements;

     - Buy/hold/sell recommendations of outside investment advisors and analysts;

     - Relevant rating history, analysis and guidance provided by rating agencies and analysts; and

     - Our ability and intent to hold the security for a period of time sufficient to allow for recovery in the market value.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Equities. On a monthly basis, we review our equity investments for impairment. We consider the following factors when evaluating potential impairment:

     - Whether the decline appears to be related to general market or industry conditions or is issuer-specific;

     - The relationship of market prices per share to book value per share at date of acquisition and date of evaluation;

     - Our ability and intent to hold the security for a period of time sufficient to allow for recovery in the market value;

     - The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer's operations;

     -    The recent income or loss of the issuer;

     - The independent auditor's report on the issuer's recent financial statements;

     -    Buy/hold/sell recommendations of investment advisors and analysts; and

     -    Rating agency announcements.

The monthly valuation procedures described above are in addition to our ongoing responsibility to continually monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs. There were no impairment charges included in net realized gains and net realized losses for the three months ended March 31, 2003 and 2002, respectively.

Included in net realized gain on investments of $234,035 during the first quarter of 2003, were aggregate losses of $10,065 on $495,250 in sales of fixed maturity securities. We realized losses of $10,694 in the first quarter of 2003 on $173,096 in sales of equity securities. The majority of our securities sold were above market value in the six months preceding sale. Although we had the ability to continue holding these investments, our intent to hold them changed in 2003 due primarily to decisions to modify our asset allocation and duration within the portfolio to lessen exposure to particular credit industry or tax considerations. None of these securities were sold out of necessity to raise cash.

The size of our investment portfolio provides us with flexibility in determining which individual investments should be sold to achieve our primary investment goals of assuring our ability to meet our commitments to policyholders and other creditors and maximizing our investment returns. In order to meet the objective of maintaining a flexible portfolio that can achieve these goals, our equity and a majority of our fixed maturity investments are classified as available-for-sale. We continually evaluate these securities, and our purchases and sales of investments are based on our cash requirements, the characteristics of our insurance liabilities and current market conditions. At the time we determine an other than temporary impairment in the value of a particular investment has occurred, we consider the current facts and circumstances and make a decision to either record a writedown in the carrying value of the security or sell the security; in either case, recognizing a realized loss.

LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES
Our projection of ultimate loss and loss adjustment expense ("LAE") reserves are estimates of future events, the outcomes of which are unknown to us at the time the projection is made. Considerable uncertainty and variability are inherent in the estimation of loss reserves. As a result, it is possible that actual experience may be materially different than the estimates reported. As such, we cannot guarantee that future experience will be as expected or recorded by us.

In establishing our March 31, 2003 reserves, we tested our data for reasonableness, such as ensuring there are no case outstanding reserves on closed claims, and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data.

Our estimates of ultimate loss are based on historical loss development experience. In using this historical information, we assume that past loss development is predictive of future development. The majority of our losses are short-tail in nature and adjustments to reserve amounts occur quickly.

Our estimates allow for changes in claims and underwriting expectations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. However, we do not anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from causes not currently recognized in our historical data. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, actual emergence of losses could deviate from amounts recorded by us.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

We conduct a reserve study using historical loss and loss adjustment expenses by product line or coverage within product line. We compute a range of reasonable estimates as well as a select estimate of indicated reserves. The indicated range includes estimates of expected losses and loss adjustment expenses given the information currently available to us.

Our indicated reserve range for loss and LAE is $5.2 million to $6.5 million. As our March 31, 2003 gross reserve of $6.1 million falls within this range, we believe it is a reasonable provision for our unpaid loss and LAE obligations as of March 31, 2003.

Our reserves reflect anticipated salvage and subrogation, included as a reduction to loss reserves in the amount of $39,000. We record reserves on an undiscounted basis. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity. We do not provide coverage that could reasonably be expected to produce material levels of exposure to claims-made extended reporting options.

We prepared our analysis based on each category of our business. The first is ultimate loss collateral protection provided to banks on automobile loans. Ultimate loss insurance coverage is provided in two forms. One is standard coverage and the other is aggregate limit coverage in which the policy runs at a maximum loss ratio. The second is GAP coverage. Third is unemployment insurance protection coverage to cover the unemployment exposure on non-profit organizations.

Our premiums written in the first quarter of 2003 are summarized in the following table:

                          Category      Written Premium
                          --------      ---------------
                          Direct         $ 17,660,195
                          Assumed              26,233
                          Ceded            (5,739,148)
                                         ------------
                                         $ 11,947,280

We prepared our estimates of the gross and net loss and allocated LAE (expenses that can be specifically assigned to a particular claim) liabilities using loss development triangles for each of our principal insurance products:

     -    Ultimate Loss Insurance - non-aggregate limit

     -    Ultimate Loss Insurance - aggregate limit

     -    GAP

     -    Unemployment Insurance Protection

Our reserve for these independently estimated principal insurance products comprise the majority of our total recorded loss and allocated LAE reserves as of March 31, 2003 on a gross and net of reinsurance basis. We prepared independent estimates for unallocated LAE reserves (expenses associated with adjusting and recording policy claims, other than those included in allocated
LAE).

Annual accident year loss development triangles were used to estimate ultimate loss and allocated LAE for the ultimate loss non-aggregate limit policies, GAP and unemployment insurance protection policies. Our data for the ultimate loss aggregate limit policies consisted of premium and loss data and maximum loss ratio by insured bank. This data was used to determine the required reserve under the maximum loss ratio.

Historical "age-to-age" loss development factors ("LDF") were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age LDFs based on these historical factors. We used the selected factors to project the ultimate losses.

We prepared our estimate of unallocated LAE reserves using the relationship of calendar year unallocated LAE payments to calendar year loss payments. Our selected unallocated LAE factor of 3% was selected judgmentally based on a review of historical unallocated LAE-to-loss payments from 1998 to 2002. The incurred but not reported ("IBNR") reserve is then split into IBNR on known claims and IBNR on claims yet to be reported (pure IBNR). This is based on our assumption that all of the unemployment insurance protection reserve is pure IBNR and the vendors single interest and GAP policies will have a one week lag in claim reporting. The unallocated LAE factor is applied to 50% of pure IBNR reserves and 50% of the remaining reserves on the premise that half of our unallocated LAE costs are incurred when the claim is reported and the other half when the claim is closed.

INSURANCE REVENUE AND EXPENSE RECOGNITION
Premiums for property and casualty related coverages, net of premium ceded to reinsurers, are recognized as income over the policy period in proportion to the risk assumed. Policy acquisition costs, primarily commission expenses and premium taxes, are capitalized and expensed over the terms of the related policies on the same basis as the related premiums are earned. Selling and administrative expenses that are not primarily related to premiums written are expensed as incurred.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


CODIFICATION AND SUBSCRIPTION REVENUE AND EXPENSE RECOGNITION
Revenue from municipal code contracts is recognized on the percentage-of-completion method; completion is measured based on the percentage of direct labor costs incurred to date compared to estimated direct labor costs for each contract. While we use available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Under this method, the costs incurred and the related revenues are included in the statements of operations as work progresses. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. If a revised estimate indicates a loss, such loss is provided for in its entirety. The amount by which revenues are earned in advance of contractual collection dates is an unbilled receivable and the amount by which contractual billings exceed earned revenues is unrealized revenue which is carried as a liability.

STOCK OPTIONS
We account for compensation expense for stock options under the "intrinsic value" based method in accordance with the provisions of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock option plans.

INTANGIBLE ASSETS (GOODWILL)
As required by Statement of Financial Accounting Standards (SFAS) No. 142, we ceased amortizing goodwill effective January 1, 2002. Based on the impairment test required by SFAS No. 142 that we conducted in the quarter ended March 31, 2002, a non-recurring charge of $1,481,858 after-tax was taken against income and is reported as cumulative effect of change in accounting principle in the income statement. As of March 31, 2003, our remaining goodwill balance was $753,737.

SPECIAL PURPOSE VEHICLES OR OFF BALANCE SHEET BUSINESS ARRANGEMENTS
We do not utilize any special purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, we hold no fair value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk".


Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  A Form 8-K, dated March 5, 2003 was filed by the Company on March 6, 2003 to report the issuance of a press release by the Company announcing results of operations for the fiscal year ended December 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BANCINSURANCE CORPORATION
                                   -------------------------
                                               (Registrant)





Date:   May 13, 2003         By:                /s/Si Sokol
     -------------------           --------------------------------------------
                                                 Si Sokol
                                       Chairman and Chief Executive Officer
                                          (Principal Executive Officer)





Date:   May 13, 2003         By:                /s/Sally Cress
     -------------------           --------------------------------------------
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



Date:    May 13, 2003                         /s/ Si Sokol
        ---------------         ------------------------------------------------
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



Date:    May 13, 2003                         /s/ Sally J. Cress
         ---------------         -----------------------------------------------
                                                  Sally J. Cress
                                            Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)