Form 10-Q
period 2003-06-30
BANCINSURANCE CORP
filed 2003-08-12
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ---------------------

Commission file number                               0-8738
                       --------------------------------------------------------


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

The number of outstanding Common Shares of the registrant as of July 31, 2003 was 4,920,081.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------

PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 2003
                  (unaudited) and December 31, 2002..........................................................  3

         Consolidated Statements of Income for the three months
                 and six months ended June 30, 2003 and 2002 (unaudited).....................................  5

         Consolidated Statements of Comprehensive Income for the
                 three months and six months ended June 30, 2003 and 2002 (unaudited)........................  6

         Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2003 and 2002 (unaudited).........................................  7

         Notes to Consolidated Financial Statements (unaudited)..............................................  9

   Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................................... 12

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk................................................................................. 23

   Item 4. Controls and Procedures........................................................................... 23

PART II - OTHER INFORMATION AND SIGNATURES

   Item 1. Legal Proceedings..................................................................    Not Applicable

   Item 2. Changes in Securities and Use of Proceeds..........................................    Not Applicable

   Item 3. Defaults Upon Senior Securities....................................................    Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders .............................................. 24

   Item 5. Other Information..................................................................    Not Applicable

   Item 6. Exhibits and Reports on Form 8-K.................................................................. 24

   Signatures................................................................................................ 25

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                          June 30,             December 31,
Assets                                                                                      2003                   2002
------                                                                                 --------------        ---------------
                                                                                         (Unaudited)            (Note 2)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $4,812,235 in 2003 and $4,691,903 in 2002).................................   $    4,564,177        $     4,487,749

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $20,650,147 in 2003 and $15,557,400 in 2002)...............................       20,969,858             15,912,650

       Common stock, at fair value (cost $5,547,209
         in 2003 and $5,176,040 in 2002)............................................        7,295,524              6,286,350

       Preferred stock, at fair value (cost $7,625,003
         in 2003 and $875,003 in 2002)..............................................        7,733,451                917,300

     Short-term investments, at cost which
       approximates fair value......................................................       23,054,314             25,135,305
                                                                                       --------------        ---------------

              Total investments.....................................................       63,617,324             52,739,354
                                                                                       --------------        ---------------


Cash ...............................................................................        2,532,072             4,306,007
Premiums receivable.................................................................        8,905,685              5,910,719
Accounts receivable, net of allowance for doubtful accounts.........................          561,839                844,059
Reinsurance receivable..............................................................        1,296,031                283,417
Prepaid reinsurance premiums........................................................        6,171,649              1,228,632
Deferred policy acquisition costs...................................................        4,835,217              2,653,826
Estimated earnings in excess of billings on uncompleted codification contracts......          236,697                224,837
Loans to affiliates.................................................................          772,490                685,856
Prepaid federal income taxes........................................................             -                   295,235
Excess of investment over net assets of subsidiaries, net...........................          753,737                753,737
Intangible asset, net...............................................................          957,307                994,566
Accrued investment income...........................................................          443,384                328,751
Other assets........................................................................        1,122,102              1,206,208
                                                                                       --------------        ---------------
              Total assets..........................................................   $   92,205,534        $    72,455,204
                                                                                       ==============        ===============







                                                                     (Continued)

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                           June 30,            December 31,
Liabilities and Shareholders' Equity                                                         2003                  2002
------------------------------------                                                    -------------         -------------
                                                                                         (Unaudited)            (Note 2)

Reserve for unpaid losses and loss adjustment expenses..............................    $   9,443,461         $   7,559,503
Unearned premiums...................................................................       21,342,797            10,304,769
Experience rating adjustments payable...............................................        6,920,670             4,764,329
Retrospective premium adjustments payable...........................................        2,555,173             3,951,898
Funds held under reinsurance treaties...............................................        2,637,657             1,513,297
Contract funds on deposit...........................................................        2,028,134             1,317,663
Note payable........................................................................        2,952,315             2,166,355
Taxes, licenses, and fees payable...................................................          780,452               297,418
Federal income taxes payable........................................................          197,834                  -
Deferred federal income taxes.......................................................          701,616                82,027
Commissions payable.................................................................        2,242,249             1,990,436
Billings in excess of estimated earnings on uncompleted codification contracts......           95,383                93,894
Other...............................................................................        1,161,053             1,511,777
                                                                                        -------------         -------------

              Total liabilities.....................................................       53,058,794            35,553,366
                                                                                        -------------         -------------

Minority interest in consolidated subsidiary:
     Redeemable preferred securities of subsidiary trust............................        8,000,000             8,000,000
                                                                                        -------------         -------------

Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference Shares without par value; authorized 100,000
          shares; no shares issued or outstanding...................................             -                     -
       Class B Serial Preference Shares without par value; authorized 98,646
          shares; no shares issued or outstanding...................................             -                     -
     Common Shares without par value; authorized 20,000,000 shares;
         6,170,341 shares issued at June 30, 2003 and December 31, 2002,
         4,920,081 shares outstanding at June 30, 2003 and 5,000,291 shares
         outstanding at December 31, 2002...........................................        1,794,141             1,794,141
     Additional paid-in capital.....................................................        1,337,138             1,337,138
     Accumulated other comprehensive income.........................................        1,436,473               995,186
     Retained earnings..............................................................       32,604,645            30,429,515
                                                                                        -------------         -------------
                                                                                           37,172,397            34,555,980
     Less:  Treasury shares, at cost (1,250,260 at June 30, 2003 and 1,170,050
         at December 31, 2002 common shares)........................................       (6,025,657)            (5,654,142)
                                                                                        -------------         -------------

              Total shareholders' equity............................................       31,146,740            28,901,838
                                                                                        -------------         -------------

              Total liabilities and shareholders' equity............................    $  92,205,534         $  72,455,204
                                                                                        =============         =============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30,                          June 30,
Income:                                                                 2003             2002             2003             2002
                                                                    ------------     ------------     ------------     ------------
   Premiums earned .............................................    $ 19,169,063     $ 10,396,182     $ 31,863,297     $ 19,464,801
      Premiums ceded ...........................................      (4,073,273)        (298,956)      (5,606,531)        (380,115)
                                                                    ------------     ------------     ------------     ------------
   Net premiums earned .........................................      15,095,790       10,097,226       26,256,766       19,084,686

   Net investment income .......................................         432,203          332,231          804,997          648,751
   Net realized gain (loss) on investments .....................         233,025          (55,966)         467,060         (149,685)
   Codification and subscription fees ..........................         876,960          766,348        1,756,676        1,514,709
   Management fees .............................................          71,307          138,353          199,423          459,866
   Commission fees .............................................             936            5,321            1,645            6,727
   Other income ................................................          41,024           17,019           55,204          161,408
                                                                    ------------     ------------     ------------     ------------
         Total revenue .........................................      16,751,245       11,300,532       29,541,771       21,726,462
                                                                    ------------     ------------     ------------     ------------

Losses and operating expenses:
   Losses and loss adjustment expenses .........................      10,948,049        5,696,982       18,282,961       12,117,888
   Reinsurance recoveries ......................................      (1,153,142)        (134,530)      (2,349,144)        (174,496)
   Experience rating adjustments ...............................         582,210          578,821        2,156,341          214,587
   Commission expense ..........................................       1,934,038        1,826,242        3,325,288        3,284,302
   Other insurance operating expenses ..........................       1,458,237          897,779        2,693,425        1,753,526
   Codification and subscription expenses ......................         895,759          634,846        1,625,983        1,208,916
   General and administrative expenses .........................         353,811          433,141          527,267          510,183
   Interest expense ............................................           1,732           35,230            3,610           39,863
                                                                    ------------     ------------     ------------     ------------
         Total expenses ........................................      15,020,694        9,968,511       26,265,731       18,954,769
                                                                    ------------     ------------     ------------     ------------

         Income before federal income taxes, provision for
         trust preferred securities dividends and cumulative
         effect of change in accounting principle ..............       1,730,551        1,332,021        3,276,040        2,771,693

Federal income tax expense .....................................         476,796          381,070          885,328          800,258
                                                                    ------------     ------------     ------------     ------------

         Income before provision for trust preferred
         securities dividends and cumulative effect of
         change in accounting principle ........................       1,253,755          950,951        2,390,712        1,971,435

Preferred dividends in minority interest in consolidated
   subsidiary - redeemable preferred securities of
   subsidiary trust ............................................         107,627                -          215,581                -
                                                                    ------------     ------------     ------------     ------------

         Income before cumulative effect of change in
         accounting principle ..................................       1,146,128          950,951        2,175,131        1,971,435

Cumulative effect of change in accounting principle ............               -                -                -       (1,481,858)
                                                                    ------------     ------------     ------------     ------------

         Net income ............................................    $  1,146,128     $    950,951     $  2,175,131     $    489,577
                                                                    ============     ============     ============     ============

Basic net income per share:
   Before cumulative effect of change in accounting
     principle .................................................    $        .23     $        .17     $        .43     $        .35
   Cumulative effect of change in accounting principle .........               -                -                -             (.26)
                                                                    ------------     ------------     ------------     ------------
   Basic net income per share ..................................    $        .23     $        .17     $        .43     $        .09
                                                                    ============     ============     ============     ============

Diluted net income per share:
   Before cumulative effect of change in accounting
     principle .................................................    $        .23     $        .17     $        .43     $        .34
   Cumulative effect of change in accounting principle .........               -                -                -             (.25)
                                                                    ------------     ------------     ------------     ------------
   Diluted net income per share ................................    $        .23     $        .17     $        .43     $        .09
                                                                    ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                     Three Months Ended                  Six Months Ended
                                                                           June 30,                          June 30,
                                                                    2003             2002               2003            2002
                                                                 ----------       ----------        ----------       ----------

Net income ................................................      $1,146,128       $  950,951        $2,175,131       $  489,577

Other comprehensive income:
     Unrealized holding gains (losses) on securities
     arising during period, net of tax and
     reclassification adjustment ..........................         738,053         (104,525)          441,288           18,787
                                                                 ----------       ----------        ----------       ----------

Comprehensive income ......................................      $1,884,181       $  846,426        $2,616,419       $  508,364
                                                                 ==========       ==========        ==========       ==========





See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                                June 30,
Cash flows from operating activities:                                                                   2003                2002
                                                                                                    ------------       ------------
   Net income ................................................................................      $  2,175,131       $    489,577
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized (gain) loss on investments ................................................          (467,060)           149,685
      Net realized loss on goodwill impairment ...............................................                 -          1,481,858
      Depreciation and amortization ..........................................................           186,686            158,902
      Deferred federal income tax expense ....................................................           392,259            143,016
      Change in operating assets and liabilities:
         Premiums receivable .................................................................        (2,994,966)           679,525
         Accounts and reinsurance receivable, net ............................................        (5,673,411)          (369,156)
         Deferred policy acquisition costs ...................................................        (2,181,391)          (893,384)
         Other assets ........................................................................           166,214             27,853
         Reserve for unpaid losses and loss adjustment expenses ..............................         1,883,958         (1,634,584)
         Unearned premiums ...................................................................        11,038,028          3,579,456
         Experience rating adjustments payable ...............................................         2,156,341            214,588
         Retrospective premium adjustments payable ...........................................        (1,396,725)        (2,383,371)
         Funds held under reinsurance treaties ...............................................         1,124,360            310,172
         Contract funds on deposit ...........................................................           710,471           (458,925)
         Other liabilities ...................................................................           569,406         (1,078,196)
                                                                                                    ------------       ------------
           Net cash provided by operating activities .........................................         7,689,301            417,016
                                                                                                    ------------       ------------

Cash flows from investing activities:
   Proceeds from held to maturity: fixed maturities due to redemption or maturity ............         1,100,000            850,400
   Proceeds from available for sale: fixed maturities sold, redeemed or matured ..............         4,751,480          2,223,813
   Proceeds from equity securities sold ......................................................        10,164,502         10,382,269
   Cost of investments purchased:
      Held to maturity: fixed maturities .....................................................        (1,185,607)          (902,131)
      Available for sale: fixed maturities ...................................................        (9,894,749)        (2,609,055)
      Equity securities ......................................................................       (16,828,768)       (10,124,723)
   Net change in short-term investments ......................................................         2,080,991           (429,170)
   Purchase of furniture, equipment and leasehold improvements ...............................           (79,570)
                                                                                                    ------------       ------------
                                                                                                                            (86,467)
           Net cash used in investing activities .............................................        (9,891,721)          (695,064)
                                                                                                    ------------       ------------

Cash flows from financing activities:
   Proceeds from note payable to bank ........................................................         5,900,000         12,590,000
   Repayments of note payable to bank ........................................................        (5,100,000)       (10,590,000)
   Acquisition of treasury shares ............................................................          (371,515)        (2,800,105)
                                                                                                    ------------       ------------
            Net cash provided by (used in) financing activities ..............................           428,485           (800,105)
                                                                                                    ------------       ------------


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                     2003                 2002
                                                                                                  ------------         ------------

Net decrease in cash .....................................................................          (1,773,935)          (1,078,153)
                                                                                                  ------------         ------------
Cash at December 31 ......................................................................           4,306,007           19,547,132
                                                                                                  ------------         ------------
Cash at June 30 ..........................................................................        $  2,532,072         $ 18,468,979
                                                                                                  ============         ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ............................................................................        $    225,148         $     35,291
                                                                                                  ============         ============
     Income taxes ........................................................................          $        -         $    860,000
                                                                                                  ============         ============



See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. We prepared the Consolidated Balance Sheet as of June 30, 2003, the Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2003 and 2002, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made.

     We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that your read these unaudited Consolidated Financial Statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results of operations for the full year.

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


Intangible assets as of June 30, 2003 and December 31, 2002 were as follows:

                                                         As of June 30, 2003                         As of December 31, 2002
                                               ---------------------------------------        ------------------------------------
                                                            Accumulated                                   Accumulated
                                                  Cost      Amortization        Net             Cost      Amortization     Net
                                               -----------  ------------    ----------        ----------  ------------   ---------

Amortization Intangibles:
     Databases                                 $ 1,008,773   $  (127,781)   $  880,992       $ 1,008,773   $ (102,562)   $  906,211
     Noncompete agreement                          120,394       (44,079)       76,315           120,394      (32,039)       88,355
                                               -----------   -----------    ----------       -----------   ----------    ----------

Total intangible assets                        $ 1,129,167   $  (171,860)   $  957,307       $ 1,129,167   $ (134,601)   $  994,566
                                               ===========   ===========    ==========       ===========   ==========    ==========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Amortization expense related to amortizable intangible assets was $18,629 and $37,259 for the three and six months ended June 30, 2003, respectively, and $17,491 and $42,982 for the three and six months ended June 30, 2002, respectively. The estimated amortization expense of intangible assets for the next six fiscal years ending December 31 is as follows:


                         2003                      $  74,518
                         2004                         74,518
                         2005                         74,518
                         2006                         66,518
                         2007                         50,477


4.   Supplemental Disclosure For Earnings Per Share:

                                                       Three Months Ended                         Six Months Ended
                                                             June 30,                                 June 30,
                                               -----------------------------------      -------------------------------------
                                                   2003                    2002             2003                     2002
                                               -------------          ------------      ------------            ------------

     Net income.............................   $   1,146,128          $    950,951     $   2,175,131           $     489,577
                                               -------------          ------------     -------------           -------------

     Weighted average common shares
         outstanding........................       4,931,486             5,530,177         4,963,765               5,649,518
     Adjustments for dilutive securities:
         Dilutive effect of outstanding
         options............................          60,638               187,303            50,248                 113,982
                                               -------------          ------------     -------------           -------------
     Diluted common shares..................       4,992,124             5,717,480         5,014,013               5,763,500
                                               =============          ============     =============           =============

     Basic and diluted earnings per
         share..............................   $         .23          $        .17     $         .43           $         .09
                                               =============          ============     =============           =============

5. On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares previously approved. The repurchase program expires on December 31, 2003. Through June 30, 2003, we repurchased 699,434 common shares at an average price per share of $5.00 under this program. Repurchases were funded by cash flows from operations.

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


                                                                                JUNE 30, 2003
                                      ----------------------------------------------------------------------------------------------
                                                                                  Municipal
                                      Property/Casualty       Insurance             Code                All            Consolidated
                                          Insurance            Agency             Publishing           Other              Totals
                                      ----------------------------------------------------------------------------------------------
     Revenues from external customers    $27,200,665            $  1,645     $     1,756,676      $     1,288          $ 28,960,274
     Intersegment revenues...........          2,940             184,832               -              279,613               467,385
     Interest revenue................        808,676                   6               -              240,200             1,048,882
     Interest expense................            354                -                  1,041            2,215                 3,610
     Depreciation and amortization...         69,859                -                 46,200           70,627               186,686
     Segment profit (loss)...........      3,509,866             119,864             129,652          (15,957)            3,743,425
     Income tax expense (benefit)....        998,952              40,554              52,953         (207,131)              885,328
     Segment assets..................     86,957,683             445,003           2,183,508       11,756,019           101,342,213

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES



                                                                                June 30, 2002
                                      ----------------------------------------------------------------------------------------------

                                                                                  Municipal
                                      Property/Casualty       Insurance             Code                All            Consolidated
                                          Insurance            Agency             Publishing           Other              Totals
                                      ----------------------------------------------------------------------------------------------
     Revenues from external customers.  $ 19,858,021        $      6,727         $ 1,514,709       $    1,323          $ 21,380,780
     Intersegment revenues............         2,940             139,681               -               55,620               198,241
     Interest revenue.................       623,462                  88               -               11,473               635,023
     Interest expense.................        15,225                -                  3,161           21,477                39,863
     Depreciation and amortization....        64,304              20,000              49,117           25,481               158,902
     Segment profit (loss)............     2,846,393              56,312             308,544         (241,315)            2,969,934
     Income tax expense (benefit).....       812,905              19,146             113,638         (145,431)              800,258
     Segment assets...................    58,163,596           1,181,848           1,866,312        3,204,580            64,416,336


                                                                                ---------------------------------------------

                                                                                         June 30,                June 30,
                                                                                           2003                    2002
                                                                                ---------------------------------------------
     Revenue
     Total revenue for reportable segments......................................      $  28,960,274         $  21,380,780
     Interest revenue...........................................................          1,048,882               635,023
     Elimination of intersegment revenue........................................           (467,385)             (198,241)
                                                                                      -------------         -------------
     Total consolidated revenue.................................................      $  29,541,771         $  21,817,562
                                                                                      =============         =============

     Profit
     Total profit for reportable segments.......................................      $   3,759,382         $   3,211,249
     Other loss.................................................................            (15,957)            (241,315)
     Elimination of intersegment profit.........................................           (467,385)             (198,241)
                                                                                      -------------         -------------
     Income before income taxes, provision for trust preferred securities
       dividends and cumulative effect of change in accounting principle........      $   3,276,040         $   2,771,693
                                                                                      =============         =============

     Assets
     Total assets for reportable segments.......................................      $  89,586,194         $  61,211,756
     Other assets...............................................................         11,756,019             3,204,580
     Elimination of intersegment receivables....................................         (9,136,679)           (1,335,566)
                                                                                      -------------         -------------
     Consolidated assets........................................................      $  92,205,534         $  63,080,770
                                                                                      =============         =============

7. We have three equity incentive plans which allow for granting options to certain employees and directors of the Company. We account for compensation expense related to such transactions using the "intrinsic value" based method under the provisions of the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," to provide alternative methods for transitioning (on a voluntary basis) to the "fair value" based method of accounting for stock-based compensation and to require prominent disclosures about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The "fair value" of the second quarter and year to date 2003 and 2002 option grants were estimated on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:


                                                           ------------------------------------------------------------------------
                                                           For the three months ended June 30,     For the six months ended June 30,
                                                                2003               2002                  2003             2002
                                                           ---------------    ---------------      --------------    --------------

     Fair value of options granted........................     $ 5.25             $ 5.19                $ 5.23            $ 5.19
     Expected volatility..................................      27.67%             34.21%                27.67%            34.21%
     Risk free interest rate..............................       2.74%              4.81%                 2.75%             4.81%
     Expected life (in years).............................          6                  6                     6                 6

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

     As we account for stock options using the "intrinsic value" based method, no compensation cost has been recognized in net income for the equity incentive plans. Had we accounted for all stock-based employee compensation under the "fair value" method (SFAS No. 123), net income would have been reduced as follows:

                                                           -----------------------------------     --------------------------------

                                                           For the three months ended June 30,     For the six months ended June 30,
                                                                2003               2002                  2003              2002
                                                           --------------       --------------     ---------------   --------------

     Net income, as reported..............................  $   1,146,128       $    950,951         $   2,175,131      $   489,577
     Deduct: Total stock-based employee
       compensation expense determined
       under "fair value" based method for
       all awards, net of related tax effects..........           (17,092)            (4,045)              (17,794)          (4,045)
                                                            -------------       ------------         -------------   --------------
     Pro forma net income..............................     $   1,129,036       $    946,906         $   2,157,337   $      485,532
                                                            =============       ============         =============   ==============

     Basic and diluted earnings per share would not be impacted if the fair value based method had been applied to all awards. Compensation expense in the pro forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

8. In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), effective for interim reporting periods beginning after June 15, 2003. Under SFAS 150, certain financial instruments classified as equity will be required to be presented as liabilities. The Company will apply SFAS 150 for the quarter ending September 30, 2003. The Company is currently evaluating the impact of the adoption of SFAS 150 on our consolidated financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW

Bancinsurance is a specialty property insurance holding company. We have three primary business segments: property/casualty insurance, municipal code publishing and insurance agency.

Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"), is a specialty property insurance company. Our principal sources of revenue are premiums paid by insureds for insurance policies written by Ohio Indemnity. Ohio Indemnity, an Ohio corporation, is licensed in 47 states and the District of Columbia and for surplus lines in Texas. As such, Ohio Indemnity is subject to the regulations of the Department of Insurance of the State of Ohio (the "Department") and the regulations of each state in which it operates. The majority of Ohio Indemnity's premiums are derived from two distinct lines of business: (1) products designed for automobile lenders/dealers and (2) unemployment insurance protection and bail bond products.

Our automobile lender/dealer group offers three types of products. First, ultimate loss insurance, a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. An ultimate loss insurance policy is generally written to cover a lender's complete portfolio of collateralized personal property loans, typically automobiles. Second, creditor placed insurance is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender's automobile loan portfolio, creditor placed insurance covers the portfolio through tracking individual borrower's insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower's insurance has lapsed. Third, our guaranteed auto protection insurance ("GAP") pays the difference or gap between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The GAP product is sold to automobile dealers, lenders and lessors who then sell coverage directly to the borrower at the time of purchasing or leasing an automobile.

We offer three unemployment insurance protection products; (1) Bonded service,
(2) excess of loss and (3) mandated bonds. Our unemployment insurance protection products are utilized by not-for-profit entities which elect not to pay the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agency to former employees. Certain national cost containment firms provide programs to assure that reimbursing employers discharge their unemployment compensation commitments. Ohio Indemnity bonds these firms for their program service responsibilities. Ohio Indemnity also provides excess of loss coverage to groups of not-for-profit entities, who want to declare reimbursing status for their unemployment insurance obligations, under trust

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


arrangements. We also underwrite state mandated surety bonds required by certain state departments of labor. This coverage is normally written as a companion to our other unemployment insurance protection products and may be necessary for an employer to obtain reimbursing status. In addition, we entered into an assumed reinsurance agreement for a 15% participation, with other insurers assuming the remaining exposure. The agreement insures a bail bond company against losses arising from the nonperformance of bail requirements.

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


SUMMARY RESULTS

The following table sets forth period to period changes in selected financial data:

                                                                         -------------------------------------------------

                                                                                PERIOD TO PERIOD INCREASE (DECREASE)
                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------------------------
                                                                                          2002-2003
                                                                         -------------------------------------------------
                                                                             AMOUNT                             % CHANGE
                                                                         -------------------------------------------------

      Net premiums earned...........................................    $    7,172,080                            37.6%
      Investment income.............................................           156,246                            24.1%
      Net realized gain (loss) on investments.......................           616,745                           412.0%
      Total revenue.................................................         7,815,309                            36.0%
      Loss and loss adjustment expenses, net of reinsurance
        recoveries                                                           3,990,425                            33.4%
      Operating expenses............................................         3,356,790                            48.2%
      Interest expense..............................................           (36,253)                          (90.9)%
      Operating income, before federal income taxes and
        dividends on trust preferred securities.....................           504,347                            18.2%
      Cumulative effect of change in accounting principle...........        (1,481,858)                         (100.0)%
      Net income....................................................         1,685,554                           344.3%

The combined ratio, which is the sum of the loss ratio and expense ratio, is the traditional measure of underwriting experience for insurance companies. The following table reflects Ohio Indemnity's loss, expense and combined ratios on both a statutory and GAAP basis for the six months ended June 30:

                                                                                           2003           2002
                                                                                        ---------      ---------
    Statutory:
      Loss ratio..................................................................          66.1%         63.3%
      Expense ratio...............................................................          27.4%         29.4%
                                                                                            ----          ----
      Combined ratio..............................................................          93.5%          92.7%
                                                                                            ====           ====

    GAAP:
      Loss ratio..................................................................          60.7%         62.6%
      Expense ratio...............................................................          26.9%         26.3%
                                                                                            ----          ----
      Combined ratio..............................................................          87.6%         88.9%
                                                                                            ====          ====

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

JUNE 30, 2003 AS COMPARED TO JUNE 30, 2002
------------------------------------------

Premiums. Net premiums earned in the second quarter of 2003 increased 49.5% to $15,095,790 from $10,097,226 in the same quarter of 2002. On a year-to-date basis, net premiums earned increased 37.6% to $26,256,766 from $19,084,686 in the same six-month period of 2002. We attribute these increases in net premiums earned primarily to growth in our lender/dealer business.

Net premiums earned related to our ultimate loss and creditor placed insurance products increased 53.0% to $12,899,228 in the second quarter of 2003 from $8,430,594 in the second quarter of 2002. This increase included net premiums earned of $2,209,749 for creditor placed insurance products which were introduced in the fourth quarter of 2002. On a year-to-date basis, net premiums earned for our ultimate loss and creditor placed insurance products increased 36.3% to $22,262,198 in the first half of 2003 from $16,336,067 in the same period of 2002, including $2,902,541 for creditor placed insurance products in the first half of 2003. We attribute these increases primarily to new business growth in creditor placed insurance and an increase in ultimate loss insurance premiums. The increase in ultimate loss insurance premiums is attributable to both new policies added during 2003 and volume increases with existing customers. An increase in automobile lending by some of our large financial institution customers, driven by aggressive financing offers, was the primary cause of the increased volume.

Net premiums earned related to our GAP insurance products increased 233.1% to $665,589 in the second quarter of 2003 from $199,822 in the same period of 2002. On a year-to-date basis, GAP net premiums earned increased 218.5% to $1,108,713 from $348,056 in the same period of 2002. We attribute this growth to two existing large financial institution customers purchasing GAP coverage in the first half of 2003.

Net premiums earned related to our unemployment insurance protection and bail bond products increased 4.4% $1,530,973 in the second quarter of 2003 compared to $1,466,810 in the same period of 2002. On a year-to-date basis, unemployment insurance protection and bail bond net premiums earned increased 20.2% to $2,885,855 from $2,400,563 in the same period of 2002. We attribute this growth primarily to a premium rate increase on an existing customer.

Net Investment Income. As of June 30, 2003, our $63,617,324 investment portfolio is allocated among fixed income securities, equity securities and short-term investments. We seek to invest in investment grade obligations of states, municipalities and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 30.1% to $432,203 in the second quarter of 2003 from $332,231 in the second quarter of 2002. On a year-to-date basis, net investment income increased 24.1% to $804,997 from $648,751 during the same period of 2002. This increase was primarily the result of an increase in invested assets generated by increased cash flows provided by operations. This increase, however, was partially offset by a decline in the investment yield as our investment income for 2003 was impacted by lower interest rates and investment yields. The effective duration of our fixed income portfolio at June 30, 2003 was 6.2 years.

During the second quarter of 2003, we recorded net realized gains on investments of $233,025 compared with net realized losses on investments of $55,966 during the second quarter of 2002. On a year-to-date basis, we recorded net realized gains on investments of $467,060 compared with net realized losses on investments of $149,685 during the same period of 2002. The increase in net realized gains was primarily caused by the timing of the sale of individual securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. There were $49,328 in impairment charges included in net realized gains on investments for the three and six months ended June 30, 2003. There were no impairment charges included in net realized losses on investments for the three and six months ended June 30, 2002. For more information concerning impairment charges, see "Other-Than-Temporary Impairment of Debt and Equity Securities" below.

Codification and subscription fees. ALPC's codification and subscription fees accounted for $876,960 of our revenues in the second quarter of 2003 and $766,348 of our revenues in the second quarter of 2002, an increase of 14.4%. Codification and subscription fees increased 16.0% to $1,756,676 from $1,514,709 for the six months ended June 30, 2003 and 2002, respectively. This increase was primarily the result of new state, city and municipal customers added in 2002. Additional services, including specialized codification and integrated product offerings, improved market penetration.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Management Fees. We have an agreement with a cost containment service firm to control the unemployment compensation costs of certain non-profit employers. Pursuant to this agreement, we have issued a surety bond insuring the payment of certain reimbursable unemployment compensation benefits on behalf of the employers enrolled in this program. We hold certain monies allocated toward the payment of these benefits. Together with the cost containment service firm, we share any residual resulting from the development of benefits to be paid from the contract funds held on deposit. We record management fees in the period the residual is shared with the cost containment service firm. Our management fees in the second quarter of 2003 decreased 48.5 % to $71,307 from $138,353 in the second quarter of 2002. We attribute this decrease primarily to rising unemployment insurance protection obligations caused by higher unemployment. We expect management fees to vary from period to period depending on unemployment levels and claims experience.

Other Income. Other income increased 141.0% to $41,024 in the second quarter of 2003 from $17,019 in the second quarter of 2002. Other income increased as a result of higher claims processing and other fee income. On a year-to-date basis, other income decreased 65.8% to $55,204 from $161,408 in the first six months of 2002. The year-to-date decrease was primarily the result of releasing a $100,000 reserve during the first quarter of 2002, related to the dismissal of a dispute with an unaffiliated party.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and loss adjustment expenses, net of reinsurance recoveries, increased 76.1% to $9,794,907 in the second quarter of 2003 from $5,562,452 in the same quarter of 2002. On a year-to-date basis, losses and loss adjustment expenses, net of reinsurance recoveries, increased 33.4% to $15,933,817 from $11,943,392 in the same six-month period of 2002. We attribute these increases in losses and loss adjustment expenses primarily to our lender/dealer business.

Losses and loss adjustment expenses related to our ultimate loss and creditor placed insurance products increased 84.9% to $8,949,584 in the second quarter of 2003 from $4,839,864 in the second quarter of 2002. On a year-to-date basis, losses and loss adjustment expenses for our ultimate loss and creditor place insurance products increased 28.6% to $14,201,862 in the first half of 2003 from $11,042,181 in the same period of 2002. We attribute these increases primarily to our growth in premiums for our ultimate loss and creditor placed insurance products. In addition, higher frequency of losses and loss adjustment experience contributed to these increases. With the continued slowdown in the U.S. economy and high consumer debt, financial institutions are experiencing a rise in delinquency dollars. As loan defaults, bankruptcies and automobile repossessions increased, we experienced a higher frequency of losses and loss adjustment experience. However, the increased frequency of losses and loss adjustment experience has been partly offset by a decrease in the severity of losses and loss adjustment experience. In 2003, prices for used cars have declined compared to 2002 due to large dealer/manufacturer incentives offered on new cars. As used car prices declined, the severity of losses and loss adjustment experience has decreased.

Losses and loss adjustment expenses related to GAP insurance products increased 23.5% to $412,738 in the second quarter of 2003 from $334,163 in the same period of 2002. On a year-to-date basis, GAP losses and loss adjustment expenses increased 65.4% to $843,291 from $509,816 in the same period of 2002. We attribute this growth in GAP losses and loss adjustment expenses primarily to our growth in GAP premiums in 2003. In addition, the severity of GAP losses and loss adjustment experience has increased as a result of the depressed value of the used car market which created a larger difference between the outstanding balance of a customer's loan or lease and the amount of primary insurance coverage if a vehicle is damaged beyond repair or is stolen and not recovered.

Losses and loss adjustment expenses related to our unemployment insurance protection and bail bond products increased 11.4% to $432,585 in the second quarter of 2003 from $388,425 in the same period of 2002. On a year-to-date basis, unemployment insurance protection and bail bond losses and loss adjustment expenses incurred increased 127.1% to $888,664 from $391,395 in the same period of 2002. We attribute this growth in losses and loss adjustment expenses primarily to reserve strengthening and increased benefit payments associated with rising unemployment insurance obligations. We strengthened loss adjustment expense reserves due to persistent weakness in the national economy. For more information concerning losses and loss adjustment expenses, see "Losses and Loss Adjustment Expense Reserves" below.

Operating Expenses. Our operating expenses consist of experience rating adjustments, commission expense, other insurance operating expenses, codification and subscription expenses and general and administrative expenses. Experience rating adjustments remained relatively constant at $582,210 in the second quarter of 2003 up from $578,821 in the second quarter of 2002. On a year-to-date basis, experience rating adjustments increased 904.9% to $2,156,341 from $214,587 in the same six month period of 2002. Experience rating adjustments are calculated and adjusted from period to period based on policy experience to date and premium growth. We anticipate that experience rating adjustments may fluctuate in future years based upon this calculation. Commission expense increased 5.9% to

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

$1,934,038 in the second quarter of 2003 from $1,826,242 in the second quarter of 2002 due to growth in premiums written. On a year-to-date basis, commission expense remained relatively constant primarily due to ceding commissions associated with our creditor placed insurance product and commission rate adjustments. Other insurance operating expenses increased 62.4% to $1,458,237 in the second quarter of 2003 from $897,779 in the second quarter of 2002. Other insurance operating expenses increased 53.6% to $2,693,425 for the six months ended June 30, 2003 from $1,753,526 for the same period of 2002. We attribute these increases to higher premium taxes and to a lesser extent salary expenses and related benefits. Codification and subscription expenses incurred by ALPC increased 41.1% to $895,759 during the second quarter of 2003 from $634,846 in the same period of 2002. Codification and subscription expenses increased 34.5% to $1,625,983 during the first half of 2003 from $1,208,916 during the same period of 2002. These increases were consistent with growth in codification and subscription revenues and were primarily attributable to increases in outside printing, supplies and consulting fees. General and administrative expenses decreased 18.3% to $353,811 in the second quarter of 2003 from $433,141 in the three months ended June 30, 2002. This decrease was primarily attributable to decreases in auditing and consulting expenses. General and administrative expenses increased 3.3% to $527,267 in the first six months of 2003 from $510,183 in the first six months of 2002. This increase was primarily the result of increase in salaries and related benefits.

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

Amortization expense related to definite-lived intangible assets was $18,629 and $37,259 for the three and six months ended June 30, 2003 and $17,491 and $42,982 for the three and six months ended June 30, 2002, respectively.

Interest expense. Interest expense decreased 95.1% to $1,732 for the three months ended June 30, 2003 from $35,230 for the three months ended June 30, 2002. Interest expense decreased 90.9% to $3,610 for the six months ended June 30, 2003 from $39,863 in the six months ended June 30, 2002. These decreases were primarily attributable to lower borrowing levels on the Company's revolving credit line.

Federal Income Taxes. In the second quarter of 2003, we recorded a provision of $476,796 for income taxes, as compared to a provision for income taxes of $381,070 in the second quarter of 2002. On a year-to-date basis, federal income tax expense increased 10.6% to $885,328 from $800,258 in the same six-month period of 2002. The effective consolidated income tax rate was 29.4% and 28.6% in the second quarter of 2003 and 2002, respectively; and 28.9% in both the six months ended June 30, 2003 and 2002, respectively.

Preferred Dividends. In December 2002, we organized BIC Statutory Trust I ("BIC Trust"), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust was formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. BIC Trust distributes the interest it receives on the junior subordinated debentures to the holder of the floating rate trust preferred capital securities to fulfill its dividend obligations with respect to such trust preferred securities. The junior subordinated debentures and the floating rate trust preferred capital securities pay interest and dividends on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.28% at June 30, 2003). Dividends on floating rate trust preferred capital securities are charged to income as they accrue.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

GAAP Combined Ratio. Ohio Indemnity underwrites the Company's specialty insurance products. Our combined ratio improved to 87.6% for the six months ended June 30, 2003 from 88.9% for the same period last year. The loss ratio declined to 60.7% for the six months ended June 30, 2003 from 62.6% during the same period of 2002 primarily due to significant growth in premiums and a decrease in the severity of losses associated with our ultimate loss and creditor placed insurance products. This decrease was partially offset by reserve strengthening in anticipation of higher losses in future quarters as a result of prolonged weakness in the national economy and recent automobile credit experience of Ohio Indemnity's customers. The expense ratio increased slightly to 26.9% for the six months ended June 30, 2003 from 26.3% during the same period of 2002.

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

Cash flows used in operating activities totaled $7,689,301 in the six months ended June 30, 2003 compared to $417,016 during the same period of 2002. The increase was primarily the result of net premiums collected of $28,348,851 in the first six months of 2003 which were 36.2% higher than the $20,809,771 of net premiums collected in the six months ended June 30, 2002.

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

Our investment portfolio is allocated among investment-grade fixed income securities, equity securities and short-term investments with fixed income securities constituting the largest allocation. Cash and short-term investments at June 30, 2003 amounted to $25,586,386 or 38.7% of our total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on our balance sheet at amortized cost because we have the positive ability and intent to hold held to maturity fixed income securities to maturity date. Available for sale fixed income securities and equity securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. Short-term investments are reported at cost, which approximates fair value.

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

As of June 30, 2003, we have a $13,000,000 unsecured revolving line of credit with a maturity date of June 30, 2006 with an outstanding balance of $2,900,000. The revolving line of credit provides for interest payable quarterly at an annual rate equal to 0.75% less than the prime rate. Under the terms of the revolving credit agreement, we are not permitted to allow our consolidated shareholders equity to fall below $20,000,000 and Ohio Indemnity's ratio of net premiums written to policyholders surplus to exceed 3:1.

We do not anticipate receiving any cash dividends from Ohio Indemnity in 2003. As of June 30, 2003, we have sufficient capital resources available at the parent company to fund interest payments, interest payments on our junior subordinated debentures issued to fund BIC Trust's distributions on floating rate trust preferred capital securities and other administrative expenses. Dividends from Ohio Indemnity and our line of credit provide us with additional liquidity that could be used for short-term cash requirements if cash from operations and investments is not sufficient.

All our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, written in connection with our unemployment insurance protection products. Our financial statements include reserves for losses on this business for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $686,000 and $888,000 at June 30, 2003 and December 31, 2002, respectively.


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

On December 4, 2002, BIC Trust, sold $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust contributed the proceeds from the issuance of the floating rate trust preferred capital securities to Bancinsurance who in turn issued the junior subordinated debentures with the same terms and conditions. We have used the proceeds for general corporate purposes. We have fully and unconditionally guaranteed BIC Trust's obligations with respect to the floating rate trust preferred capital securities.

DISCLOSURE ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how we manage those exposures as of June 30, 2003. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio as of June 30, 2003 was $63,617,324, 40.1% of which is invested in fixed income securities, 23.6% in equity securities and 36.3% in short-term investments. The primary market risks to the investment portfolio are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed income securities as well as fixed-rate short-term investments. We have no foreign exchange risk or direct commodity risk.

For fixed income securities, our short-term liquidity needs and the potential liquidity needs of our business are key factors in managing our portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions.

With respect to our investment portfolio, during the quarter ended June 30, 2003, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2002. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods.

TRENDS
The Company's results of operations have historically varied from quarter to quarter principally because of fluctuations in underwriting results, and we expect this trend to continue. The majority of our revenues are dependent on the demand for our customers' automobile financing programs. [Increased automobile sales generally cause increased demand for automobile financing and our products.] An increase in automobile lending, driven by continued aggressive financing offers by some of our larger financial institution customers, helped lender/dealer premium growth during the first and second quarters of 2003. We anticipate that as financing incentives are phased-out, consumer spending on automobiles may decline. In such event, we would anticipate that automobile lending may also decrease during the third quarter of 2003 and cause a decline in the demand for our automobile lender/dealer products. With the continued downturn in the economy, continued corporate downsizing and high consumer debt, financial institutions are seeing a rise in delinquency dollars. As loan defaults, bankruptcies and automobile repossessions continue to increase in frequency and benefit charges associated with rising unemployment insurance protection obligations increase, we anticipate an increase in the frequency of losses and loss adjustment experience in the third quarter of 2003. Increased incentives being offered on new cars by dealers and manufacturers has depressed the value of the used car market. As used car prices decline, we anticipate an increase in the severity of losses and loss adjustment experience for our GAP product and a decrease in the severity of loss and loss adjustment experience for our ultimate loss insurance and creditor placed insurance products. In addition, ALPC's municipal code publishing fees may decline due to state and local government budget reductions associated with current economic conditions. Our outlook for the remainder of 2003 remains cautious.

FORWARD-LOOKING INFORMATION
Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that indicate our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements for which we claim the protection of the safe harbor provided in the Private Securities Litigation Reform Act of 1995. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine our actual results are beyond

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

our ability to control or predict. We caution you not to put undue reliance on forward-looking statements. In addition, we have no obligation, and we do not intend, to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading.

The risks and uncertainties that may affect the operations, performance, development and results of our business include the following: changes in property and casualty reserves; premium and investment growth; product pricing environment; availability of credit; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; acts of war and terrorist activities; rating agency actions; competition; adverse state and federal legislation and regulation, including limitations on premium levels, and increases in prescribed amounts of capital and surplus; litigation and administrative proceedings; ability to achieve targeted expense savings; ability to achieve premium targets and profitability goals; and general economic conditions.

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

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues, liabilities and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate these estimates, assumptions and judgments, including those related to insurance revenue and expense recognition, asset impairment, loss reserves and valuation and impairment of intangible assets such as goodwill. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

OTHER-THAN-TEMPORARY IMPAIRMENT OF DEBT AND EQUITY SECURITIES
We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders' equity. If we believe the decline in any investment is "other-than-temporarily impaired," we write down the carrying value of the investment and record a realized loss on our consolidated statement of income. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.

The following table summarizes the total pretax gross unrealized loss recorded in our shareholders' equity at June 30, 2003 and 2002, respectively, by invested asset class.

                                                                                  -----------------------------

                                                                                     JUNE 30,        JUNE 30,
                                                                                       2003            2002
                                                                                  -----------------------------

     Fixed maturities:
       Obligations of states, municipalities and political subdivisions.........  $     110,726   $     213,576


     Equity securities:
       Financial services.......................................................          3,793         108,504
       Industrial and miscellaneous.............................................        110,936         568,871
                                                                                  -------------   -------------
                                                                                  $     225,455   $     890,951
                                                                                  =============   =============

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

At June 30, 2003, we did not own any material non-investment grade securities. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return. Aside from interest rate risk, we do not believe a material risk, relative to earnings or liquidity, is inherent in holding investment grade securities.

The following table summarizes, for all securities in an unrealized loss position at June 30, 2003, the estimated fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                                                                                         --------------------------------

                                                                                                               GROSS
                                                                                            ESTIMATED       UNREALIZED
                                                                                            FAIR VALUE         LOSS
                                                                                         --------------------------------


    Fixed maturities:
         0-6 months..................................................................    $  3,841,351       $      58,439
         7-12 months.................................................................         822,094               8,787
         Greater than 12 months......................................................       1,542,394              43,500
                                                                                         ------------       -------------

               Total.................................................................       6,205,839             110,726
                                                                                         ------------       -------------

    Equities:
         0-6 months..................................................................         383,070              68,332
         7-12 months.................................................................         106,200              12,000
         Greater than 12 months......................................................         336,697              34,397
                                                                                         ------------       -------------

               Total.................................................................         825,967             114,729
                                                                                         ------------       -------------

               Total.................................................................    $  7,031,806       $     225,455
                                                                                         ============       =============

Based on our evaluation, we do not believe that any of the above securities have suffered an other-than-temporary decline in value as of June 30, 2003. However, additional material impairments within the portfolio during the remainder of 2003 are possible if current economic and financial conditions worsen.

The following table presents information regarding our fixed maturity investments, by remaining period to maturity date, that were in an unrealized loss position at June 30, 2003.

                                                                                      ----------------------------------

                                                                                        AMORTIZED            ESTIMATED
                                                                                          COST               FAIR VALUE
                                                                                      -------------        -------------

    Remaining period to maturity date:
       One year or less......................................................         $        -           $        -
       Greater than one year but less than or equal to five years............               750,646              747,326
       Greater than five years but less than or equal to ten years...........               848,952              836,016
       Greater than ten years................................................             4,872,187            4,777,717
                                                                                      -------------        -------------
         Total                                                                        $   6,471,785        $   6,361,059
                                                                                      =============        =============

The following discussion summarizes our process of reviewing our investments for possible impairment.

Fixed Maturities. On a monthly basis, we review our fixed maturities for impairment. We consider the following factors when evaluating potential impairment:

     - the length of time and extent to which the estimated fair value has been less than book value;
     - the degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates);
     - the degree to which an issuer is current or in arrears in making principle and interest payments on the debt securities in question;
     - the financial condition and short-term prospects of the issuer, including any specific events that may influence the issuer's operations and its ability to make future scheduled principal and interest payments on a timely basis;
     - the independent auditor's report on the issuer's most recent financial statements;
     -    buy/hold/sell recommendations of investment advisors and analysts;
     - relevant rating history, analysis and guidance provided by rating agencies and analysts; and
     - our ability and intent to hold the security for a period of time sufficient to allow for recovery in the market value.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Equities. On a monthly basis, we review our equity investments for impairment. We consider the following factors when evaluating potential impairment:

     - the length of time and extent to which the estimated fair value has been less than book value;
     - whether the decline appears to be related to general market or industry conditions or is issuer-specific;
     - our ability and intent to hold the security for a period of time sufficient to allow for recovery in the market value;
     - the financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer's operations;
     -    the recent income or loss of the issuer;
     - the independent auditor's report on the issuer's most recent financial statements;
     -    buy/hold/sell recommendations of investment advisors and analysts; and
     -    rating agency announcements.

In addition to the monthly valuation procedures described above, we continually monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $49,328 in impairment charges included in net realized gains on investments for the three and six months ended June 30, 2003. There were no impairment charges included in net realized losses on investments for the three and six months ended June 30, 2002.

Included in our $233,025 of net realized gain on investments during the second quarter of 2003, were aggregate losses of $63,244 on $653,411 in sales of fixed maturity securities. We realized losses of $8,201 in the second quarter of 2003 on $22,399 in sales of equity securities. Although we had the ability to continue holding these investments, our intent to hold them changed in 2003 due primarily to decisions to modify our asset allocation and duration within the portfolio to lessen exposure to particular credit industry or tax considerations. None of these securities were sold out of necessity to raise cash.

The size of our investment portfolio provides us with flexibility in determining which individual investments should be sold to achieve our primary investment goals of assuring our ability to meet our commitments to policyholders and other creditors and maximizing our investment returns. In order to meet the objective of maintaining a flexible portfolio that can achieve these goals, our equity and a majority of our fixed maturity investments are classified as available-for-sale. We continually evaluate these securities, and our purchases and sales of investments are based on our cash requirements, the characteristics of our insurance liabilities and current market conditions. At the time we determine an other-than-temporary impairment in the value of a particular investment has occurred, we consider the current facts and circumstances and make a decision to either record a write-down in the carrying value of the security or sell the security; in either case, recognizing a realized loss.

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

In establishing our June 30, 2003 reserves, we tested our data for reasonableness, such as ensuring there are no case outstanding reserves on closed claims, and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

We conduct a reserve study using historical loss and loss adjustment expenses by product line or coverage within product line. We compute a range of reasonable estimates as well as select an estimate of indicated reserves. The indicated range includes estimates of expected losses and loss adjustment expenses given the information currently available to us.

Our indicated reserve range for loss and LAE is $8.1 million to $10.5 million. As our June 30, 2003 gross reserve of $9.4 million falls within this range, we believe it is a reasonable provision for our unpaid loss and LAE obligations as of June 30, 2003.

Our reserves reflect anticipated salvage and subrogation, included as a reduction to loss reserves in the amount of $156,706. We record reserves on an undiscounted basis. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.

We prepared our analysis based on each category of our business. The first category is ultimate loss collateral protection provided to banks on automobile loans. Ultimate loss insurance coverage is provided in two forms. One is standard coverage and the other is aggregate limit coverage in which the policy runs at a maximum loss ratio. The second category is creditor placed insurance, an alternative coverage to our ultimate loss blanket vendor single interest product. The third category is GAP coverage. Fourth is unemployment insurance protection coverage to cover the unemployment exposure on non-profit organizations.

Our premiums written in the six months ended June 30, 2003 are summarized in the following table:

                       Category                    Written Premium
                       --------                    ---------------
                       Direct                      $    41,364,441
                       Assumed                             140,158
                       Ceded                           (10,549,548)
                                                   ----------------
                                                   $    30,955,051

We prepared our estimates of the gross and net loss and allocated LAE (expenses that can be specifically assigned to a particular claim) liabilities using loss development triangles for each of our principal insurance products:

    -    Ultimate Loss Insurance - non-aggregate limit
    -    Ultimate Loss Insurance - aggregate limit
    -    Creditor Placed Insurance
    -    GAP Insurance
    -    Unemployment Insurance Protection

Our reserve for these independently estimated principal insurance products comprise the majority of our total recorded loss and allocated LAE reserves as of June 30, 2003 on a gross and net of reinsurance basis. We prepared independent estimates for unallocated LAE reserves (expenses associated with adjusting and recording policy claims, other than those included in allocated
LAE).

Annual accident year loss development triangles were used to estimate ultimate loss and allocated LAE for the ultimate loss non-aggregate limit policies, creditor placed, GAP and unemployment insurance protection policies. Our data for the ultimate loss aggregate limit policies consisted of premium and loss data and maximum loss ratio by insured bank. This data was used to determine the required reserve under the maximum loss ratio.

Historical "age-to-age" loss development factors ("LDF") were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age LDFs based on these historical factors. We used the selected factors to project the ultimate losses.

We prepared our estimate of unallocated LAE reserves using the relationship of calendar year unallocated LAE payments to calendar year loss payments. Our selected unallocated LAE factor of 3% was selected judgmentally based on a review of historical unallocated LAE-to-loss payments from 1998 to 2002. The incurred but not reported ("IBNR") reserve is then split into IBNR on known claims and IBNR on claims yet to be reported (pure IBNR). This is based on our assumption that all of the unemployment insurance protection reserve is pure IBNR and the ultimate loss, creditor placed and GAP policies will have a one week lag in claim reporting. The unallocated LAE factor is applied to 50% of pure IBNR reserves and 50% of the remaining reserves on the premise that half of our unallocated LAE costs are incurred when the claim is reported and the other half when the claim is closed.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


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

INTANGIBLE ASSETS (GOODWILL)
As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002. Based on the impairment test required by SFAS No. 142 that we conducted in the quarter ended March 31, 2002, a non-recurring, after tax charge of $1,481,858 was taken against income and is reported as cumulative effect of change in accounting principle in the income statement. As of June 30, 2003, our remaining goodwill balance was $753,737.

SPECIAL PURPOSE VEHICLES OR OFF BALANCE SHEET BUSINESS ARRANGEMENTS
We do not utilize any special purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, we hold no fair value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.


Item 3.  Quantitative and Qualitative Disclosures
         -----------------------------------------
         About Market Risk
         -----------------

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk".


Item 4.  Controls and Procedures
         -----------------------

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this report, are being prepared.

In addition, there were no significant changes during the period covered by this report in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On June 2, 2003 Bancinsurance held its 2003 Annual Meeting of Shareholders. The shareholders voted on the election of seven directors to serve one year terms, and a proposal to ratify the appointment of Ernst & Young LLP as the independent accountants and auditors for fiscal year 2003. The results of the voting are as follows:

    1.   Election of Directors:

                                                                         Votes For                   Votes Withheld
                                                                         ---------                   --------------

                  Kenton R. Bowen                                        4,433,032                         2,630
                  Daniel D. Harkins                                      4,435,032                           630
                  William S. Sheley                                      4,435,032                           630
                  John S. Sokol                                          4,415,640                        20,022
                  Saul Sokol                                             4,415,010                        20,652
                  Si Sokol                                               4,415,010                        20,652
                  Matthew D. Walter                                      4,433,032                         2,630

                  All seven directors were reelected.

     2. To ratify the appointment of Ernst & Young LLP as the independent accountants and auditors for fiscal year 2003:


                  Votes For                                              4,412,652
                  Votes Against                                              3,050
                  Abstentions                                               19,960

         The proposal was approved.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

         31.1* Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1924, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1* Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              The Company furnished a Form 8-K, dated April 23, 2003, on April 24, 2003 to report the issuance of a press release by the Company announcing results of operations for the first quarter ended March 31, 2003.

              ----------------------------
              * Filed with this Report.

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



Date:  August 12, 2003         By:               /s/Si Sokol
     --------------------          --------------------------------------------
                                                    Si Sokol
                                       Chairman and Chief Executive Officer
                                          (Principal Executive Officer)





Date:  August 12, 2003         By:               /s/Sally Cress
     --------------------          --------------------------------------------
                                                   Sally Cress
                                             Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)