Form 10-Q
period 2003-09-30
BANCINSURANCE CORP
filed 2003-11-13
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------------------

Commission file number                 0-8738

                            BANCINSURANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                       31-0790882
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 250 East Broad Street, Columbus, Ohio                        43215
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

                                                                  YES [ ] NO [X]

         The number of outstanding Common Shares, without par value, of the registrant as of October 31, 2003 was 4,920,050.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page No.
                                                                                                     ---------
PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30, 2003
                  (unaudited) and December 31, 2002...........................................                 3

         Consolidated Statements of Income for the three months and nine
                 months ended September 30, 2003 and 2002 (unaudited).........................                 5

         Consolidated Statements of Comprehensive Income for the three
                 months and nine months ended September 30, 2003 and 2002 (unaudited).........                 6

         Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2003 and 2002 (unaudited)....................                 7

         Notes to Consolidated Financial Statements (unaudited)...............................                 8

   Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................................                12

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk..................................................................                23

   Item 4. Controls and Procedures............................................................                23

PART II - OTHER INFORMATION AND SIGNATURES

   Item 1. Legal Proceedings..................................................................    Not Applicable

   Item 2. Changes in Securities and Use of Proceeds..........................................    Not Applicable

   Item 3. Defaults Upon Senior Securities....................................................    Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders ...............................    Not Applicable

   Item 5. Other Information..................................................................    Not Applicable

   Item 6. Exhibits and Reports on Form 8-K...................................................                24

   Signatures.................................................................................                25

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                      September 30,       December 31,
                                    Assets                                                2003                2002
                                    ------                                            -------------       ------------
                                                                                       (Unaudited)          (Note 2)
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $5,094,318 in 2003 and $4,691,903 in 2002) ..........................        $  4,881,357        $  4,487,749

     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $23,927,854 in 2003 and $15,557,400 in 2002) ........................          24,086,679          15,912,650

       Common stock, at fair value (cost $4,938,804
         in 2003 and $4,841,903 in 2002) .....................................           6,680,826           5,952,213

       Preferred stock, at fair value (cost $11,625,004
         in 2003 and $875,003 in 2002) .......................................          11,723,351             917,300

     Short-term investments, at cost which
       approximates fair value ...............................................          26,640,695          25,135,305

     Other invested assets ...................................................           1,049,137             582,137
                                                                                      ------------        ------------

              Total investments ..............................................          75,062,045          52,987,354
                                                                                      ------------        ------------

Cash .........................................................................           3,218,666           4,306,007
Premiums receivable ..........................................................           7,682,603           5,910,719
Accounts receivable, net .....................................................             625,695             844,059
Reinsurance recoverables .....................................................           1,425,069             283,417
Prepaid reinsurance premiums .................................................           6,500,382           1,228,632
Deferred policy acquisition costs ............................................           4,914,880           2,653,826
Estimated earnings in excess of billings on uncompleted codification contracts             336,868             224,837
Loans to affiliates ..........................................................             772,059             685,856
Current federal income taxes .................................................             330,314             295,235
Excess of investment over net assets of subsidiaries, net ....................             753,737             753,737
Intangible assets, net .......................................................             938,677             994,566
Accrued investment income ....................................................             571,908             328,751
Other assets .................................................................           1,787,779           1,206,208
                                                                                      ------------        ------------
              Total assets ...................................................        $104,920,682        $ 72,703,204
                                                                                      ============        ============

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                             September 30,        December 31,
                      Liabilities and Shareholders' Equity                                       2003                 2002
                      ------------------------------------                                   -------------        ------------
                                                                                              (Unaudited)           (Note 2)
Reserve for unpaid losses and loss adjustment expenses ..............................        $ 14,861,794         $  7,559,503
Unearned premiums ...................................................................          22,512,777           10,304,769
Experience rating adjustments payable ...............................................           6,864,530            4,764,329
Retrospective premium adjustments payable ...........................................           4,127,391            3,951,898
Funds held under reinsurance treaties ...............................................           1,764,922            1,513,297
Contract funds on deposit ...........................................................           1,752,865            1,317,663
Taxes, licenses, and fees payable ...................................................             936,058              297,418
Deferred federal income taxes .......................................................             747,170               82,027
Commissions payable .................................................................           2,221,119            1,990,436
Billings in excess of estimated earnings on uncompleted codification contracts ......             133,067               93,894
Notes payable .......................................................................              52,796            2,166,355
Other liabilities ...................................................................           1,701,473            1,511,777
Trust preferred debt issued to affiliates ...........................................          15,465,000            8,248,000
                                                                                             ------------         ------------
              Total liabilities .....................................................          73,140,962           43,801,366
                                                                                             ------------         ------------

Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference Shares without par value; authorized 100,000
          shares; no shares issued or outstanding ...................................                  --                   --
       Class B Serial Preference Shares without par value; authorized 98,646
          shares; no shares issued or outstanding ...................................                  --                   --
     Common Shares without par value; authorized 20,000,000 shares;
         6,170,341 shares issued at September 30, 2003 and December 31, 2002,
         4,920,050 shares outstanding at September 30, 2003 and 5,000,291 shares
         outstanding at December 31, 2002 ...........................................           1,794,141            1,794,141
     Additional paid-in capital .....................................................           1,337,138            1,337,138
     Accumulated other comprehensive income .........................................           1,319,468              995,186
     Retained earnings ..............................................................          33,354,820           30,429,515
                                                                                             ------------         ------------
                                                                                               37,805,567           34,555,980
     Less:  Treasury shares, at cost (1,250,291 common shares at September 30,
         2003 and 1,170,050 common shares at December 31, 2002) .....................          (6,025,847)          (5,654,142)
                                                                                             ------------         ------------

              Total shareholders' equity ............................................          31,779,720           28,901,838
                                                                                             ------------         ------------

              Total liabilities and shareholders' equity ............................        $104,920,682         $ 72,703,204
                                                                                             ============         ============

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                  2003                 2002           2003                2002
                                                              ------------         ------------   ------------        ------------
Income:
   Net premiums earned .....................................  $ 15,770,717         $ 11,598,795   $ 42,027,483        $ 30,683,481
   Net investment income ...................................       412,290              351,881      1,217,287           1,000,632
   Net realized gain (loss) on investments .................       371,948             (248,844)       839,008            (398,529)
   Codification and subscription fees ......................       913,121              745,017      2,669,797           2,259,726
   Management fees .........................................        45,319              178,826        244,742             638,692
   Other income ............................................         3,299                3,725         60,148             171,860
                                                              ------------         ------------   ------------        ------------
         Total revenue .....................................    17,516,694           12,629,400     47,058,465          34,355,862
                                                              ------------         ------------   ------------        ------------

Losses and operating expenses:
   Losses and loss adjustment expenses .....................    11,997,823            8,979,573     27,931,640          20,922,965
   Experience rating adjustments ...........................       (56,140)          (1,013,276)     2,100,201            (798,689)
   Commission expense ......................................     2,094,468            2,086,527      5,419,756           5,370,829
   Other insurance operating expenses ......................     1,259,660            1,208,280      3,953,085           2,961,806
   Codification and subscription expenses ..................       904,483              678,079      2,530,466           1,886,995
   General and administrative expenses .....................       271,425              365,290        798,692             875,473
   Goodwill impairment .....................................            --              179,000             --             179,000
   Interest expense ........................................       117,119               31,304        336,310              71,167
                                                              ------------         ------------   ------------        ------------
         Total expenses ....................................    16,588,838           12,514,777     43,070,150          31,469,546
                                                              ------------         ------------   ------------        ------------

         Income before federal income taxes and
            cumulative effect of change in accounting
            principle ......................................       927,856              114,623      3,988,315           2,886,316

Federal income tax expense .................................       177,681               21,953      1,063,009             822,211
                                                              ------------         ------------   ------------        ------------


         Income before cumulative effect of change in
            accounting principle ...........................       750,175               92,670      2,925,306           2,064,105

Cumulative effect of change in accounting principle ........            --                   --             --          (1,481,858)
                                                              ------------         ------------   ------------        ------------

         Net income ........................................  $    750,175         $     92,670   $  2,925,306        $    582,247
                                                              ============         ============   ============        ============

Basic net income per share:
   Before cumulative effect of change in accounting
     principle .............................................  $        .15         $        .02   $        .58        $        .37
   Cumulative effect of change in accounting principle .....            --                   --             --                (.26)
                                                              ------------         ------------   ------------        ------------
   Basic net income per share ..............................  $        .15         $        .02   $        .58        $        .11
                                                              ============         ============   ============        ============

Diluted net income per share:
   Before cumulative effect of change in accounting
     principle .............................................  $        .15         $        .02   $        .58        $        .36
   Cumulative effect of change in accounting principle .....            --                   --             --                (.25)
                                                              ------------         ------------   ------------        ------------
   Diluted net income per share ............................  $        .15         $        .02   $        .58        $        .11
                                                              ============         ============   ============        ============

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                  2003                 2002           2003                2002
                                                              ------------         ------------   ------------        ------------
Net income .................................................  $    750,175         $     92,670   $  2,925,306        $    582,247

Other comprehensive income:
     Unrealized holding gain (loss) on securities
     arising during period, net of tax and
     reclassification adjustment ...........................      (117,006)            (109,924)       324,282             (91,137)
                                                              ------------         ------------   ------------        ------------

Comprehensive income (loss) ................................  $    633,169         $    (17,254)  $  3,249,588        $    491,110
                                                              ============         ============   ============        ============

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                2003                 2002
                                                                                            ------------         ------------
Cash flows from operating activities:
   Net income ......................................................................        $  2,925,306         $    582,247
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized loss on goodwill impairment .....................................                  --            1,660,858
      Net realized (gain) loss on investments ......................................            (839,008)             398,529
      Net realized loss on disposal of property and equipment ......................                  --                1,073
      Depreciation and amortization ................................................             296,180              232,476
      Deferred federal income tax expense ..........................................             498,089               58,639
      Change in assets and liabilities:
         Premiums receivable .......................................................          (1,771,884)            (450,689)
         Accounts and reinsurance receivable, net ..................................          (6,195,038)            (342,889)
         Deferred policy acquisition costs .........................................          (2,261,054)          (1,037,404)
         Other assets, net .........................................................          (1,058,041)            (289,755)
         Reserve for unpaid losses and loss adjustment expenses ....................           7,302,291            1,642,895
         Unearned premiums .........................................................          12,208,008            3,845,532
         Funds held under reinsurance treaties .....................................             251,625              392,423
         Experience rating adjustments payable .....................................           2,100,201             (798,688)
         Retrospective premium adjustments payable .................................             175,493           (1,208,153)
         Contract funds on deposit .................................................             435,202           (1,157,031)
         Other liabilities, net ....................................................           1,657,297             (450,830)
                                                                                            ------------         ------------
           Net cash provided by operating activities ...............................          15,724,667            3,079,233
                                                                                            ------------         ------------

Cash flows from investing activities:
   Proceeds from held to maturity fixed maturities due to redemption or maturity ...           1,100,000            1,245,400
   Proceeds from available for sale fixed maturities sold, redeemed or matured .....           7,852,441            4,554,438
   Proceeds from available for sale equity securities sold .........................          16,255,862           14,599,850
   Cost of investments purchased:
      Held to maturity fixed maturities ............................................          (1,509,145)          (1,102,131)
      Available for sale fixed maturities ..........................................         (16,238,773)          (5,300,325)
      Available for sale equity securities .........................................         (26,368,631)         (15,525,770)
   Net change in short-term investments and other invested assets ..................          (1,972,390)         (10,945,315)
   Purchase of land, property and leasehold improvements ...........................            (459,667)            (133,731)
   Cash used in acquisition of assets ..............................................                  --              (25,000)
                                                                                            ------------         ------------
           Net cash used in investing activities ...................................         (21,340,303)         (12,632,584)
                                                                                            ------------         ------------

Cash flows from financing activities:
   Proceeds from note payable to bank ..............................................           5,900,000           12,590,000
   Repayments of note payable to bank ..............................................          (8,000,000)         (15,190,000)
   Proceeds from issuance of trust preferred debt to an affiliate ..................           7,000,000                   --
   Acquisition of treasury shares ..................................................            (371,705)          (3,496,257)
                                                                                            ------------         ------------
            Net cash provided by (used in) financing activities ....................           4,528,295           (6,096,257)
                                                                                            ------------         ------------

Net decrease in cash ...............................................................          (1,087,341)         (15,649,608)
                                                                                            ------------         ------------
Cash at December 31 ................................................................           4,306,007           19,547,132
                                                                                            ------------         ------------
Cash at September 30 ...............................................................        $  3,218,666         $  3,897,524
                                                                                            ============         ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ......................................................................        $    336,937         $     67,704
                                                                                            ============         ============
     Income taxes ..................................................................        $    600,000         $  1,288,102
                                                                                            ============         ============

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

1. We prepared the Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2003 and 2002, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.

     We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that you read these unaudited Consolidated Financial Statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results of operations for the full year.

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

3. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, we no longer amortize goodwill and intangibles which have indefinite lives. SFAS 142 requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting segment. Our annual impairment assessment will be performed in the fourth quarter on an on-going basis, or earlier if deemed necessary.

     As an initial step in the SFAS 142 implementation process, we assigned goodwill and intangibles to our property/casualty insurance, insurance agency and municipal code publishing reporting segments. Following such assignment, the fair value of each reporting segment was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

     Based on our impairment testing, a net after-tax impairment charge of $1,481,858 was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was associated with the August 1999 acquisition of Paul Boardway and Associates, Inc.

     We dissolved Paul Boardway and Associates, Inc. in 2002. As a result of the then pending dissolution, the remaining goodwill of $179,000 was recorded as a pre-tax impairment charge to income in the third quarter of 2002.

     Intangible assets as of September 30, 2003 and December 31, 2002 were as follows:

                                              As of September 30, 2003                         As of December 31, 2002
                                   ----------------------------------------------   ----------------------------------------------
                                                    Accumulated                                      Accumulated
                                      Cost          Amortization          Net          Cost          Amortization          Net
                                   ----------       ------------       ----------   ----------       ------------       ----------
Amortization Intangibles:
    Databases ................     $1,008,773        $  140,431        $  868,342   $1,008,773        $  102,562        $  906,211
    Noncompete agreement .....        120,394            50,059            70,335      120,394            32,039            88,355
                                   ----------        ----------        ----------   ----------        ----------        ----------

Total intangible assets ......     $1,129,167        $  190,490        $  938,677   $1,129,167        $  134,601        $  994,566
                                   ==========        ==========        ==========   ==========        ==========        ==========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

     Amortization expense related to amortizable intangible assets was $18,629 and $55,888 for the three and nine months ended September 30, 2003, respectively, and $18,629 and $61,611 for the three and nine months ended September 30, 2002, respectively. The estimated amortization expense of intangible assets for the next five fiscal years ending December 31 is as follows:

2003                      $  74,518
2004                         74,518
2005                         74,518
2006                         66,518
2007                         50,477

4.   Supplemental Disclosure For Earnings Per Share:

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                     2003              2002              2003              2002
                                                  ----------        ----------        ----------        ----------
Net income ...............................        $  750,175        $   92,670        $2,925,306        $  582,247
                                                  ----------        ----------        ----------        ----------

Weighted average common shares outstanding         4,920,061         5,145,006         4,949,037         5,479,499
  Dilutive effect of outstanding options..           139,168           229,269            79,579           178,705
                                                  ----------        ----------        ----------        ----------
Diluted common shares ....................         5,059,229         5,374,275         5,028,616         5,658,204
                                                  ==========        ==========        ==========        ==========

Basic and diluted earnings per share .....        $      .15        $      .02        $      .58        $      .11
                                                  ==========        ==========        ==========        ==========

5. On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares previously approved. The repurchase program expires on December 31, 2003. Through September 30, 2003, we have repurchased 699,465 common shares at an average price per share of $5.00 under this program. Repurchases were funded by cash flows from operations.

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

                                                                       September 30, 2003
                                  -----------------------------------------------------------------------------------------------
                                                                             Municipal
                                  Property/Casualty       Insurance             Code                All              Consolidated
                                     Insurance             Agency            Publishing            Other                Totals
                                  -----------------------------------------------------------------------------------------------
Revenues from external customers    $ 42,953,375        $    350,175        $  2,669,797        $    227,112         $ 46,200,459
Intersegment revenues ..........           4,410             300,657                  --              74,430              379,497
Interest revenue ...............       1,210,274                   7                  --              27,222            1,237,503
Interest expense ...............             443                  --               1,521             334,346              336,310
Depreciation and amortization ..         133,393                  --              67,490              95,297              296,180
Segment profit (loss) ..........       4,451,426             260,682             137,823            (482,119)           4,367,812
Income tax expense (benefit) ...       1,275,109              89,570              82,221            (383,891)           1,063,009
Segment assets .................      94,749,527             499,128           2,261,232           7,987,551          105,497,438

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                                                       September 30, 2002
                                  -----------------------------------------------------------------------------------------------
                                                                             Municipal
                                  Property/Casualty       Insurance             Code                All              Consolidated
                                     Insurance             Agency            Publishing            Other                Totals
                                  -----------------------------------------------------------------------------------------------
Revenues from external customers    $ 31,364,820        $      7,716        $  2,259,726        $      2,008         $ 33,634,270
Intersegment revenues ..........           4,410             151,431                  --              83,430              239,271
Interest revenue ...............         942,467                 102                  --              18,294              960,863
Interest expense ...............          15,359                  --               3,642              52,166               71,167
Depreciation and amortization ..          85,788              26,000              74,392              46,296              232,476
Segment profit (loss) ..........       3,392,171            (120,563)            368,016            (514,037)           3,125,587
Income tax expense (benefit) ...         910,045              20,265             138,600            (246,699)             822,211
Segment assets .................      61,344,048           1,029,896           3,004,891           2,033,690           67,412,525

                                                                          September 30,         September 30,
                                                                              2003                  2002
                                                                          -----------------------------------
Revenue
Total revenue for reportable segments ............................        $  46,200,459         $  33,634,270
Interest revenue .................................................            1,237,503               960,863
Elimination of intersegment revenue ..............................             (379,497)             (239,271)
                                                                          -------------         -------------
Total consolidated revenue .......................................        $  47,058,465         $  34,355,862
                                                                          =============         =============

Profit
Total profit for reportable segments .............................        $   4,849,931         $   3,639,624
Other loss .......................................................             (482,119)             (514,037)
Elimination of intersegment profit ...............................             (379,497)             (239,271)
                                                                          -------------         -------------
Income before federal  income tax expense and cumulative effect of
  change in accounting principle .................................        $   3,988,315         $   2,886,316
                                                                          =============         =============

Assets
Total assets for reportable segments .............................        $  97,509,887         $  65,378,835
Other assets .....................................................            7,987,551             2,033,690
Elimination of intersegment receivables ..........................             (576,756)           (6,003,762)
                                                                          -------------         -------------
Consolidated assets ..............................................        $ 104,920,682         $  61,408,763
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

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, to provide alternative methods for transitioning (on a voluntary basis) to the "fair value" based method of accounting for stock-based compensation and to require prominent disclosures about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The "fair value" of the third quarter 2002 option grants (no options were granted in the third quarter of 2003) and year to date 2003 and 2002 option grants were estimated on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                                                For the three months                For the nine months ended
                                                                ended September 30,                       September 30,
                                                              2003               2002                2003              2002
                                                              -----             ------              -------           ------
Fair value of options granted...........................         -              $ 4.50              $ 5.23            $ 4.63
Expected volatility.....................................         -               28.97%              27.70%            28.97%
Risk free interest rate.................................         -                3.86%               2.75%             4.04%
Expected life (in years)................................         -                   6                   6                 6

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

     As we account for stock options using the "intrinsic value" based method, no compensation cost has been recognized in net income for the equity incentive plans. Had we accounted for all stock-based employee compensation under the "fair value" based method (SFAS No. 123), net income would have been reduced as follows:

                                                 For the three months ended          For the nine months ended
                                                       September 30,                        September 30,
                                                   2003              2002              2003              2002
                                                ----------        ----------        ----------        ----------
Net income, as reported ..................      $  750,175        $   92,670        $2,925,306        $  582,247
Deduct: Total stock-based employee
  compensation expense determined
  under "fair value" based method for
  all awards, net of related tax effects..              --             9,510            17,807            13,190
                                                ----------        ----------        ----------        ----------
Pro forma net income .....................      $  750,175        $   83,160        $2,907,499        $  569,057
                                                ==========        ==========        ==========        ==========

     Basic and diluted earnings per share would not be impacted if the "fair value" based method had been applied to all awards. Compensation expense in the pro forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

8. In December 2002, we organized BIC Statutory Trust I ("BIC Trust I"), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II ("BIC Trust II"), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.14% at September 30, 2003), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.19% at September 30, 2003), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues.

     Interest expense related to the junior subordinated debentures for the three and nine months ended September 30, 2003 was $111,471 and $333,735, respectively. There was no interest expense related to the junior subordinated debentures for the three and nine months ended September 30, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. The Company adopted FIN 46 on July 1, 2003. Upon adoption, BIC Trust I was deconsolidated effective July 1, 2003 with prior periods reclassified in the consolidated financial statements. The deconsolidation did not have any impact on net income. In accordance with FIN 46, BIC Trust II was not consolidated upon formation in September 2003.

     In May 2003, the FASB issued No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, with no impact on the consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancinsurance is a specialty property insurance holding company. We have three reportable business segments: property/casualty insurance, municipal code publishing and insurance agency.

Property/Casualty Insurance. Our wholly owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"), is a specialty property insurance company. Our principal sources of revenue are premiums paid by insureds for insurance policies written by Ohio Indemnity. Ohio Indemnity, an Ohio corporation, is licensed in 47 states, the District of Columbia and for surplus lines in Texas. As such, Ohio Indemnity is subject to the regulations of the Department of Insurance of the State of Ohio (the "Department") and the regulations of each state in which it operates. The majority of Ohio Indemnity's premiums are derived from two distinct lines of business: (1) products designed for automobile lenders/dealers and (2) unemployment insurance protection and bail bond products.

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

We offer three types of unemployment insurance protection products: (1) bonded service, (2) excess of loss and (3) mandated bonds. Our unemployment insurance protection products are utilized by not-for-profit entities which elect not to pay the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agencies to the entities' former employees. Certain national cost containment firms provide programs to ensure that reimbursing employers discharge their unemployment compensation commitments. Through its bonded service products, Ohio Indemnity bonds these national cost containment firms for their program service responsibilities. Ohio Indemnity also provides excess of loss coverage, under trust arrangements, to groups of not-for-profit entities that want to declare reimbursing status for their unemployment insurance obligations. We also underwrite state mandated surety bonds. Certain states require that reimbursing employers post a bond as a security for the performance of their reimbursing obligations. Ohio Indemnity provides this mandated bond on behalf of employers enrolled in the bonded service program. In addition to the unemployment insurance protection products, we provide bail bond coverage through an assumed reinsurance agreement for 15% participation, with other insurers assuming the remaining exposure. This agreement insures a bail bond company against losses arising from the nonperformance of bail requirements.

Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC, an Ohio limited liability company ("USA"). We formed USA to act as an agency for placing property and casualty insurance policies offered and underwritten by Ohio Indemnity and by other property and casualty insurance companies. In the fourth quarter of 2002, we dissolved our wholly owned subsidiary, Paul Boardway and Associates, Inc., which previously acted as a property/casualty insurance agency.

Municipal Code Publishing. Our wholly owned subsidiary, American Legal Publishing Corporation ("ALPC"), codifies, publishes and distributes ordinances for over 1,500 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

SUMMARY RESULTS

The following table sets forth period-to-period changes in selected financial data:

                                                                PERIOD TO PERIOD INCREASE (DECREASE)
                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2002-2003
                                                                -----------------------------------
                                                                  Amount                   % Change
                                                                -----------------------------------
Net premiums earned ....................................        $11,344,002                  37.0%
Net investment income ..................................            216,655                  21.7%
Net realized gain on investments .......................          1,237,537                 310.5%
Total revenue ..........................................         12,702,603                  37.0%
Losses and loss adjustment expenses, net of reinsurance
  recoveries ...........................................          7,008,675                  33.5%
Operating expenses .....................................          4,505,786                  43.8%
Interest expense .......................................            265,143                 372.6%
Income before federal income taxes and cumulative effect
   of change in accounting principle ...................          1,101,999                  38.2%
Cumulative effect of change in accounting principle ....          1,481,858                 100.0%
Net income .............................................          2,343,059                 402.4%

The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for insurance companies. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from accounting principles generally accepted in the United States ("GAAP"). Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses are deferred and recognized over the period in which the related premiums are earned. Therefore, the a GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses to premiums earned. The following table reflects Ohio Indemnity's loss, expense and combined ratios on both a statutory and a GAAP basis for the nine months ended September 30:

                                           2003         2002
                                           ----         ----
Statutory:
  Loss ratio ......................        70.0%        66.5%
  Expense ratio ...................        24.2%        28.7%
                                           ----         ----
  Combined ratio ..................        94.2%        95.2%
                                           ====         ====

GAAP:
  Loss ratio ......................        66.5%        68.2%
  Expense ratio ...................        27.9%        24.9%
                                           ----         ----
  Combined ratio ..................        94.4%        93.1%
                                           ====         ====

RESULTS OF OPERATIONS

SEPTEMBER 30, 2003 AS COMPARED TO SEPTEMBER 30, 2002

Premiums. Net premiums earned for the third quarter of 2003 increased 36.0% to $15,770,717 from $11,598,795 for the same quarter of 2002. On a year-to-date basis, net premiums earned increased 37.0% to $42,027,483 from $30,683,481 in the same nine-month period of 2002. We attribute these increases in net premiums earned primarily to growth in our lender/dealer business.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Net premiums earned related to our ultimate loss and creditor placed insurance products increased 34.0% to $13,781,161 in the third quarter of 2003 from $10,284,910 in the third quarter of 2002. This increase included net premiums earned of $993,178 for creditor placed insurance products, which were introduced in the fourth quarter of 2002. On a year-to-date basis, net premiums earned for our ultimate loss and creditor placed insurance products increased 35.4% to $36,043,359 from $26,620,977 in the same period of 2002, including $3,895,719 for creditor placed insurance products for the nine months ended September 30, 2003. We attribute these increases primarily to new business growth in our creditor placed insurance products, new ultimate loss policies added during 2003, rate increases with existing ultimate loss customers and volume increases with existing ultimate loss customers. The increased volume in ultimate loss insurance was primarily caused by an increase in automobile lending by some of our large financial institution customers, driven by aggressive financing offers.

Net premiums earned related to our GAP insurance products increased 143.9% to $621,616 in the third quarter of 2003 from $254,853 in the same period of 2002. On a year-to-date basis, GAP net premiums earned increased 187.0% to $1,730,329 from $602,909 in the same period of 2002. We attribute this growth to two existing large financial institution customers purchasing GAP coverage during 2003.

Net premiums earned related to our unemployment insurance protection and bail bond products increased 29.2% to $1,367,940 in the third quarter of 2003 compared to $1,059,032 in the same period of 2002. On a year-to-date basis, unemployment insurance protection and bail bond net premiums earned increased 23.0% to $4,253,795 from $3,459,595 in the same period of 2002. We attribute this growth primarily to rate increases with existing customers and a new customer added during 2003.

Net Investment Income. At September 30, 2003, our $75,062,045 investment portfolio is allocated among fixed income securities, common stock, preferred stock, short-term investments and other invested assets. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 17.2% to $412,290 in the third quarter of 2003 from $351,881 in the third quarter of 2002. On a year-to-date basis, net investment income increased 21.7% to $1,217,287 from $1,000,632 during the same period of 2002. These increases were primarily the result of an increase in invested assets, which were partially offset by lower interest rates and investment yields. The effective duration of our fixed income portfolio at September 30, 2003 was 6.0 years.

During the third quarter of 2003, we recorded a net realized gain on investments of $371,948 compared with a net realized loss on investments of $248,844 during the third quarter of 2002. On a year-to-date basis, we recorded a net realized gain on investments of $839,008 compared with net realized loss on investments of $398,529 during the same period of 2002. These increases in net realized gain on investments were primarily caused by the timing of the sale of individual securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. There were $13,238 and $62,566 in impairment charges included in net realized gain on investments for the three and nine months ended September 30, 2003, respectively. There were no impairment charges included in net realized loss on investments for the three and nine months ended September 30, 2002. For more information concerning impairment charges, see "Other-Than-Temporary Impairment of Debt and Equity Securities" below.

Codification and subscription fees. ALPC's codification and subscription fees accounted for $913,121 of our revenues in the third quarter of 2003 and $745,017 of our revenues in the third quarter of 2002, an increase of 22.6%. On a year-to-date basis, codification and subscription fees increased 18.1% to $2,669,797 from $2,259,726 for the nine months ended September 30, 2002. These increases were primarily the result of new state, city and municipal customers added during the second half of 2002 and the provision of additional services, including specialized codification and integrated product offerings.

Management Fees. We have an agreement with a cost containment service firm to control the unemployment compensation costs of certain non-profit employers. Pursuant to this agreement, we have issued a surety bond insuring the payment of certain reimbursable unemployment compensation benefits on behalf of the employers enrolled in this program. We hold certain monies allocated toward the payment of these benefits. Together with the cost containment service firm, we share any residual resulting from the development of benefits to be paid from the contract funds held on deposit. We record management fees in the period that the residual is shared with the cost containment service firm. Our management fees in the third quarter of 2003 decreased 74.7% to $45,319 from $178,826 in the third quarter of 2002. Management fees decreased 61.7% to $244,724 for the nine months ended September 30, 2003 from $638,692 a year ago. We attribute this decrease primarily to rising unemployment insurance protection obligations related to the increased level of unemployment. We expect management fees to vary from period to period depending on unemployment levels and claims experience.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Other Income. Other income decreased 11.4% to $3,299 in the third quarter of 2003 from $3,725 in the third quarter of 2002. On a year-to-date basis, other income decreased 65.0% to $60,148 from $171,860 during the same period last year. The year-to-date decrease was primarily the result of releasing a $100,000 reserve during the first quarter of 2002, related to the dismissal of a dispute with an unaffiliated party.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and loss adjustment expenses increased 33.6% to $11,997,823 in the third quarter of 2003 from $8,979,573 in the same period of 2002. On a year-to-date basis, losses and loss adjustment expenses increased 33.5% to $27,931,640 from $20,922,965 in the same nine-month period of 2002. We attribute these increases in losses and loss adjustment expenses primarily to our lender/dealer business.

Losses and loss adjustment expenses related to our ultimate loss and creditor placed insurance products increased 22.1% to $10,412,027 in the third quarter of 2003 from $8,525,313 in the third quarter of 2002. On a year-to-date basis, losses and loss adjustment expenses for our ultimate loss and creditor placed insurance products increased 25.8% to $24,613,889 from $19,567,494 in the same period of 2002. We attribute these increases primarily to our growth in premiums combined with higher frequency of losses and loss adjustment experience. With the continued slowdown in the U.S. economy and high consumer debt, financial institutions are experiencing a rise in delinquency dollars. As loan defaults, bankruptcies and automobile repossessions increased, we experienced a higher frequency of losses and loss adjustment experience. However, the increased frequency of losses and loss adjustment experience has been partially offset by a decrease in the severity of losses and loss adjustment experience. In 2003, prices for used cars have declined compared to 2002 because of large dealer/manufacturer incentives offered on new cars. As used car prices have declined, the severity of losses and loss adjustment experience decreased.

Losses and loss adjustment expenses related to our GAP insurance products rose 453.1% to $1,088,842 in the third quarter of 2003 from $196,844 in the same period of 2002. On a year-to-date basis, GAP losses and loss adjustment expenses increased 173.4% to $1,932,133 from $706,660 in the same period of 2002. We attribute these increases in GAP losses and loss adjustment expenses primarily to our growth in GAP premiums combined with increased severity of GAP claims. The lower residual value for used automobiles contributed to the increased security of claims by creating a larger difference between the outstanding balance of a customer's loan or lease and the amount of primary insurance coverage.

Losses and loss adjustment expenses related to our unemployment insurance protection and bail bond products increased 93.1% to $496,954 in the third quarter of 2003 from $257,416 in the same period of 2002. On a year-to-date basis, unemployment insurance protection and bail bond losses and loss adjustment expenses increased 113.6% to $1,385,618 from $648,811 in the same period of 2002. We attribute these increases in losses and loss adjustment expenses primarily to reserve strengthening and increased benefit payments associated with rising unemployment insurance obligations. We strengthened loss adjustment expense reserves due to persistent weakness in the national economy. For more information concerning losses and loss adjustment expenses, see "Losses and Loss Adjustment Expense Reserves" below.

Operating Expenses. Our operating expenses consist of experience rating adjustments, commission expense, other insurance operating expenses, codification and subscription expenses and general and administrative expenses. Experience rating adjustments increased 94.5% in the third quarter of 2003 to $(56,140) from $(1,013,276) in the same quarter of 2002. On a year-to-date basis, experience rating adjustments increased 363.0% to $2,100,201 from $(798,689) in the same nine month period of 2002. These increases were primarily related to loss development in our lender/dealer products line. Experience rating adjustments are calculated and adjusted from period to period based on policy experience to date and premium growth. Management anticipates that experience rating adjustments may fluctuate in future quarters based upon this calculation. On both a quarterly and year-to-date basis, commission expense remained relatively constant compared to 2002 primarily due to ceding commissions associated with our creditor placed insurance product and commission rate adjustments. Other insurance operating expenses increased 4.3% to $1,259,660 in the third quarter of 2003 from $1,208,280 in the third quarter of 2002. Other insurance operating expenses increased 33.5% to $3,953,085 for the nine months ended September 30, 2003 from $2,961,806 for the same nine month period of 2002. We attribute these increases to higher premium taxes, salaries and benefits. Codification and subscription expenses incurred by ALPC increased 33.4% to $904,483 during the third quarter of 2003 from $678,079 in the same period of 2002. Codification and subscription expenses increased 34.1% to $2,530,466 during the first nine months of 2003 from $1,886,995 during the same nine month period of 2002. These increases were consistent with growth in codification and subscription revenues and were primarily attributable to increases in salaries, outside printing, supplies and consulting fees. General and administrative expenses decreased 25.7% to $271,425 in the third quarter of 2003 from $365,290 in the third quarter of 2002. General and administrative expenses decreased 8.8% to $798,692 in the first nine months of 2003 from $875,473 in the first nine months of 2002. This decrease was primarily attributable to decreases in auditing and consulting expenses which were partially offset by an increase in salaries and related benefits.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Interest expense. Interest expense increased 274.1% to $117,119 for the three months ended September 30, 2003 from $31,304 for the three months ended September 30, 2002. Interest expense increased 372.6% to $336,310 for the nine months ended September 30, 2003 from $71,167 for the nine months ended September 30, 2002. These increases were primarily attributable to interest expense in 2003 related to the junior subordinated debentures that we issued in December 2002 in connection with our participation in a trust preferred securities transaction. See "Liquidity and Capital Resources." The increase in interest expense from the junior subordinated debentures was partially offset by lower borrowing levels on the Company's revolving credit line.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, we no longer amortize goodwill and intangibles which have indefinite lives. SFAS 142 requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually based on the fair value of the related reporting segment. We will perform our annual impairment assessment in the fourth quarter on an on-going basis, or earlier, if deemed necessary.

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

We dissolved Paul Boardway and Associates, Inc. in the fourth quarter of 2002. As a result of the then pending dissolution, the remaining goodwill of $179,000 was recorded as a pre-tax impairment charge to income in the third quarter of 2002.

Amortization expense related to definite-lived intangible assets was $18,629 and $55,888 in the third quarter and first nine months of 2003, respectively, compared with $18,629 and $61,611 in the third quarter and first nine months of 2002, respectively.

Federal Income Taxes. In the third quarter of 2003, we recorded a provision of $177,681 for income taxes, as compared to a provision for income taxes of $21,953 in the third quarter of 2002. On a year-to-date basis, federal income tax expense increased 29.3% to $1,063,009 from $822,211 in the same nine-month period of 2002. The effective consolidated income tax rate was 19.1% and 19.2% in the third quarters of 2003 and 2002, respectively, and 26.7% and 28.5% for the first nine months of 2003 and 2002, respectively.

GAAP Combined Ratio. Ohio Indemnity underwrites the Company's specialty insurance products. Our combined ratio was 94.4% for the nine months ended September 30, 2003 and 93.1% for the same nine month period of 2002. Our loss ratio declined to 66.5% for the nine months ended September 30, 2003 from 68.2% for the same nine month period of 2002, primarily because of the substantial growth in premiums and a decrease in the severity of losses associated with our ultimate loss and creditor placed insurance products. This decrease was partially offset by reserve strengthening in anticipation of higher losses in future quarters as a result of prolonged weakness in the national economy and recent automobile credit experience of Ohio Indemnity's customers. Our expense ratio increased to 27.9% for the nine months ended September 30, 2003 from 24.9% for the same nine month period of 2002, primarily as a result of the increase in the experience rating adjustment which was partially offset by the decrease in commission expense as a percentage of earned premium.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. The short-term cash requirements of our property/casualty business primarily consist of paying losses and loss adjustment expenses and day-to-day operating expenses. Those requirements are met through cash receipts from operations, which consist primarily of insurance premiums collected and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from these underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.

Cash flows provided by operating activities totaled $15,724,667 for the nine months ended September 30, 2003 compared to $3,079,233 during the same period of 2002. The increase was primarily the result of net premiums collected of $47,426,025 in the first nine months of 2003 which were 54.6% higher than the $30,675,327 of net premiums collected in the nine months ended September 30, 2002.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

Our investment portfolio is allocated among investment-grade fixed income securities, common stock, preferred stock, short-term investments and other invested assets. Fixed income securities constitute the largest allocation of our investment portfolio followed by short-term investments. At September 30, 2003, cash and short-term investments amounted to $29,859,361 or 38.1% of our total cash and invested assets. The fair values of our held to maturity fixed income securities are subject to market fluctuations but are carried on our balance sheet at amortized cost because we have the ability and intent to hold held to maturity fixed income securities to maturity date. Available for sale fixed income securities and equity securities are reported at fair value with unrealized gains or losses, net of applicable deferred taxes, reflected in accumulated other comprehensive income. Short-term investments are reported at cost, which approximates fair value.

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. We mitigate this risk by attempting to ladder the maturity schedule of our investments with the expected payouts of our liabilities. To the extent that liabilities come due more quickly than assets mature, we may have to sell assets prior to maturity and recognize a gain or loss.

In December 2002, we organized BIC Statutory Trust I ("BIC Trust I"), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II ("BIC Trust II"), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.14% at September 30, 2003), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.19% at September 30, 2003), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues.

As of September 30, 2003, we have a $13,000,000 unsecured revolving line of credit with a maturity date of June 30, 2006 with no outstanding balance. Effective October 20, 2003, the unsecured revolving line of credit was decreased to $10,000,000. The revolving line of credit provides for interest payable quarterly at an annual rate equal to 0.75% less than the prime rate. Under the terms of the revolving credit agreement our consolidated shareholders' equity must not fall below $20,000,000 and Ohio Indemnity's ratio of net premiums written to policyholders surplus must exceed 3:1.

We do not anticipate receiving any cash dividends from Ohio Indemnity in 2003. As of September 30, 2003, we have sufficient capital resources available to fund interest payments and other administrative expenses. Our line of credit provides us with additional liquidity that could be used for short-term cash requirements if cash from operations and investments is not sufficient.

All of our material capital commitments and financial obligations are reflected in our financial statements, except our risk on surety bonds and state mandated performance bonds, which are written in connection with our unemployment insurance protection products. Our financial statements include reserves for losses on this business for any claims filed and for an estimate of incurred but not reported losses. Such reserves were $1,057,000 and $888,000 at September 30, 2003 and December 31, 2002, respectively.

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

DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and other relevant market rate or price changes. Market risk is influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how we manage those exposures as of September 30, 2003. Our market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of our investment portfolio at September 30, 2003 was $75,062,045, 38.6% of which is invested in fixed income securities, 8.9% in common stock, 15.6% in preferred stock, 35.5% in short-term investments and 1.4% in other invested assets. At September 30, 2003, $11,000,000 or 93.8% of total preferred stock is invested in variable rate preferred stock with reset provisions at par. The primary market risks to the investment portfolio are equity price risk associated with investments in common stock and non-variable rate preferred stock and interest rate risk associated with investments in fixed income securities and fixed-rate short-term investments. We have no foreign exchange risk or direct commodity risk.

For fixed income securities, our short-term liquidity needs and the potential liquidity needs of our business are key factors in managing our portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions.

With respect to our investment portfolio, during the quarter ended September 30, 2003, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2002. We do not anticipate material changes in our primary market risk exposures or in how these exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods.

TRENDS

The Company's results of operations have historically varied from quarter to quarter principally because of fluctuations in underwriting results, and we expect this trend to continue. The majority of our revenues are dependent on the demand for our customers' automobile financing programs. Increased automobile sales generally cause increased demand for automobile financing and our products. An increase in automobile lending, driven by continued aggressive financing offers by some of our larger financial institution customers, helped lender/dealer premium growth during the first three quarters of 2003. We anticipate that as financing incentives are phased-out, consumer spending on automobiles may decline. In such event, we would anticipate that automobile lending may also decrease and cause a decline in the demand for our automobile lender/dealer products.

Although the economy has shown signs of recovery in the third quarter of 2003, financial institutions are continuing to experience a rise in delinquency dollars due to continued corporate downsizing and high consumer debt. Increased incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market, although there were signs late in the third quarter of 2003 that used car prices are stabilizing. If used car prices continue to decline, we would anticipate an increase in the severity of losses and loss adjustment experience for our GAP product and a decrease in the severity of loss and loss adjustment experience for our ultimate loss insurance and creditor placed insurance products. If loan defaults, bankruptcies and automobile repossessions continue to increase in frequency and benefit charges associated with rising unemployment insurance protection obligations increase, we would anticipate an increase in the frequency of losses and loss adjustment experience in the fourth quarter of 2003.

In addition, ALPC's municipal code publishing fees may decline due to state and local government budget reductions associated with current economic conditions. Our outlook for the remainder of 2003 remains cautious.

FORWARD-LOOKING INFORMATION

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2003 and beyond. The forward-looking statements involve risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws of regulations affecting the operations of the company, changes in the business tactics or strategies of the company, the financial condition of the

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

company's business partners, changes in market forces, litigation and the other risk factors that have been identified in the company's filing with the SEC, any one of which might materially affect the operations of the company. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

INFLATION

We do not consider the impact of inflation to be material in the analysis of our overall operations.

INSURANCE REGULATORY MATTERS

The NAIC has developed a risk-based capital measurement formula to be applied to all property/casualty insurance companies. The risk-based capital measurement formula has been enacted into the Ohio Revised Code. This formula calculates a minimum required statutory net worth based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Under the current formula, any insurance company which does not meet the applicable risk-based capital measurement threshold could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. Based on our analysis, our statutory net worth is in excess of the applicable thresholds and no corrective action is necessary.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues, liabilities and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate these estimates, assumptions and judgments, including those related to insurance revenue and expense recognition, asset impairment, loss reserves and valuation and impairment of intangible assets and goodwill. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The following table summarizes the total pre-tax gross unrealized loss recorded in our shareholders' equity, by invested asset class, at September 30, 2003 and December 31, 2002.

                                                                                September 30,    December 31,
                                                                                     2003            2002
                                                                                -----------------------------
Fixed maturities:
  U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies ............................................       $ 13,241          $     --
  Obligations of states and political subdivisions ........................        130,536            37,918
  Asset-backed securities .................................................            569                --

Equity securities:
  Financial services ......................................................          5,833                --
  Industrial and miscellaneous ............................................        199,380           215,279
                                                                                  --------          --------
                                                                                  $349,559          $253,197
                                                                                  ========          ========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

At September 30, 2003, we did not own any material non-investment-grade securities. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return. Aside from interest rate risk, we do not believe a material risk, relative to earnings or liquidity, is inherent in holding investment-grade securities.

The following table summarizes, for all securities in an unrealized loss position at September 30, 2003, the estimated fair value and pre-tax gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                                                                                                    Gross
                                                                               Estimated         Unrealized
                                                                               Fair Value            Loss
                                                                              ------------------------------
Fixed maturities:
     0-6 months ......................................................        $ 7,753,542        $    51,292
     7-12 months .....................................................          1,672,127             18,581
     Greater than 12 months ..........................................          1,871,174             74,473
                                                                              -----------        -----------

           Total fixed maturities ....................................         11,296,843            144,346
                                                                              -----------        -----------

Equities:
     0-6 months ......................................................            320,970             74,939
     7-12 months .....................................................            159,060             44,012
     Greater than 12 months ..........................................            332,190             86,262
                                                                              -----------        -----------

           Total equities ............................................            812,220            205,213
                                                                              -----------        -----------

           Total .....................................................        $12,109,063        $   349,559
                                                                              ===========        ===========

Based on our evaluation, we do not believe that any of the above securities have suffered an other-than-temporary decline in value as of September 30, 2003. However, additional impairments within the portfolio during the remainder of 2003 are possible if current economic and financial conditions worsen.

The following table presents information regarding our fixed maturity investments, by remaining period to maturity date, that were in an unrealized loss position at September 30, 2003.

                                                                               Amortized          Estimated
                                                                                 Cost             Fair Value
                                                                              ------------------------------
Remaining period to maturity date:
   One year or less ..................................................        $        --        $        --
   Greater than one year but less than or equal to five years ........          2,602,860          2,598,717
   Greater than five years but less than or equal to ten years .......          1,606,939          1,579,959
   Greater than ten years ............................................          5,532,754          5,420,100
                                                                              -----------        -----------
     Total ...........................................................          9,742,553          9,598,776

   Asset-backed securities ...........................................          1,698,636          1,698,067
                                                                              -----------        -----------

     Total ...........................................................        $11,441,189        $11,296,843
                                                                              ===========        ===========

The following discussion summarizes our process of reviewing our investments for possible impairment.

Fixed Maturities and Redeemable Preferred Stock. On a monthly basis, we review our fixed maturities and redeemable preferred stock investments for impairment. We consider the following factors when evaluating potential impairment:

     - the length of time and extent to which the estimated fair value has been less than book value;

     - the degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates);

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

     - the degree to which an issuer is current or in arrears in making principal and interest/dividend payments on the securities in question;

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

Common Stock and Non-redeemable Preferred Stock. On a monthly basis, we review our common stock and non-redeemable preferred stock investments for impairment. We consider the following factors when evaluating potential impairment:

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

     -    buy/hold/sell recommendations of investment advisors and analysts; and

     -    rating agency announcements.

In addition to the monthly valuation procedures described above, we continually monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $13,238 and $62,566 in impairment charges included in net realized gain on investments for the three and nine months ended September 30, 2003, respectively. There were no impairment charges included in net realized loss on investments for the three and nine months ended September 30, 2002.

Included in our $371,948 of net realized gain on investments during the third quarter of 2003 were aggregate losses of $6,670 on $205,800 in sales of fixed maturity securities. We realized aggregate losses of $39,433 in the third quarter of 2003 on $179,842 in sales of equity securities. Although we had the ability to continue holding these investments, our intent to hold them changed in 2003 due primarily to decisions to modify our asset allocation and duration within the portfolio to lessen exposure to particular credit industry or tax considerations. None of these securities were sold out of necessity to raise cash.

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

In establishing our September 30, 2003 reserves, we tested our data for reasonableness, such as ensuring there are no case outstanding reserves on closed claims, and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data.

Our estimates of ultimate loss are based on historical loss development experience. In using this historical information, we assume that past loss development is predictive of future development. The majority of our losses are short-tail in nature and adjustments to reserve amounts occur quickly.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

Our indicated reserve range for loss and LAE is $12.8 million to $17.0 million. As our September 30, 2003 gross reserve of $14.9 million falls within this range, we believe it is a reasonable provision for our unpaid loss and LAE obligations as of September 30, 2003.

Our reserves reflect anticipated salvage and subrogation, included as a reduction to loss reserves in the amount of $207,444. We record reserves on an undiscounted basis. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.

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

Our premiums written in the nine months ended September 30, 2003 are summarized in the following table:


   Category           Written Premium
   --------           ---------------
Direct ........        $ 63,975,659
Assumed .......             228,109
Ceded .........         (15,064,533)
                       ------------
                       $ 49,139,235

We prepared our estimates of the gross and net loss and allocated LAE (expenses that can be specifically assigned to a particular claim) liabilities using loss development triangles for each of our principal insurance products:

     -    Ultimate Loss Insurance - non-aggregate limit

     -    Ultimate Loss Insurance - aggregate limit

     -    Creditor Placed Insurance

     -    GAP Insurance

     -    Unemployment Insurance Protection

Our reserve for these independently estimated principal insurance products comprise the majority of our total recorded loss and allocated LAE reserves as of September 30, 2003 on a gross and net of reinsurance basis. We prepared independent estimates for unallocated LAE reserves (expenses associated with adjusting and recording policy claims, other than those included in allocated
LAE).

Annual accident year loss development triangles were used to estimate ultimate loss and allocated LAE for the ultimate loss non-aggregate limit policies and creditor placed, GAP and unemployment insurance protection policies. Our data for the ultimate loss aggregate limit policies consisted of premium and loss data and maximum loss ratio by insured bank. This data was used to determine the required reserve under the maximum loss ratio.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

CODIFICATION AND SUBSCRIPTION REVENUE AND EXPENSE RECOGNITION

Revenue from municipal code contracts is recognized on the percentage-of-completion method: completion is measured based on the percentage of direct labor costs incurred to date compared to estimated direct labor costs for each contract. While we use available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Under this method, the costs incurred and the related revenues are included in the income statement as work progresses. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. If a revised estimate indicates a loss, such loss is provided for in its entirety. The amount by which revenues are earned in advance of contractual collection dates is an unbilled receivable and the amount by which contractual billings exceed earned revenues is deferred revenue which is carried as a liability.

STOCK OPTIONS

We account for compensation expense for stock options under the "intrinsic value" based method in accordance with the provisions of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock option plans.

INTANGIBLE ASSETS (GOODWILL)

As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002. Based on the impairment test required by SFAS No. 142 that we conducted in the quarter ended March 31, 2002, a non-recurring, after-tax charge of $1,481,858 was taken against income and is reported as cumulative effect of change in accounting principle in the income statement. As of September 30, 2003, our remaining goodwill balance was $753,737.

SPECIAL PURPOSE VEHICLES OR OFF BALANCE SHEET BUSINESS ARRANGEMENTS

We do not utilize any special purpose financing vehicles. We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is considered material. We hold no fair value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk."

ITEM 4. CONTROLS AND PROCEDURES

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

In addition, there were no changes during the period covered by this report in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

         4(a)* Sixth Amendment to Credit Agreement dated October 20, 2003 by and among Fifth Third Bank, Central Ohio, Bancinsurance Corporation and American Legal Publishing Corporation.

         4(b)* Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank.

         4(c)* Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhatten Bank USA, National Association, John Sokol, Si Sokol and Sally Cress.

         4(d)* Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank.

         31.1* Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1* Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

               The Company furnished a Form 8-K, dated July 30, 2003, on July 31, 2003 to report the issuance of a press release by the Company announcing results of operations for the second quarter ended June 30, 2003.

               No other reports on Form 8-K were filed during the third quarter of 2003; however,

               The Company furnished a Form 8-K, dated October 1, 2003, on October 1, 2003 to report the issuance of a press release by the Company announcing that it raised $7,000,000 of capital through the issuance of floating rate trust preferred securities by BIC Statutory Trust II, a special purpose business trust subsidiary formed by the Company.

               The Company furnished a Form 8-K, dated October 29, 2003, on October 29, 2003 to report the issuance of a press release by the Company announcing results of operations for the third quarter ended September 30, 2003.

-----------------
* Filed with this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BANCINSURANCE CORPORATION
                               -------------------------
                                     (Registrant)

Date: November 13, 2003        By:                /s/ Si Sokol
                                  ----------------------------------------------
                                                    Si Sokol
                                       Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 13, 2003        By:                /s/ Sally J. Cress
                                  ----------------------------------------------
                                                    Sally J. Cress
                                              Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)