Form 10-K
period 2003-12-31
BANCINSURANCE CORP
filed 2004-03-22
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 0-8738

                            BANCINSURANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                    31-0790882
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  250 East Broad Street, Columbus, Ohio                 43215
 ----------------------------------------            ----------
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (614) 220-5200

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of each exchange
                                            on which registered

          NONE                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE
                        --------------------------------
                                (Title of Class)

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

                                                         YES [ ]   NO  [X]

The aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $10,908,477.

The number of the registrant's Common Shares outstanding as of February 27, 2004 was 4,920,050.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II of this report.

Portions of the registrant's Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Shareholders to be held on June 2, 2004 are incorporated by reference into Part III of this report.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                                 2003 FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             Page
                                                       PART I

Item 1.         Business................................................................................       3
Item 2.         Properties..............................................................................       7
Item 3.         Legal Proceedings.......................................................................       7
Item 4.         Submission of Matters to a Vote of Security Holders.....................................       7

                                                       PART II

Item 5.         Market for the Registrant's Common Shares and Related Shareholder Matters...............       7
Item 6.         Selected Financial Data.................................................................       7
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................       8
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk..............................       8
Item 8.         Consolidated Financial Statements and Supplementary Data................................       8
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....       8
Item 9A.        Controls and Procedures.................................................................       8

                                                      PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       8
Item 11.        Executive Compensation..................................................................       8
Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       9
Item 13.        Certain Relationships and Related Transactions..........................................       9
Item 14.        Principal Accounting Fees and Services..................................................       9

                                                       PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................       9

                                     PART I

Item 1. Business

GENERAL/OVERVIEW

Bancinsurance Corporation is an Ohio insurance holding company primarily engaged in the underwriting of specialized insurance products through our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"), an Ohio corporation. Ohio Indemnity is licensed to transact business in 47 states and the District of Columbia and on a surplus lines basis in Texas. We are also engaged in the municipal code publishing business and offer a wide range of municipal code publishing services for state and local governments through our wholly-owned subsidiary, American Legal Publishing Corporation ("ALPC"), an Ohio corporation which was acquired in February 2000. In addition, our wholly-owned subsidiary, Ultimate Services Agency, LLC ("USA"), an Ohio limited liability company which we formed in July 2002, is a property/casualty insurance agency. Financial information for our business segments for the three years ended December 31, 2003 is included in Note 24 to the Consolidated Financial Statements in our 2003 Annual Report to shareholders. Unless the context indicates otherwise, all references to Bancinsurance or the "Company" refer to Bancinsurance and its subsidiaries.

The Company's common stock shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "BCIS." General information about Bancinsurance is available on the Company's Internet website, bancins.com.

PRODUCTS

Ohio Indemnity Company

The majority of our net premiums written and premiums earned are derived from two distinct lines of business offered by Ohio Indemnity: (1) products designed for automobile lenders/dealers and (2) unemployment compensation and bail bond products. In 2003, we had net premiums earned of $47,369,056 with 88% attributable to our lender/dealer products and 12% attributable to our unemployment compensation and bail bond products.

Lender/Dealer Products. Our automobile lender/dealer group offers three types of products: First, our ultimate loss insurance, a blanket vendor single interest coverage, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. Ultimate loss insurance insures against damage to pledged collateral in cases where the collateral is not otherwise insured. Our standard ultimate loss insurance policy covers physical damage to the collateral in an amount not to exceed the lesser of the collateral's fair market value or the outstanding loan balance. This blanket vendor single interest policy is generally written to cover the lending institution's complete portfolio of collateralized personal property loans, which generally consist of automobile loans. Certain ultimate loss insurance policies are eligible for experience rated and return premium refunds based on comparisons between actual and expected losses. We also offer supplemental insurance coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender's collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral. During 2003, we provided ultimate loss insurance coverage to approximately 490 lending institutions. The premiums charged for ultimate loss insurance are based on claims experience, loan volumes and general market conditions. Ultimate loss insurance products represented 70% of our net premiums earned during 2003.

Second, our creditor placed insurance provides an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender's automobile loan portfolio, creditor placed insurance covers an automobile lender's loan portfolio through tracking individual borrowers' insurance coverage. When cancellation or expiration notices are received by the lender, the lender purchases physical damage coverage for that loan. The lender then charges the premium to the borrower. The National Association of Insurance Commissioners developed a "model act" for creditor placed insurance in 1996 and several states have adopted its provisions. The model act helped to clarify program parameters that are acceptable to regulators. Our creditor placed insurance product complies with the model act. During 2003, creditor placed insurance represented 12% of our net premiums earned.

Third, our Guaranteed Auto Protection ("GAP") insures the difference or gap between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. GAP amounts result from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long term loans (60-84 months) and low trade-in prices contribute to such gap amounts.

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

Our GAP product is filed and approved in 45 states. During 2003, we provided GAP coverage to approximately 1,186 lenders, lessors and dealers. GAP products represented 6% of our net premiums earned during 2003.

Unemployment Compensation and Bail Bond Products. We offer three types of unemployment compensation products: (1) bonded service, (2) excess of loss and
(3) mandated bonds. Our unemployment compensation products are utilized by not-for-profit entities which elect not to pay the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agencies to the entities' former employees. Certain national cost containment firms provide programs to ensure that reimbursing employers discharge their unemployment compensation commitments. Through our bonded service products, Ohio Indemnity bonds these national cost containment firms for their program service responsibilities. Ohio Indemnity also provides excess of loss coverage, under trust arrangements, to groups of not-for-profit entities that want to declare reimbursing status for their unemployment compensation obligations. We also underwrite state mandated surety bonds. Certain states require that reimbursing employers post a bond as a security for the performance of their reimbursing obligations. Ohio Indemnity provides this mandated bond on behalf of employers enrolled in the bonded service program. In addition to the unemployment compensation products, we provide bail bond coverage through an assumed reinsurance agreement for 15% participation, with other insurers assuming the remaining exposure. This agreement insures a bail bond company against losses arising from the nonperformance of bail requirements.

Ohio Indemnity sells our insurance products through a network of distribution channels, including four managing general agents, approximately thirty independent agents and direct sales.

For the Company's business concentrations, see note 18 to the Consolidated Financial Statements.

American Legal Publishing Corporation

Municipal Code Publishing. Certain states require municipalities and/or counties to have a code of ordinances. ALPC publishes, supplements, and distributes codes of ordinances for municipalities and counties throughout the United States. ALPC has developed and markets a "Basic Code of Ordinances" for smaller municipalities and counties. The "Basic Code of Ordinances" enables municipalities and counties to fulfill the state requirements. ALPC also provides information management services to more than 1,800 municipalities and counties nationwide as well as state governments. These information management services include electronic publishing, document imaging and internet hosting services.

In addition, ALPC provides codification services, including: (1) review of municipal ordinances, at the client's request, to determine if there are potential conflicts with state and federal laws, state and federal constitutions, or state and federal court decisions; (2) review of specific ordinances of the client to make certain that they do not conflict with other ordinances or its charter, if one exists; and (3) preparation of recommendations for clients concerning changes, additions or deletions to their ordinances.

ALPC codification and subscription fees represented 7.1%, 7.4% and 6.1% of the Company's total revenues in 2003, 2002 and 2001, respectively.

Ultimate Services Agency, LLC

Insurance Agency. In July 2002, we formed USA to act as an agency for placing property and casualty insurance policies offered and underwritten by Ohio Indemnity and by other property and casualty insurance companies.

COMPETITION

The insurance business is highly competitive with approximately 3,000 property/casualty insurance companies in the United States. The majority of such property/casualty insurers are not engaged in the specialty lines of insurance which we underwrite. Some of our competitors offer more diversified insurance coverage, have greater financial resources, and may offer lower premiums, more complete and complex product lines, greater pricing flexibility, different marketing techniques or better agent compensation. Management believes that one of our competitive advantages is specializing in limited insurance lines. This specialization allows us to refine our underwriting and claims techniques, which in turn, provides agents and insureds with superior service.

Insurers who have designed coverages for reimbursing employers with loss limitation features similar in concept to our unemployment compensation products provide indirect competition for our unemployment compensation products. We believe that our unemployment compensation products have cost savings which enable the products to compete effectively against providers of loss limitation coverages.

Approximately 19 companies are engaged in the municipal code publishing business. Five of such companies operate on either a national or regional basis, with the remainder serving clients only within a relatively small geographic area. ALPC currently represents approximately 1,800 local governmental units in 40 states.

There can be no assurance that we will not face additional competition in our markets from new or existing competitors.

REINSURANCE

In the ordinary course of business, we assume and cede reinsurance with other insurers and reinsurers. Such arrangements serve to enhance our capacity to write business, provide greater diversification and limit our maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would only reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers.

We report balances pertaining to reinsurance transactions on a "gross" basis on the balance sheet, meaning that reinsurance recoverables on unpaid losses, ceded experience rating adjustments payable and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

The Company's ceded reinsurance transactions are attributable to our lender/dealer business. The assumed business represents a quota share participation in the gross liability of an insurer covering bail bond business. During 2003, the Company entered into two new quota share reinsurance agreements whereby 100% of our lender/dealer business for two customers was ceded. Under the two separate agreements, the Company ceded written premium of $18,459,771 and $8,826,954, respectively. For both agreements, the Company has obtained collateral in the form of a letter of credit and a trust from the reinsurers to secure their obligations. Under the provisions of the reinsurance agreements, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.

REGULATION

Insurance Company Regulation

Ohio Indemnity, as an Ohio property/casualty insurance corporation, is subject to the regulatory supervision of the Ohio Department of Insurance. In addition, Ohio Indemnity is subject to regulation in each jurisdiction in which it is licensed to write insurance.

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

We are also subject to the Ohio Insurance Holding Company System Regulatory Act, as amended (the "Ohio Insurance Holding Company Act"), which requires that notice of the proposed payment of any dividend or other distribution by Ohio Indemnity be given to the Ohio Superintendent of Insurance at least ten days prior to payment. If such dividend or distribution, together with any other dividends or distributions made within the preceding 12 months, exceed the greater of: (1) 10% of Ohio Indemnity's statutory surplus as of the immediately preceding December 31, or (2) the net income of Ohio Indemnity for the immediately preceding calendar year, notice of the proposed dividend or distribution is required to be given to the Superintendent at least 30 days prior to payment. The Superintendent may disapprove the dividend or distribution within the ten day period following receipt of such notice.

Most states have insurance laws requiring that rate schedules and other information be filed with the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove of a premium rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates vary by class of business, hazard assumed and size of risk, and are not necessarily uniform for all insurers. Many states have recently adopted laws which limit the ability of insurance companies to increase rates. To date, such limitations have not had a material impact on us, and we have no knowledge of any such limitations that may materially affect our future results of operations. However, there can be no assurance that such limitations will not have a material adverse affect on our results of operations in the future.

All insurance companies must file annual statements in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. On July 21, 2003, the Ohio Department of Insurance issued its examination report on Ohio Indemnity for the period from January 1, 1997 through September 30, 2002. No recommendations or adjustments to the financial statements were noted as a result of the examination. We are not aware of any recommendations by regulatory authorities which, if implemented, would have a material adverse effect on our liquidity, capital resources or results of operations.

Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state's insurance department. As of December 31, 2003, we have securities with a fair value of approximately $4,696,597 deposited with eleven state insurance departments. The deposits, typically required by a state's insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

Ohio Insurance Holding Company System Regulation

Pursuant to the Ohio Insurance Holding Company Act, no person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Bancinsurance or Ohio Indemnity, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, under the Ohio Insurance Holding Company Act, certain material transactions involving Ohio Indemnity and its affiliates must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. The Superintendent may elect not to approve such transaction within such 30-day period if it does not meet the required standards. Transactions requiring approval by the Superintendent include sales, purchases, or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required under the Ohio Insurance Holding Company Act to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. We believe that we are in compliance with the Ohio Insurance Holding Company Act and the related regulations.

National Association of Insurance Commissioners

All states have adopted the financial reporting form of the National Association of Insurance Commissioners ("NAIC"), which form is typically referred to as the NAIC "annual statement." In addition, most states, including Ohio, generally defer to NAIC with respect to statutory accounting practices and procedures. In this regard, NAIC has a substantial degree of practical influence and is able to accomplish quasi-legislative initiatives through amendments to the NAIC annual statement and applicable statutory accounting practices and procedures. The Ohio Department of Insurance requires that insurance companies domiciled in the State of Ohio prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual.

The NAIC applies a Risk Based Capital test to property/casualty insurers. Ohio also applies the NAIC Risk Based Capital test. The Risk Based Capital test serves as a benchmark of an insurance enterprise's solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Based on our analysis, we believe that our total adjusted capital is in excess of all required action levels and that no corrective action will be necessary.

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

EMPLOYEES

As of February 27, 2004, we employed approximately 70 full-time employees and four part-time employees. None of our employees are represented by a collective bargaining agreement, and we are not aware of any efforts to unionize our employees.

SERVICE MARKS

We have developed common law rights in the service marks, "ULTIMATE LOSS INSURANCE" and "UTIMATE GAP," which are registered in Ohio. We have also developed common law rights in, "BI BANCINSURANCE CORPORATION" (stylized letters) in each state in which Bancinsurance is operating. While these service marks are important to us, we do not believe our business is materially dependent on any one of them.

Item 2. Properties

As of February 27, 2004, we lease a total of approximately 18,056 square feet of office space in two locations. We lease 11,868 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2001 and expires on December 31, 2008. The lease provides for monthly rent of $13,230. ALPC leases 6,188 square feet in Cincinnati, Ohio pursuant to a lease that expires on July 31, 2004. The lease provides for monthly rent of $6,327, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.

Item 3. Legal Proceedings

We are involved in ordinary routine litigation incidental to our business. We do not believe any of this litigation is material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5. Market for the Registrant's Common Shares and Related Shareholder
Matters

The information required by these items are included under the captions "Market Information," "Holders" and "Dividends" in our 2003 Annual Report and are incorporated herein by reference.

Item 6. Selected Financial Data

The information required by this Item 6 is included under the caption "Selected Financial Data" in our 2003 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 7A is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report and is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2003 and 2002, and our consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 2003, 2002 and 2001 and the notes to the financial statements, together with the Independent Auditor's report thereon, are included in our 2003 Annual Report and are incorporated herein by reference.

Our Financial Statement Schedules and the Independent Auditor's Consent and Report on the Financial Statement Schedules are included in Item 15 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants during each of the two fiscal years ended December 31, 2003 and 2002.

Item 9A. Controls and Procedures

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is included under the captions "Election of Directors," "Executive Officers of the Company," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Proxy Statement relating to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included under the captions "Board Meetings and Committees," "Election of Directors" and "Executive Compensation" in our Proxy Statement relating to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the number of our common shares issuable upon exercise of outstanding options, warrants and rights under our equity compensation plans, the weighted-average exercise price of the outstanding options, warrants and rights under our equity compensation plans and the number of our common shares remaining available for future issuance under our equity compensation plans, each as of December 31, 2003. Each of our equity compensation plans has been approved by our shareholders.

                                             (a)                         (b)                              (c)
                                                                                            Number of securities remaining
                                    Number of securities to      Weighted-average            available for future issuance
                                    be issued upon exercise      exercise price of          under equity compensation plans
                                    of outstanding options,     outstanding options,       (excluding securities reflected in
         Plan category                warrants and rights       warrants and rights                    column (a))
---------------------------------   -----------------------     --------------------       ----------------------------------
Equity compensation plans
approved by security holders.....           586,400                     $ 4.90                            396,000

Equity compensation plans
not approved by security holders.              None                        None                              None
                                            -------                     -------                           -------
      Total......................           586,400                     $  4.90                           396,000
                                            =======                     =======                           =======

Other information required by this Item 12 is included under the caption "Principal Shareholders" in our Proxy Statement relating to the 2004 Annual Meeting of Shareholders and in the notes to the Consolidated Financial Statements in our 2003 Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is included under the caption "Audit Committee Report - Independent Auditor Fees" in our Proxy Statement relating to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) The following documents are filed as a part of this report:

            (1)  Financial Statements

                 The following financial statements, which are included in our 2003 Annual Report, have been incorporated herein by reference as set forth in Item 8 of Part II of this report:

                 Consolidated Balance Sheets as of December 31, 2003 and 2002

                 Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

                 Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

                 Notes to Consolidated Financial Statements

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

            (3)  Exhibits

                 The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K."

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

                 3(c) Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

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

                 4(g) Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

                 4(h) Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

                 4(i) Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

                 4(j) Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

                 4(k) Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

                 4(l) Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

                 4(m) Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

                 10(a) Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

                 10(b)# Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

                 10(c)# Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

                 10(d)# Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

                 10(e)# Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

                 13(a)* Annual Report to Shareholders for the fiscal year ended December 31, 2003 (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K).

                 21*      Subsidiaries of the Registrant as of December 31,
                          2003.

                 23(a)*   Consent of Ernst & Young LLP.

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

                32.1* Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*        Filed with this Annual Report on Form 10-K.

# Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         Bancinsurance Corporation furnished a Form 8-K, dated October 1, 2003, on October 1, 2003 to report the issuance of a press release announcing that it raised $7,000,000 of capital through the issuance of floating rate trust preferred securities by BIC Statutory Trust II, a special purpose business trust subsidiary formed by Bancinsurance.

         Bancinsurance Corporation furnished a Form 8-K, dated October 29, 2003, on October 29, 2003 to report the issuance of a press release announcing results of operations for the three months and nine months ended September 30, 2003.

(c)      Exhibits

         See Item 15(a)(3).

(d)      Financial Statement Schedules

         See Item 15(a)(2).

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

Schedule I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT IN RELATED PARTIES

                                                    December 31, 2003
-----------------------------------------------------------------------------------------------------------------------
                             Column A                            Column B             Column C             Column D
                             --------                            --------             --------             --------
                                                                                     Estimated          Amount at which
                                                                                        fair             shown in the
                       Type of Investment                        Cost (1)               value            balance sheet
-------------------------------------------------------------  ------------         ------------        ---------------
Held to maturity:
   Fixed maturities:
      Governments                                              $    437,268         $    442,730          $    437,268
      States, territories and possessions                           709,233              760,166               709,233
      Political subdivisions                                      2,098,190            2,186,088             2,098,190
      Special revenue and assessments                             1,627,321            1,677,141             1,627,321
                                                               ------------         ------------          ------------
                   Total held to maturity                         4,872,012            5,066,125             4,872,012
                                                               ------------         ------------          ------------
Available for sale:
   Fixed maturities:
      Governments                                                 1,500,000            1,487,448             1,487,448
      States, territories and possessions                           408,462              420,098               420,098
      Political subdivisions                                      1,936,554            2,007,120             2,007,120
      Special revenue and assessments                            16,315,490           16,482,847            16,482,847
      Industrial and miscellaneous                                  628,966              631,584               631,584
      Asset-backed securities                                     1,433,162            1,430,770             1,430,770
      Redeemable preferred stock                                  6,400,000            6,458,282             6,458,282
                                                               ------------         ------------          ------------
                   Total available for sale fixed
                      maturities                                 28,622,634           28,918,149            28,918,149
                                                               ------------         ------------          ------------
   Equity securities:
      Nonredeemable preferred stock:
         Public utilities                                           375,541              372,536               372,536
         Banks, trusts and insurance companies                    1,373,143            1,532,210             1,532,210
         Industrial and miscellaneous                               452,520              468,255               468,255
      Common stock:
         Public utilities                                           224,820              252,832               252,832
         Banks, trusts and insurance companies                    1,768,230            2,676,832             2,676,832
         Industrial and miscellaneous                             3,427,626            4,933,193             4,933,193
                                                               ------------         ------------          ------------
                   Total available for sale equity securities     7,621,880           10,235,858            10,235,858
                                                               ------------         ------------          ------------
Short-term investments                                           28,904,680           28,904,680            28,904,680
Other invested assets                                             1,049,136            1,129,705             1,049,136
                                                               ------------         ------------          ------------
                   Total investments                           $ 71,070,342         $ 74,254,517          $ 73,979,835
                                                               ============         ============          ============

(1) Original cost of equity securities, adjusted for any write downs, and, as to fixed maturities and short-term investments, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                December 31,
               Assets                                 2003                       2002
---------------------------------------          --------------              ------------
Cash (overdraft)                                 $       51,978              $    (29,100)
Unaffiliated investments                              4,227,772                   431,289
Investments in subsidiaries (at equity)              42,874,293                37,455,526
Other                                                 3,089,365                 2,409,260
                                                 --------------              ------------
                                                     50,243,408                40,266,975
                                                 ==============              ============
Liabilities and Shareholders' Equity
Note payable to bank                                          -                 2,100,000
Subordinated debentures                              15,465,000                 8,248,000
Other                                                 1,413,380                 1,017,137
Shareholders' equity                                 33,365,028                28,901,838
                                                 --------------              ------------
                                                 $   50,243,408              $ 40,266,975
                                                 ==============              ============

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                                                                  Years ended December 31,
                                                         2003               2002               2001
                                                     -----------        -----------        -----------
Other income                                         $   388,406        $   138,285        $    70,971
Dividends from subsidiaries                                    -          1,290,000            630,000
Interest expense                                        (538,667)          (104,144)           (12,044)
General and administrative expenses                   (1,165,677)        (1,246,394)          (862,675)
                                                     -----------        -----------        -----------
              Income (loss) before tax benefit
                and equity in earnings of
                subsidiaries                          (1,315,938)            77,747           (173,748)
Income tax benefit                                       426,143            368,232            270,023
                                                     -----------        -----------        -----------
              Income (loss) before equity in
                earnings of subsidiaries                (889,795)           445,979             96,275
Equity in undistributed earnings of subsidiaries       4,799,612            443,634          2,978,915
                                                     -----------        -----------        -----------
Net income                                           $ 3,909,817        $   889,613        $ 3,075,190
                                                     ===========        ===========        ===========

                   BANCINSURANCE CORPORATION AND SUBSIDIARIES

                Schedule II - CONDENSED FINANCIAL INFORMATION OF
                 BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Years ended December 31,
                                                                             2003                2002                2001
                                                                         ------------        ------------        ------------
Cash flows from operating activities:
   Net income                                                            $  3,909,817        $    889,613        $  3,075,190
   Adjustments to reconcile net income to net cash used in
       operating activities:
          Equity in undistributed net earnings of subsidiaries             (4,163,416)           (919,417)         (2,988,511)
          Net realized loss on disposal of furniture and equipment                  -                   -               6,014
          Deferred federal income tax benefit                                 139,762             (83,752)            (36,150)
          Change in operating assets and liabilities:
                Notes receivable                                              (12,891)            212,071              41,000
                Loans to affiliates                                           (71,719)            (78,719)           (166,169)
                Accounts receivable from subsidiaries                        (490,401)            816,771            (905,352)
                Other assets                                                 (362,452)           (402,965)           (130,419)
                Accounts payable to subsidiaries                               77,311          (1,088,615)            (95,888)
                Acquisition liabilities                                             -                   -            (159,659)
                Other liabilities                                             283,870             (35,963)            788,301
                                                                         ------------        ------------        ------------
                Net cash used in operating activities                        (690,119)           (690,976)           (571,643)
                                                                         ------------        ------------        ------------
Cash flows from investing activities:
   Proceeds from available for sale fixed maturities
      sold, redeemed or matured                                               174,250                   -                   -
   Proceeds from available for sale equity
      securities sold                                                         677,083                   -                   -
   Cost of investments purchased:
      Available for sale fixed maturities                                    (958,062)                  -                   -
      Available for sale equity securities                                 (2,512,513)                  -                   -
   Other                                                                   (1,137,855)                  -            (475,180)
                                                                         ------------        ------------        ------------
                Net cash used in investing activities                      (3,757,097)                  -            (475,180)
                                                                         ------------        ------------        ------------
Cash flows from financing activities:
   Proceeds from note payable to bank                                       5,900,000          20,040,000          20,350,000
   Repayments of note payable to bank                                      (8,000,000)        (23,540,000)        (19,892,000)
   Proceeds from stock options exercised                                            -               2,789                   -
   Acquisition of treasury stock                                             (371,706)         (3,852,611)             (4,542)
   Proceeds from issuance of trust preferred debt to affiliates             7,000,000           8,000,000                   -
                                                                         ------------        ------------        ------------
                Net cash provided by financing activities                   4,528,294             650,178             453,458
                                                                         ------------        ------------        ------------
Net increase (decrease) in cash                                                81,078             (40,798)           (593,365)
                                                                         ------------        ------------        ------------
Cash (overdraft) at beginning of year                                         (29,100)             11,698             605,063
                                                                         ------------        ------------        ------------
Cash (overdraft) at end of year                                          $     51,978        $    (29,100)       $     11,698
                                                                         ============        ============        ============
Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                              $    539,390        $     69,768        $     12,514
                                                                         ============        ============        ============
   Income taxes                                                          $    600,000        $  1,988,102        $    950,000
                                                                         ============        ============        ============

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Bancinsurance Corporation

Dated: March 22, 2004                        By        /s/Si Sokol
                                                 -----------------------------
                                                          Si Sokol
                                                Chairman of Board of Directors
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 22, 2004        /s/ Si Sokol                  Dated: March 22, 2004    /s/ John S. Sokol
                         ------------------------------                            --------------------------
                                 Si Sokol                                               John S. Sokol
                         Chairman of Board of Directors                               President and Director
                          and Chief Executive Officer
                         (Principal Executive Officer)

Dated: March 22, 2004        /s/ Kenton R. Bowen           Dated: March 22, 2004    /s/ Daniel D. Harkins
                           --------------------------                              --------------------------
                                Kenton R. Bowen                                         Daniel D. Harkins
                                    Director                                                 Director

Dated: March 22, 2004        /s/ William S. Sheley         Dated: March 22, 2004    /s/ Saul Sokol
                           --------------------------                              --------------------------
                                William S. Sheley                                       Saul Sokol
                                    Director                                              Director

Dated: March 22, 2004        /s/ Matthew D. Walter         Dated: March 22, 2004    /s/ Sally J. Cress
                           --------------------------                              --------------------------
                                Matthew D. Walter                                       Sally J. Cress
                                    Director                                         Treasurer and Secretary
                                                                                    (Principal Financial and
                                                                                      Accounting Officer)

                                INDEX OF EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K

Exhibit No.                                    Description
-----------                                    -----------
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

    3(c)       Amended and Restated Articles of Incorporation of Bancinsurance Corporation
               (reflecting amendments through March 10, 1993) (for SEC reporting purposes only)
               (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December
               31, 2001 (file number 0-8738), which is incorporated herein by reference).

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

    4(g)       Sixth Amendment to Credit Agreement dated October 20, 2003 by and between
               Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10Q for the fiscal quarter ended September 30, 2003
               (file number 0-8738), which is incorporated herein by reference).

    4(h)       Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and
               State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002
               (file number 0-8738), which is incorporated herein by reference).

4(i)       Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among
           Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut,
           National Association, John Sokol, Si Sokol and Sally Cress (reference is made to
           Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number
           0-8738), which is incorporated herein by reference).

4(j)       Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance
           Corporation and State Street Bank and Trust Company of Connecticut, National
           Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended
           December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(k)       Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and
           JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(l)       Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among
           Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National
           Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c)
           of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(m)       Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance
           Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

10(a)      Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio
           Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#     Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d)
           of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10(c)#     Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f)
           of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10(d)#     Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and
           Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

10(e)#     Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

13(a)*     Annual Report to Shareholders for the fiscal year ended December 31, 2003 (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K).

21*        Subsidiaries of the Registrant as of December 31, 2003.

23(a)*     Consent of Ernst & Young LLP.

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

32.1*      Certification of Principal Executive Officer and Principal Financial Officer Pursuant
           to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.

-----------

*        Filed with this Annual Report on Form 10-K.

# Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.