Form 10-Q
period 2004-03-31
BANCINSURANCE CORP
filed 2004-05-07
CIK 276400

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------   -----------------------------
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

                                 (614) 220-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number,including area code)

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

                                                              YES [ ] NO [X]

  The number of outstanding Common Shares, without par value, of the registrant as of April 30, 2004 was 4,920,050.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                                         Page No.
                                                                                      --------------
PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

        Consolidated Statements of Income for the
              three months ended March 31, 2004 and 2003 (unaudited)............                   3

         Consolidated Balance Sheets as of
              March 31, 2004 (unaudited) and December 31, 2003..................                   4

         Consolidated Statements of Cash Flows for the
              three months ended March 31, 2004 and 2003 (unaudited)............                   6

         Notes to Consolidated Financial Statements (unaudited).................                   7

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................                  11

   Item 3. Quantitative and Qualitative Disclosures About
              Market Risk.......................................................                  20

   Item 4. Controls and Procedures..............................................                  20

PART II - OTHER INFORMATION AND SIGNATURES

   Item 1. Legal Proceedings....................................................      Not Applicable

   Item 2. Changes in Securities and Use of Proceeds............................                  20

   Item 3. Defaults Upon Senior Securities......................................      Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders .................      Not Applicable

   Item 5. Other Information....................................................      Not Applicable

   Item 6. Exhibits and Reports on Form 8-K.....................................                  20

   Signatures...................................................................                  21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                     2004              2003
                                                 ------------      -------------
Revenues:
     Net premiums earned                         $ 11,507,567      $  11,160,976
     Net investment income                            410,835            353,769
     Net realized gains on investments                343,872            234,035
     Codification and subscription fees               993,461            879,716
     Management fees                                   32,997            128,116
     Other income                                      53,876             14,889
                                                 ------------      -------------
            Total revenues                         13,342,608         12,771,501
                                                 ------------      -------------
Expenses:
     Losses and loss adjustment expenses            6,315,626          6,138,910
     Experience rating adjustments                    535,920          1,574,131
     Commission expense                             2,112,529          1,391,250
     Other insurance operating expenses             1,335,783          1,216,163
     Codification and subscription expenses           990,837            730,224
     General and administrative expenses              221,872            173,456
     Interest expense                                 226,603            109,832
                                                 ------------      -------------
            Total expenses                         11,739,170         11,333,966
                                                 ------------      -------------
            Income before federal income taxes      1,603,438          1,437,535

Federal income tax expense                            444,845            408,532
                                                 ------------      -------------
            Net income                           $  1,158,593      $   1,029,003
                                                 ============      =============
Net income per common share:
     Basic                                       $        .24      $         .21
     Diluted                                     $        .22      $         .20

See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                      March 31,           December 31,
                                                                                        2004                  2003
                                                                                  --------------        --------------
                                                                                    (Unaudited)             (Note 1)
Assets
Investments:
    Held to maturity:
     Fixed maturities, at amortized cost (fair value
      $5,075,045 in 2004 and $5,066,125 in 2003)                                  $    4,855,659        $     4,872,012
    Available for sale:
     Fixed maturities, at fair value (amortized cost
      $25,098,217 in 2004 and $28,622,634 in 2003)                                    25,470,759             28,918,149
     Equity securities, at fair value (cost $7,517,850
      in 2004 and $7,621,880 in 2003)                                                  9,801,720             10,235,858
    Short-term investments, at cost which approximates fair value                     31,452,385             28,904,680
    Other invested assets                                                              1,049,136              1,049,136
                                                                                  --------------        ---------------
              Total investments                                                       72,629,659             73,979,835
                                                                                  --------------        ---------------

Cash                                                                                   2,998,891              2,949,627
Premiums receivable                                                                    8,470,460             10,661,766
Accounts receivable, net                                                                 827,611                993,093
Reinsurance recoverables                                                               3,689,455              4,926,446
Prepaid reinsurance premiums                                                          10,164,557             12,244,588
Deferred policy acquisition costs                                                      5,278,384              4,962,150
Estimated earnings in excess of billings on uncompleted codification contracts           220,311                283,336
Loans to affiliates                                                                      768,995                770,466
Goodwill                                                                                 753,737                753,737
Intangible assets, net                                                                   901,419                920,048
Accrued investment income                                                                475,760                541,519
Other assets                                                                           1,860,679              1,883,125
                                                                                  --------------        ---------------
              Total assets                                                        $  109,039,918        $   115,869,736
                                                                                  ==============        ===============

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                                                                                     March 31,           December 31,
                                                                                       2004                  2003
                                                                                  -------------         -------------
                                                                                   (Unaudited)             (Note 1)
Liabilities and Shareholders' Equity
Reserve for unpaid losses and loss adjustment expenses                            $  11,816,922         $  14,385,919
Unearned premiums                                                                    24,445,864            25,124,137
Ceded reinsurance premiums payable                                                            -             1,721,963
Experience rating adjustments payable                                                 8,698,114             6,997,784
Retrospective premium adjustments payable                                             1,777,482             5,370,273
Funds held under reinsurance treaties                                                 1,703,770             2,646,693
Contract funds on deposit                                                             2,962,088             1,908,184
Taxes, licenses and fees payable                                                        358,444             1,315,443
Current federal income taxes                                                            490,990               511,091
Deferred federal income taxes                                                           776,523               852,625
Deferred ceded commissions                                                              976,907             1,224,938
Commissions payable                                                                   2,574,102             2,660,979
Billings in excess of estimated earnings on uncompleted codification contracts          201,424               143,888
Notes payable                                                                           653,757                53,276
Other liabilities                                                                     1,781,943             2,122,515
Trust preferred debt issued to affiliates                                            15,465,000            15,465,000
                                                                                  -------------         -------------

              Total liabilities                                                      74,683,330            82,504,708
                                                                                  -------------         -------------

Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference Shares without par value; authorized 100,000
         shares; no shares issued or outstanding                                              -                     -
       Class B Serial Preference Shares without par value; authorized 98,646
         shares; no shares issued or outstanding                                              -                     -
     Common Shares without par value; authorized 20,000,000 shares;
         6,170,341 shares issued at March 31, 2004 and December 31, 2003,
         4,920,050 shares outstanding at March 31, 2004 and December 31, 2003         1,794,141             1,794,141
     Additional paid-in capital                                                       1,337,138             1,337,138
     Accumulated other comprehensive income                                           1,753,232             1,920,265
     Retained earnings                                                               35,497,925            34,339,332
                                                                                  -------------         -------------
                                                                                     40,382,436            39,390,876
     Less: Treasury shares, at cost (1,250,291 common shares at March 31, 2004
            and December 31, 2003)                                                   (6,025,848)           (6,025,848)
                                                                                  -------------         -------------
              Total shareholders' equity                                             34,356,588            33,365,028
                                                                                  -------------         -------------
              Total liabilities and shareholders' equity                          $ 109,039,918         $ 115,869,736
                                                                                  =============         =============

See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                       2004             2003
                                                                                  ------------      -------------
Cash flows from operating activities:
Net income                                                                        $  1,158,593      $   1,029,003
Adjustments to reconcile net income to net cash used in operating activities:
 Net realized gains on investments                                                    (343,872)          (234,035)
 Amortization                                                                           76,867             67,535
 Deferred federal income tax expense                                                     9,945            353,531
 Change in assets and liabilities:
  Premiums receivable                                                                2,191,306         (1,101,929)
  Accounts receivable, net                                                             165,482            110,778
  Reinsurance recoverables                                                           1,236,991         (1,017,555)
  Prepaid reinsurance premiums                                                       2,080,031         (4,205,890)
  Deferred policy acquisition costs                                                   (316,234)        (1,366,797)
  Other assets, net                                                                    152,701            (73,922)
  Reserve for unpaid losses and loss adjustment expenses                            (2,568,997)           (74,524)
  Unearned premiums                                                                   (678,273)         7,858,919
  Ceded reinsurance premiums payable                                                (1,721,963)                 -
  Experience rating adjustments payable                                              1,700,330          1,574,131
  Retrospective premium adjustments payable                                         (3,592,791)        (2,866,724)
  Funds held under reinsurance treaties                                               (942,923)         1,124,153
  Contract funds on deposit                                                          1,053,904           (523,846)
  Deferred ceded commissions                                                          (248,031)                 -
  Other liabilities, net                                                            (1,346,532)          (873,101)
                                                                                  ------------      -------------
  Net cash used in operating activities                                             (1,933,466)          (220,273)
                                                                                  ------------      -------------
 Cash flows from investing activities:
  Proceeds from held to maturity fixed maturities due to redemption or maturity         10,000                 -
  Proceeds from available for sale fixed maturities sold, redeemed or matured        7,464,762          1,585,750
  Proceeds from available for sale equity securities sold                            2,917,269          5,279,079
  Cost of investments purchased:
     Available for sale fixed maturities                                            (4,454,875)        (6,329,592)
     Available for sale equity securities                                           (2,006,721)       (12,009,356)
  Net change in short-term investments and other invested assets                    (2,547,705)         8,901,796
  Other                                                                                      -            (19,350)
                                                                                  ------------      ---------------
     Net cash provided by (used in) investing activities                             1,382,730         (2,591,673)
                                                                                  ------------      -------------
Cash flows from financing activities:
  Proceeds from note payable to bank                                                 3,000,000          3,000,000
  Repayments of note payable to bank                                                (2,400,000)        (2,100,000)
  Acquisition of treasury stock                                                              -           (225,000)
                                                                                  ------------      --------------
     Net cash provided by financing activities                                         600,000            675,000
                                                                                  ------------      -------------

Net increase (decrease) in cash                                                         49,264         (2,136,946)
Cash at December 31                                                                  2,949,627          4,306,007
                                                                                  ------------      -------------
Cash at March 31                                                                  $  2,998,891      $   2,169,061
                                                                                  ============      =============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

     Interest                                                                     $    222,590      $     112,156
     Income taxes                                                                 $    455,000      $           -


See accompanying notes to consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

1.    BASIS OF PRESENTATION

      We prepared the consolidated balance sheet as of March 31, 2004, the consolidated statements of income for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 without an audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Bancinsurance Corporation ("Bancinsurance") and subsidiaries (collectively, the "Company") as of March 31, 2004 and for all periods presented have been made.

      We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that you read these unaudited consolidated financial statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results of operations for the full 2004 year.

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

      Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2.    TRUST PREFERRED DEBT ISSUED TO AFFILIATES

      In December 2002, we organized BIC Statutory Trust I ("BIC Trust I"), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II ("BIC Trust II"), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the "Trusts") were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.12% and 5.34% at March 31, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.16% at March 31, 2004), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended March 31, 2004 and 2003 was $202,694 and $107,954, respectively. The Company was in compliance with all provisions of our debt covenants at March 31, 2004.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

      expected residual returns if they occur, or both. The Company adopted FIN 46 on July 1, 2003. Upon adoption, BIC Trust I was deconsolidated effective July 1, 2003 with prior periods reclassified in the consolidated financial statements. The deconsolidation did not have any impact on net income. In accordance with FIN 46, BIC Trust II was not consolidated upon formation in September 2003.

3.    STOCK OPTION PLANS

      We have three equity incentive plans which allow for granting options to certain employees and directors of the Company. We account for compensation expense related to such transactions using the "intrinsic value" based method under the provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

      As we account for stock options using the "intrinsic value" method, no compensation cost has been recognized in net income for the equity incentive plans. Had we accounted for all stock-based employee compensation under the "fair value" method (SFAS No. 123), our first quarter 2003 net income and earnings per share would have been reduced as follows (no options were granted in the first quarter of 2004):

                                                                Three Months Ended
                                                                     March 31,
                                                                       2003
                                                                ------------------
Net income, as reported                                         $        1,029,003
Deduct: Total stock-based employee compensation expense
  determined under "fair value" based method for all awards,
  net of related tax effects                                                   711
                                                                ------------------
Pro forma net income                                            $        1,028,292
                                                                ==================

      Basic and diluted earnings per share would not be impacted if the "fair value" based method had been applied to all awards. Compensation expense in the pro forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

4.    OTHER COMPREHENSIVE INCOME

      The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

                                                                             Three Months Ended March 31, 2004
                                                                           ------------------------------------
                                                                           Before-tax     Income    Net-of-tax
                                                                             amount     tax effect    amount
                                                                           ----------   ----------  -----------
Net unrealized holding gains (losses) on securities:
  Unrealized holding gains arising during 2004                             $   90,791   $   30,869  $    59,922
  Less: reclassification adjustments for gains realized in net income         343,872      116,916      226,956
                                                                           ----------   ----------  -----------
     Net unrealized holding losses                                           (253,081)     (86,048)     167,033)
                                                                           ----------   ----------  -----------
Other comprehensive loss                                                   $ (253,081)  $  (86,048) $  (167,033)
                                                                           ==========   ==========  ===========

                                                                             Three Months Ended March 31, 2003
                                                                           ------------------------------------
                                                                           Before-tax     Income    Net-of-tax
                                                                            amount      tax effect     amount
                                                                           ----------   ----------  -----------
Net unrealized holding gains (losses) on securities:
  Unrealized holding losses arising during 2003                            $ (215,609)  $  (73,307) $  (142,302)
  Less: reclassification adjustments for gains realized in net income         234,035       79,572      154,463
                                                                           ----------   ----------  -----------
     Net unrealized holding losses                                           (449,644)    (152,879)    (296,765)
                                                                           ----------   ----------  -----------
Other comprehensive loss                                                   $ (449,644)  $ (152,879) $  (296,765)
                                                                           ==========   ==========  ===========

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

5.    REINSURANCE

      Several of our insurance producers have formed sister reinsurance companies, commonly referred to as a producer-owned reinsurance company ("PORC"). The primary reason for an insurance producer to form a reinsurance company is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return, the Company receives a ceding commission, which is based on a percentage of the premiums ceded. Such arrangements align business partners with the Company's interests while preserving valued customer relationships. The majority of the Company's reinsurance consists of producer-owned reinsurance arrangements.

      Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would only reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers. We report balances pertaining to reinsurance transactions "gross" on the balance sheet, meaning that reinsurance recoverables on unpaid losses, ceded experience rating adjustments payable and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

      The Company's ceded reinsurance transactions are attributable to our lender/dealer business. Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer's premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer's premiums (along with the associated risk) was ceded to its PORC. For both reinsurance arrangements, the Company has obtained collateral in the form of a letter of credit and a trust from the reinsurers to secure their obligations. Under the provisions of the reinsurance agreements, the collateral must be equal to or greater than 100% to 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.

      The Company also assumes bail bond business at a 5% quota share participation. This participation was changed from 15% in 2003 to 5% in 2004.

      A reconciliation of direct to net premiums, on both a written and earned basis, for the three months ended March 31, 2004 and 2003 is as follows:

                         March 31,                       March 31,
                           2004                           2003
             -----------------------------    ------------------------------
                Premiums          Premiums       Premiums         Premiums
                written            earned        written           earned
             -------------    ------------    -------------    -------------
Direct       $  10,721,323    $ 14,946,221    $  17,660,195    $  12,595,210
Assumed             40,686          86,850           26,233           99,024
Ceded             (281,063)     (3,525,504)      (5,739,148)      (1,533,258)
             -------------    ------------    -------------    -------------
  Total      $  10,480,946    $ 11,507,567    $  11,947,280    $  11,160,976
             =============    ============    =============    =============

      The amounts of recoveries pertaining to reinsurance that were deducted from losses and loss adjustment expenses incurred during first quarter 2004 and 2003 were $930,998 and $1,196,002, respectively. The amount of recoveries pertaining to reinsurance that was deducted from experience rating adjustments during first quarter of 2004 was $1,164,377 (none in 2003). During first quarter 2004 and 2003, ceded reinsurance (increased) decreased commission expense incurred by $(6,157) and $2,016,312, respectively.

6.    COMMON SHARE REPURCHASE PROGRAM

      On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares previously approved. The repurchase program expired on December 31, 2003. Through March 31, 2003, we repurchased 699,224 common shares at an average price per share of $5.00 under this program. Repurchases were funded by cash flows from operations. There were no repurchases for the three months ended March 31, 2004.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

7.    SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

                                                     Three Months Ended
                                                         March 31,
                                                     2004         2003
                                                 -----------  ------------
Net income                                       $ 1,158,593  $  1,029,003
                                                 -----------  ------------
Income available to common shareholders,
    assuming dilution                              1,158,593    1,029,003
                                                 -----------  -----------
Weighted average common shares outstanding         4,920,050     4,996,402
Adjustments for dilutive securities:
    Dilutive effect of outstanding options           233,467        44,731
                                                 -----------  ------------
Diluted common shares                              5,153,517     5,041,133
                                                 ===========  ============
Earnings per common share:
    Basic                                        $       .24  $        .21
    Diluted                                      $       .22  $        .20

8.    SEGMENT INFORMATION

      We have three reportable business segments: (1) Property/Casualty Insurance; (2) Municipal Code Publishing; and (3) Insurance Agency. The following provides financial information regarding our reportable business segments. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material.

                                                              March 31, 2004
                                     -------------------------------------------------------------
                                                         Municipal                     Reportable
                                     Property/Casualty       Code        Insurance      Segment
                                        Insurance         Publishing      Agency         Total
                                     -----------------    -----------    ---------   -------------
Revenues from external customers     $      11,940,213    $   993,461    $     480   $  12,934,154
Intersegment revenues                            1,470              -       70,545          72,015
Interest revenue                               424,523              -           33         424,556
Interest expense                                    82            480            -             562
Depreciation and amortization                   55,418         34,109            -          89,527
Segment profit                               1,873,762          2,143       93,553       1,969,458
Income tax expense                             534,322          2,832       31,472         568,626
Segment assets                              98,089,378      2,611,379      555,886     101,256,643

                                                              March 31, 2003
                                     -------------------------------------------------------------
                                                         Municipal                     Reportable
                                     Property/Casualty       Code        Insurance      Segment
                                        Insurance         Publishing      Agency         Total
                                     -----------------    -----------    ---------   -------------
Revenues from external customers     $      11,715,365    $   879,716    $     709   $  12,595,790
Intersegment revenues                            1,470              -      137,955         139,425
Interest revenue                               353,114              -            3         353,117
Interest expense                                   264            534            -             798
Depreciation and amortization                   29,557         24,746            -          54,303
Segment profit                               1,445,494        148,959      104,856       1,699,309
Income tax expense                             405,721         55,705       35,557         496,983
Segment assets                              74,764,979      2,188,798      416,903      77,370,680

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements.

                                              March 31,         March 31,
                                                2004              2003
                                           --------------     -------------
Revenues
Total revenues for reportable segments     $   12,934,154     $  12,595,790
Other revenues                                     57,585             5,853
Interest revenue                                  447,694           449,786
Elimination of intersegment revenues              (96,825)         (279,928)
                                           --------------     -------------
Total consolidated revenues                $   13,342,608     $  12,771,501
                                           ==============     =============
Profit
Total profit for reportable segments       $    1,969,458     $   1,699,309
Other gain (loss)                                (269,195)           18,154
Elimination of intersegment profits               (96,825)         (279,928)
                                           --------------     -------------
Income before federal income taxes         $    1,603,438     $   1,437,535
                                           ==============     =============
Assets
Total assets for reportable segments       $  101,256,643     $  77,370,680
Parent company assets                           8,180,733        11,620,208
Elimination of intersegment receivables          (397,458)       (8,708,787)
                                           --------------     -------------
Total consolidated assets                  $  109,039,918     $  80,282,101
                                           ==============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancinsurance Corporation ("Bancinsurance") is a specialty property insurance holding company incorporated in the State of Ohio in 1970. Bancinsurance Corporation and its subsidiaries (collectively, the "Company") have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency, each of which are described in more detail below.

PRODUCTS AND SERVICES

Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"), is a specialty property insurance company. Our principal sources of revenue are premiums for insurance policies written by Ohio Indemnity. Ohio Indemnity, an Ohio corporation, is licensed in 47 states, the District of Columbia and for surplus lines in Texas. As such, Ohio Indemnity is subject to the regulations of the Ohio Department of Insurance (the "Department") and the regulations of each state in which it operates. The majority of Ohio Indemnity's premiums are derived from two distinct lines of business: (1) products designed for automobile lenders/dealers and (2) unemployment compensation and bail bond products.

Our automobile lender/dealer line offers three types of products. First, ULTIMATE LOSS INSURANCE(R) ("ULI"), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender's complete portfolio of collateralized personal property loans, typically automobiles. Second, creditor placed insurance ("CPI") is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender's automobile loan portfolio, CPI covers the portfolio through tracking individual borrowers' insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower's insurance has lapsed. Third, our guaranteed auto protection insurance ("GAP") pays the difference or "gap" between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The GAP product is sold to automobile dealers, lenders and lessors and provides coverage on either an individual or portfolio basis.

We offer three types of unemployment compensation products: (1) UCassure; (2) excess of loss; and (3) mandated bonds. Our unemployment compensation products are utilized by not-for-profit entities that elect not to pay the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agencies to the entities' former employees. Certain national cost containment firms provide programs to ensure that reimbursing employers discharge their unemployment compensation commitments. Through its UCassure and bonded service products, Ohio Indemnity insures these national cost containment firms for their program service responsibilities. Ohio Indemnity's bonded service program was discontinued at the end of 2003 and replaced by the UCassure product which provides Ohio Indemnity greater control in the distribution and expense management of the product. Ohio Indemnity also provides excess of loss coverage, under trust arrangements, to groups of not-for-profit entities that want to declare reimbursing status for their

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

unemployment compensation obligations. We also underwrite state mandated surety bonds. Certain states require that reimbursing employers post a bond as a security for the performance of their reimbursing obligations. In addition to the unemployment compensation products, we provide bail bond coverage through an assumed reinsurance agreement for 5% participation, with other insurers assuming the remaining exposure. This agreement insures a bail bond company against losses arising from the nonperformance of bail requirements. Our participation in this bail bond program changed from 15% in 2003 to 5% in 2004.

The Company sells its insurance products through a network of distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.

Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation ("ALPC"), codifies, publishes, supplements and distributes ordinances for over 1,800 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments.

Insurance Agency. Ultimate Services Agency, LLC ("USA"), a wholly-owned subsidiary, acts as an agency for placing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.

ECONOMIC FACTORS, OPPORTUNITIES, CHALLENGES AND RISKS

The Company's results of operations have historically varied from quarter to quarter principally due to fluctuations in underwriting results and timing of investment sales. The Company's primary source of revenue and cash is derived from premiums collected and investment activity. The majority of our premium revenues are dependent on the demand for our customers' automobile financing programs. Increased automobile sales generally cause increased demand for automobile financing and, in turn, our lender/dealer products. Our ULI and CPI claims experience is impacted by the rate of loan defaults, bankruptcies and automobile repossessions among our customers. As delinquency dollars rise, our claims experience is expected to increase. In addition, the state of the used car market has a direct impact on our GAP claims. As used car prices decline, there is a larger gap between the balance of the loan or lease and the actual cash value of the automobile, which results in higher severity of GAP claims. Our unemployment compensation products are directly impacted by the nation's unemployment levels. As unemployment levels rise, we would anticipate an increase in the frequency of claims. In addition, the interest rate and market rate environment can have an impact on the yields and valuation of our investment portfolio.

The Company is focused on opportunities in specialty insurance to extend our product offerings with appropriate levels of risk that will enhance the Company's operating performance. Our strategy emphasizes long-term growth through increased market penetration, product line extensions, and providing our customers and agents with superior service and innovative technology.

REINSURANCE TRANSACTIONS

During 2003 Ohio Indemnity selectively began to respond to growth opportunities through producer-owned reinsurance. This involves an insurance producer forming a sister reinsurance company, commonly referred to as a producer-owned reinsurance company ("PORC"). The primary reason for an insurance producer to form a reinsurance company is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return, the Company receives a ceding commission, which is based on a percentage of the premiums ceded.

In consultation with one of our larger lender/dealer customers during 2003, we provided them a variety of risk management solutions. This resulted in our customer making an informed business decision to move their coverage to another one of our lender/dealer products that better fit their changing needs. In conjunction with this change in products, Ohio Indemnity reinsured 100% of this customer's premiums (along with the associated risk) to its PORC beginning in fourth quarter 2003 (the "Reinsurance Transaction").

Effective January 1, 2003, we entered into a 100% producer-owned reinsurance arrangement for a new lender/dealer producer. This arrangement was cancelled at the end of 2003.

See note 5 to the consolidated financial statements for additional information regarding the Company's reinsurance.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

SUMMARY RESULTS

The following table sets forth period-to-period changes in selected financial data:

                                                 Period-to-Period Increase (Decrease)
                                                     Three Months Ended March 31,
                                                 ------------------------------------
                                                                2003-2004
                                                 ------------------------------------
                                                   Amount                   % Change
                                                 ------------               --------
Net premiums earned                              $    346,591                 3.1%
Net realized gains on investments                     109,837                46.9%
Total revenues                                        571,107                 4.5%
Losses and loss adjustment expenses                   176,716                 2.9%
Experience rating adjustments                      (1,038,211)              (66.0)%
Commissions and other insurance expenses              840,899                32.3%
Income before federal income taxes                    165,903                11.5%
Net income                                            129,590                12.6%

Net income increased 12.6% to $1,158,593, or $0.22 per diluted share, for the first quarter 2004 from $1,029,003, or $0.20 per diluted share, for the same period last year. The first quarter 2004 results were particularly influenced by improved margins in the Company's property/casualty insurance segment and an increase in net realized gains on investments.

The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for insurance companies. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from accounting principles generally accepted in the United States ("GAAP"). Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses to premiums earned. The following table reflects Ohio Indemnity's loss, expense and combined ratios on both a statutory and a GAAP basis for the three months ended March 31:

                               2004       2003
                               ----       ----
GAAP:
   Loss ratio                  60.1%      69.1%
   Expense ratio               29.9%      24.7%
                               ----       ----
   Combined ratio              90.0%      93.8%
                               ====       ====
Statutory:
   Loss ratio                  58.2%      64.0%
   Expense ratio               35.9%      34.5%
                               ----       ----
   Combined ratio              94.1%      98.5%
                               ====       ====

RESULTS OF OPERATIONS

MARCH 31, 2004 COMPARED TO MARCH 31, 2003

Net Premiums Earned. Net premiums earned increased 3.1% to $11,507,567 in the first quarter 2004 from $11,160,976 in the first quarter 2003. Net premiums earned for the first quarter 2004 benefited from strong growth in CPI and GAP. These increases were partially offset by a decline in ULI compared to the prior year.

CPI net premiums earned grew 128.0% to $1,579,663 for the first quarter 2004 from $692,792 for the same period last year as the product was introduced in the fourth quarter 2002. Net premiums earned for GAP were $1,065,360 for the first quarter 2004 versus $443,124 a year ago, an increase of 140.4%. This growth was due to the purchase of GAP coverage by two large financial institution customers in the first half of 2003 and increased volume with existing customers. ULI net premiums earned declined 12.4% to $7,592,278 for the first quarter 2004 from $8,670,179 a year ago as a result of the Reinsurance Transaction. Excluding the impact of the Reinsurance Transaction, ULI net premiums earned for the first quarter 2004 were comparable to the same period last year.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

First quarter 2004 net premiums earned for unemployment compensation and bail bond products (collectively, "UC") declined 6.2% to $1,270,266 from $1,354,881 in the first quarter 2003. This was primarily due to discontinuation of the bonded service program at the end of 2003, which was replaced by the Company's UCassure product at the beginning of 2004. UCassure provides the Company with more control in the distribution and expense management of this product.

Investment Income. At March 31, 2004, our $72,629,659 investment portfolio was allocated as follows: fixed maturity securities (41.8%); equity securities (13.5%); short-term investments (43.3%); and other invested assets (1.4%). We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 16.1% to $410,835 in the first quarter 2004 from $353,769 in the first quarter 2003 due to an increase in invested assets, which was partially offset by lower interest rates and yields on the investment portfolio.

We recorded net realized gains on investments of $343,872 in the first quarter 2004 compared with $234,035 in the first quarter 2003. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between the cost and estimated fair value is charged to income as a realized loss on investments. There were $86,696 in impairment charges included in net realized gains on investments in the first quarter 2004 (none in the first quarter 2003). This impairment charge in the first quarter 2004 related to one fixed income security. For more information concerning impairment charges, see "Other-Than-Temporary Impairment of Investments" below.

Codification and Subscription Fees. ALPC's codification and subscription fees increased 12.9% to $993,461 in the first quarter 2004 compared to $879,716 in the first quarter 2003 principally due to printing services provided to an existing customer.

Management Fees. Through our UCassure and bonded service products, we insure the payment of certain reimbursable unemployment compensation benefits to be paid from monies allocated toward the payment of these benefits. We have an agreement with a cost containment service firm to control the unemployment compensation costs of certain non-profit employers. Together with the cost containment service firm, we share any residual resulting from the development of benefits to be paid from the contract funds held on deposit. We record management fees in the period that the residual is shared with the cost containment service firm. Our management fees in the first quarter 2004 decreased 74.2% to $32,997 from $128,116 in the first quarter 2003 as a result of rising unemployment compensation obligations related to the increased level of unemployment. We expect management fees to vary from period to period depending on unemployment levels and claims experience.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses ("LAE") represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE increased 2.9% to $6,315,626 in the first quarter 2004 from $6,138,910 in the first quarter 2003. CPI and GAP losses and LAE increased $924,098 and $407,487, respectively, which is consistent with the growth in business. ULI losses and LAE declined 14.4% to $4,318,082 for the first quarter 2004 from $5,045,502 a year ago primarily due to favorable loss development within this product line. UC losses and LAE declined $427,449 to $120,052 for the first quarter 2004 principally due to a book of business cancelled at the end of 2003. For more information concerning losses and LAE, see "Losses and Loss Adjustment Expense Reserves" below.

Experience Rating Adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. Experience rating adjustments decreased $1,038,211 in the first quarter 2004 compared to a year ago as a result of ceded experience rating adjustments associated with the Reinsurance Transaction. Management anticipates that experience rating adjustments may fluctuate in future periods based upon loss experience and premium growth.

Commissions and Other Insurance Operating Expenses. Commission expense rose 51.8% to $2,112,529 in the first quarter 2004 from $1,391,250 in the first quarter 2003 principally due to higher commission rates in our CPI product line combined with a decrease in ceding commissions. CPI commission rates tend to be higher compared to the Company's other lender/dealer products due to additional costs incurred by producers providing tracking services for customers. Ceding commissions declined in the first quarter 2004 versus a year ago due to the cancellation of a 100% producer-owned reinsurance arrangement at the end of 2003. Other insurance operating expenses increased 9.8% to $1,335,783 in the first quarter 2004 from $1,216,163 a year ago primarily due to an increase in salaries and consulting expenses.

Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 35.7% to $990,837 in the first quarter 2004 from $730,224 in the first quarter 2003 principally due to increases in salaries, outside printing and consulting expenses.

Interest Expense. Interest expense increased $116,771 to $226,603 for the first quarter 2004 compared to a year ago as a result of the Company's $7.2 million trust preferred debt offering in September 2003. The proceeds from this financing provided additional financial flexibility for the Company. See "Liquidity and Capital Resources" for a more detailed description of the trust preferred debt.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Federal Income Taxes. The Company's effective income tax rate was 27.7% and 28.4% for the three months ended March 31, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to an increase in tax exempt interest income.

GAAP Combined Ratio. The Company's specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company's combined ratio. For the first quarter 2004, the combined ratio improved 3.8% (380 basis points) to 90.0% from 93.8% the prior year. The loss ratio declined to 60.1% for the first quarter 2004 from 69.1% a year ago principally due to the decrease in experience rating adjustments associated with the Reinsurance Transaction. The expense ratio increased to 29.9% for the first quarter 2004 from 24.7% a year ago, primarily due to a higher amount of CPI commissions and lower ceding commissions.

BUSINESS OUTLOOK

During 2004, we will continue to focus on opportunities emerging in specialized insurance markets. We believe our specialized underwriting expertise, strong financial ratings and solid customer relationships will enable us to benefit in the marketplace. Further, an increase in customer appreciation for risk management products and services should provide for additional opportunities in the marketplace.

Initial signs of improvement in the national economy have not yet been experienced by many of our customers, which contributes to continuation of sluggish market conditions and margin pressures. If loan defaults, bankruptcies and automobile repossessions continue to increase, we would anticipate an increase in the frequency of losses and LAE for our ULI and CPI products. Increased incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market, although there are signs that used car prices are stabilizing. If used car prices continue to decline, we would anticipate an increase in the severity of losses and LAE for our GAP products. In addition, if unemployment levels remain high, we would expect higher claims experience and lower management fees from our UC products. Our outlook for the remainder of 2004 remains cautious.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of March 31 2004 and December 31, 2003, the Company's capital structure consists of trust preferred debt issued to affiliates, borrowings from our revolving line of credit and shareholders' equity and is summarized in the following table:

                                                             March 31,      December 31,
                                                               2004             2003
                                                           ------------     ------------
Trust preferred debt issued to BIC Statutory Trust I       $  8,248,000     $  8,248,000
Trust preferred debt issued to BIC Statutory Trust II         7,217,000        7,217,000
Bank note payable                                               600,000             -
                                                           ------------     ------------
       Total debt obligations                                16,065,000       15,465,000
                                                           ------------     ------------
Total shareholders' equity                                   34,356,588       33,365,028
                                                           ------------     ------------
       Total capitalization                                $ 50,421,588     $ 48.830.028
                                                           ============     ============
Ratio of total debt obligations to total capitalization            31.9%            31.7%

In December 2002, we organized BIC Statutory Trust I ("BIC Trust I"), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II ("BIC Trust II"), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the "Trusts") were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.12% and 5.34% at March 31, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.16% at March 31, 2004), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility for the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of March 31, 2004, the Company was in compliance with all such covenants.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with a $600,000 outstanding balance at March 31, 2004 (none at December 31, 2003). The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. Under the terms of the revolving credit agreement, our consolidated shareholders' equity must not fall below $20,000,000 and Ohio Indemnity's ratio of net premiums written to policyholders surplus cannot exceed three to one.

The short-term cash requirements of our property/casualty business primarily consists of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, the Company has met those requirements through cash receipts from operations, which consist primarily of insurance premiums collected, reinsurance recoveries and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from these underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.

Because of the nature of the risks we insure, losses and LAE emanating from the insurance policies that we issue are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of property/casualty insurance products. Therefore, we believe that we can estimate our cash needs to meet our loss and expense obligations through the end of 2004. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments through the end of 2004. At March 31, 2004, cash and short-term investments amounted to $34,451,276 or 45.6% of our total cash and invested assets.

ALPC derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating expenses. USA derives its funds principally from commission fees which are currently sufficient to meet its operating expenses.

Cash flows used in operating activities totaled $1,933,466 and $220,273 for the three months ended March 31, 2004 and 2003, respectively. The increase in the first quarter 2004 (as compared to the first quarter 2003) was primarily the result of an increase in retrospective premium adjustments paid in the first quarter 2004 compared to a year ago. These retrospective premiums adjustments are typically paid annually each first fiscal quarter.

Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of the Ohio Department of Insurance (the "Department"). During 2004, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,629,310. We do not anticipate receiving any cash dividends from Ohio Indemnity in 2004.

Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise's solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity's total adjusted capital is in excess of all required action levels as of March 31, 2004.

Given the Company's historic cash flow and current financial results, management believes that the cash flows from operating activities will provide sufficient liquidity for the operations of the Company. Our line of credit provides us with additional liquidity that could be used for short-term cash requirements if cash from operations and investments is not sufficient. If necessary, we believe our financial strength continues to provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis.

DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2004, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2003. We do not anticipate material changes in our primary market risk exposures or in how these exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues, liabilities and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate these estimates, assumptions and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, assumptions and judgments under different assumptions or conditions. Set forth below are the critical accounting policies that we believe require significant estimates, assumptions and judgments and are critical to an understanding of our consolidated financial statements.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENTS

We continually monitor the difference between the cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders' equity. If we believe the decline in any investment is "other-than-temporarily impaired," we write down the carrying value of the investment and record a realized loss. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.

The following discussion summarizes our process of reviewing our investments for possible impairment.

Fixed Maturities. On a monthly basis, we review our fixed maturity securities for impairment. We consider the following factors when evaluating potential impairment:

      - the length of time and extent to which the estimated fair value has been less than book value;

      - the degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates);

      - the degree to which an issuer is current or in arrears in making principal and interest/dividend payments on the securities in question;

      - the financial condition and future prospects of the issuer, including any specific events that may influence the issuer's operations and its ability to make future scheduled principal and interest payments on a timely basis;

      - the independent auditor's report on the issuer's most recent financial statements;

      -     buy/hold/sell recommendations of investment advisors and analysts;

      - relevant rating history, analysis and guidance provided by rating agencies and analysts; and

      - our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.

Equity Securities. On a monthly basis, we review our equity securities for impairment. We consider the following factors when evaluating potential impairment:

      - the length of time and extent to which the estimated fair value has been less than book value;

      - whether the decline appears to be related to general market or industry conditions or is issuer-specific;

      - the financial condition and future prospects of the issuer, including any specific events that may influence the issuer's operations;

      -     the recent income or loss of the issuer;

      - the independent auditor's report on the issuer's most recent financial statements;

      -     buy/hold/sell recommendations of investment advisors and analysts;

      - relevant rating history, analysis and guidance provided by rating agencies and analysts; and

      - our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.

In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $86,696 in impairment charges included in net realized gains on investments in the first quarter 2004 (none in the first quarter 2003). This impairment charge in the first quarter 2004 related to one fixed income security. Additional impairments within the portfolio during 2004 are possible if current economic and financial conditions worsen.

The following table summarizes, for all securities in an unrealized loss position at March 31, 2004, the estimated fair value and pre-tax gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

                                                         Gross
                                      Estimated       unrealized
                                      fair value        losses
                                     ------------    -------------
Fixed maturities:
    6 months or less                 $  3,626,309    $      22,330
    7-12 months                         1,477,594           12,405
    Greater than 12 months              1,187,301           27,393
                                     ------------    -------------
          Total fixed maturities        6,291,204           62,128
                                     ------------    -------------
Equities:
    6 months or less                    1,551,473           88,264
    7-12 months                                 -                -
    Greater than 12 months                      -                -
                                     ------------    -------------
          Total equities                1,551,473           88,264
                                     ------------    -------------
          Total                      $  7,842,677    $     150,392
                                     ============    =============

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

As of March 31, 2004, the Company had unrealized losses on 25 fixed maturity securities totaling $62,128, including 15, 5, and 5 securities that maintained an unrealized loss position for 6 months or less, 7-12 months, and greater than 12 months, respectively. All 25 fixed maturity securities each had a fair value to cost ratio equal to or greater than 97% as of March 31, 2004.

As of March 31, 2004, the Company had unrealized losses on 14 equity securities totaling $88,264, which all maintained an unrealized loss position for 6 months or less. Out of the 14 equity securities, 10 securities had a fair value to cost ratio equal to or greater than 95%, 3 securities had a fair value to cost ratio between 81% and 89%, and one security had a fair value to cost ratio equal to 73% as of March 31, 2004.

LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES

Our projection of ultimate loss and LAE reserves are estimates of future events, the outcomes of which are unknown to us at the time the projection is made. Considerable uncertainty and variability are inherent in the estimation of loss and LAE reserves. As a result, it is possible that actual experience may be materially different than the estimates reported. As such, we cannot guarantee that future experience will be as expected or recorded by us.

In establishing our reserves, we tested our data for reasonableness, such as ensuring there are no case outstanding reserves on closed claims and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data.

Our estimates of ultimate loss are based on our historical loss development experience. In using this historical information, we assume that past loss development is predictive of future development. Our assumptions allow for changes in claims and underwriting operations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. However, we do not anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from causes not currently recognized in our historical data. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, actual emergence of losses could deviate materially from our estimates and from amounts recorded by us.

We conduct a reserve study using historical losses and LAE by product line or coverage within product line. We compute a range of reasonable estimates as well as select an estimate of indicated reserves. The indicated range includes estimates of expected losses and LAE given the information currently available to us.

As of March 31, 2004, our indicated reserve range for losses and LAE was $9.4 million to $14.3 million. As our gross reserve of $11.8 million as of March 31, 2004 falls within this range, we believe it is a reasonable provision in the aggregate for our unpaid losses and LAE obligations as of March 31, 2004.

As of March 31, 2004, losses and LAE reserves, net of reinsurance recoverables, totaled $8.1 million. Management's recorded best estimate, on a net basis, is based on various assumptions, including but not limited to, historical experience and historical loss patterns.

We did not experience any significant change in the number of claims paid (other than for growth in our business), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in prior years. The increase in claims opened correlates to the increase in policies in force.

Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves in the amount of $302,762. We record reserves on an undiscounted basis. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.

We prepared our estimates of the gross and net loss and allocated LAE (expenses that can be specifically assigned to a particular claim) liabilities using loss development triangles for each of our principal insurance products as follows:

      -     ULI - non-aggregate limit

      - ULI - aggregate limit (in which the policy runs at a target loss ratio)

      -     CPI

      -     GAP

      -     UC

Our reserves for these independently estimated principal insurance products comprise the majority of our total recorded loss and allocated LAE reserves as of March 31, 2004 on both a gross and net of reinsurance basis. We prepared independent estimates for unallocated LAE reserves (expenses associated with adjusting and recording policy claims, other than those included in allocated
LAE).

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Annual accident year loss development triangles were used to estimate ultimate loss and allocated LAE for the ULI non-aggregate limit, CPI, GAP and UC policies. Our data for the ULI aggregate limit policies consisted of premium and loss data and target loss ratio by insured bank. This data was used to determine the required reserve under the target loss ratio.

Historical "age-to-age" loss development factors ("LDF") were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age LDFs based on these historical factors. We used the selected factors to project the ultimate losses.

The validity of the results from using a loss development approach can be affected by many conditions, such as our claim department processing changes, a shift between single and multiple payments per claim, legal changes or variations in our mix of business from year to year. Also, because the percentage of losses paid for immature years is often low, development factors are volatile. A small variation on the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

We prepared our estimate of unallocated LAE reserves using the relationship of calendar year unallocated LAE payments to calendar year loss payments. Our selected unallocated LAE factor of 3% was selected judgmentally based on a review of historical unallocated LAE-to-loss payments from 2000 through 2003. The incurred but not reported ("IBNR") reserve is then split into IBNR on known claims and IBNR on claims yet to be reported (pure IBNR). This is based on our assumption that all of the UC reserve is pure IBNR and the ULI, CPI and GAP policies will have a one week lag in claim reporting. The unallocated LAE factor is applied to 50% of pure IBNR reserves and 50% to the remaining reserves on the premise that half of our unallocated LAE costs are incurred when the claim is reported and the other half when the claim is closed.

CODIFICATION AND SUBSCRIPTION REVENUE AND EXPENSE RECOGNITION

Revenue from municipal code contracts is recognized on the percentage-of-completion method: completion is measured based on the percentage of direct labor costs incurred to date compared to estimated direct labor costs for each contract. While we use available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Under this method, the costs incurred and the related revenues are included in the income statement as work progresses. Adjustments to contract cost estimates are made in the periods in which the facts that require such revisions become known. If a revised estimate indicates a loss, such loss is provided for in its entirety. The amount by which revenues are earned in advance of contractual collection dates is an unbilled receivable and the amount by which contractual billings exceed earned revenues is deferred revenue which is carried as a liability.

OFF-BALANCE SHEET TRANSACTIONS

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is considered material.

FORWARD-LOOKING INFORMATION

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning fiscal year 2004 and beyond. The forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company's business partners, changes in market forces, litigation and the other risk factors that have been identified in the Company's filings with the Securities and Exchange Commision, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, any one of which factors might materially affect the operations of the Company. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

                           BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosures About Market Risk."

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

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any common shares during the first quarter 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

      (b) Reports on Form 8-K

          The Company furnished a Form 8-K, dated February 25, 2004, on February 25, 2004 to report the issuance of a press release by the Company announcing results of operations for the fourth quarter ended December 31, 2003.

---------------------

      * Filed with this Quarterly Report on Form 10-Q.

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

                                              BANCINSURANCE CORPORATION
                                              -------------------------
                                                    (Registrant)

Date: May 7, 2004                    By:             /s/Si Sokol
                                        ----------------------------------------
                                                        Si Sokol
                                            Chairman and Chief Executive Officer
                                              (Principal Executive Officer)

Date: May 7, 2004                    By:            /s/Sally Cress
                                        ----------------------------------------
                                                       Sally Cress
                                                 Treasurer and Secretary
                                              (Principal Financial Officer)