Form 10-Q
period 2004-06-30
BANCINSURANCE CORP
filed 2004-08-13
CIK 276400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ---------------------

Commission file number                               0-8738
                       -------------------------------------------------------


                            BANCINSURANCE CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                             31-0790882
------------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

       250 East Broad Street, Columbus, Ohio                       43215
------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

                                 (614) 220-5200
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

   The number of outstanding Common Shares, without par value, of the registrant as of July 30, 2004 was 4,967,700.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

         Consolidated Statements of Income for the
                 three months and six months ended June 30, 2004 and 2003 (unaudited)........................  3

         Consolidated Balance Sheets as of
                 June 30, 2004 (unaudited) and December 31, 2003.............................................  4

         Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2004 and 2003 (unaudited).........................................  6

         Notes to Consolidated Financial Statements (unaudited)..............................................  7

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

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk................................................................................. 23

   Item 4. Controls and Procedures........................................................................... 23

PART II - OTHER INFORMATION AND SIGNATURES

   Item 1. Legal Proceedings..................................................................    Not Applicable

   Item 2. Changes in Securities and Use of Proceeds......................................................... 24

   Item 3. Defaults Upon Senior Securities....................................................    Not Applicable

   Item 4. Submission of Matters to a Vote of Security Holders............................................... 24

   Item 5. Other Information..................................................................    Not Applicable

   Item 6. Exhibits and Reports on Form 8-K.................................................................. 25

   Signatures................................................................................................ 26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)


                                                          Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                                       2004                 2003                2004                2003
                                                   ------------         ------------        ------------         ------------
Revenues:
   Net premiums earned                             $ 12,975,816         $ 15,095,790        $ 24,483,383         $ 26,256,766
   Net investment income                                489,013              413,178             899,848              766,947
   Net realized gains on investments                    622,430              233,025             966,302              467,060
   Codification and subscription fees                   978,880              876,960           1,972,341            1,756,676
   Management fees                                       (4,183)              71,307              28,814              199,423
   Other income                                         (26,875)              41,960              27,001               56,849
                                                   ------------         ------------        ------------         ------------
         Total revenues                              15,035,081           16,732,220          28,377,689           29,503,721
                                                   ------------         ------------        ------------         ------------

Expenses:
   Losses and loss adjustment expenses                9,234,300            9,794,907          15,549,926           15,933,817
   Experience rating adjustments                       (728,622)             582,210            (192,702)           2,156,341
   Commission expense                                 2,185,800            1,934,038           4,298,329            3,325,288
   Other insurance operating expenses                 1,774,641            1,439,212           3,110,424            2,655,375
   Codification and subscription expenses               909,092              895,759           1,899,929            1,625,983
   General and administrative expenses                  359,908              353,811             581,780              527,267
   Interest expense                                     204,879              109,359             431,482              219,191
                                                   ------------         ------------        ------------         ------------
         Total expenses                              13,939,998           15,109,296          25,679,168           26,443,262
                                                   ------------         ------------        ------------         ------------

         Income before federal income taxes           1,095,083            1,622,924           2,698,521            3,060,459
                                                   ------------         ------------        ------------         ------------

Federal income tax expense                              248,932              476,796             693,777              885,328
                                                   ------------         ------------        ------------         ------------

         Net income                                $    846,151         $  1,146,128        $  2,004,744         $  2,175,131
                                                   ============         ============        ============         ============


Net income per share:
   Basic                                           $        .17         $        .23        $        .41         $        .44
                                                   ============         ============        ============         ============
   Diluted                                         $        .17         $        .23        $        .39         $        .43
                                                   ============         ============        ============         ============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                        June 30,          December 31,
                                                                                          2004                2003
                                                                                      ------------        ------------
                                                                                       (Unaudited)          (Note 1)
Assets
Investments:
     Held to maturity:
       Fixed maturities, at amortized cost (fair value
         $5,140,728 in 2004 and $5,066,125 in 2003)                                   $  5,072,562        $  4,872,012
     Available for sale:
       Fixed maturities, at fair value (amortized cost
         $42,485,800 in 2004 and $28,622,634 in 2003)                                   42,414,694          28,918,149
       Equity securities, at fair value (cost $7,165,425
         in 2004 and $7,621,880 in 2003)                                                 8,451,455          10,235,858
     Short-term investments, at cost which approximates fair value                      17,944,165          28,904,680
     Other invested assets                                                                 715,000           1,049,136
                                                                                      ------------        ------------

              Total investments                                                         74,597,876          73,979,835
                                                                                      ------------        ------------


Cash                                                                                     3,069,116           2,949,627
Premiums receivable                                                                      8,191,434          10,661,766
Accounts receivable, net                                                                   783,979             993,093
Reinsurance recoverables                                                                 2,333,736           4,926,446
Prepaid reinsurance premiums                                                             9,393,918          12,244,588
Deferred policy acquisition costs                                                        5,391,801           4,962,150
Estimated earnings in excess of billings on uncompleted codification contracts             143,213             283,336
Loans to affiliates                                                                        839,089             770,466
Goodwill                                                                                   753,737             753,737
Intangible assets, net                                                                     882,789             920,048
Accrued investment income                                                                  684,817             541,519
Current federal income taxes                                                                 5,950                --
Other assets                                                                             1,986,997           1,883,125
                                                                                      ------------        ------------

              Total assets                                                            $109,058,452        $115,869,736
                                                                                      ============        ============

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued


                                                                                        June 30,            December 31,
                                                                                          2004                  2003
                                                                                      -------------         -------------
                                                                                       (Unaudited)            (Note 1)
Liabilities and Shareholders' Equity
Reserve for unpaid losses and loss adjustment expenses                                $  12,381,856         $  14,385,919
Unearned premiums                                                                        23,853,960            25,124,137
Ceded reinsurance premiums payable                                                          371,066             1,721,963
Experience rating adjustments payable                                                     8,351,316             6,997,784
Retrospective premium adjustments payable                                                 3,766,854             5,370,273
Funds held under reinsurance treaties                                                     1,546,223             2,646,693
Contract funds on deposit                                                                 2,363,506             1,908,184
Taxes, licenses and fees payable                                                             24,793             1,315,443
Current federal income taxes                                                                   --                 511,091
Deferred federal income taxes                                                               132,290               852,625
Deferred ceded commissions                                                                  886,005             1,224,938
Commissions payable                                                                       2,403,717             2,660,979
Billings in excess of estimated earnings on uncompleted codification contracts               98,728               143,888
Notes payable                                                                               639,237                53,276
Other liabilities                                                                         2,293,820             2,122,515
Trust preferred debt issued to affiliates                                                15,465,000            15,465,000
                                                                                      -------------         -------------

              Total liabilities                                                          74,578,371            82,504,708
                                                                                      -------------         -------------

Shareholders' equity:
     Non-voting preferred shares:
       Class A Serial Preference Shares without par value; authorized 100,000
          shares; no shares issued or outstanding                                              --                    --
       Class B Serial Preference Shares without par value; authorized 98,646
          shares; no shares issued or outstanding                                              --                    --
     Common Shares without par value; authorized 20,000,000 shares;
         6,170,341 shares issued at June 30, 2004 and December 31, 2003,
         4,967,700 shares outstanding at June 30, 2004 and 4,920,050 shares
         outstanding at December 31, 2003                                                 1,794,141             1,794,141
     Additional paid-in capital                                                           1,336,190             1,337,138
     Accumulated other comprehensive income                                                 801,850             1,920,265
     Retained earnings                                                                   36,344,075            34,339,332
                                                                                      -------------         -------------
                                                                                         40,276,256            39,390,876
     Less:  Treasury shares, at cost (1,202,641 common shares at June 30, 2004
            and 1,250,291 common shares at December 31, 2003)                            (5,796,175)           (6,025,848)
                                                                                      -------------         -------------

              Total shareholders' equity                                                 34,480,081            33,365,028
                                                                                      -------------         -------------

              Total liabilities and shareholders' equity                              $ 109,058,452         $ 115,869,736
                                                                                      =============         =============


See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                2004                 2003
                                                                                            ------------         ------------
Cash flows from operating activities:
   Net income                                                                               $  2,004,744         $  2,175,131
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized gains on investments                                                         (966,302)            (467,060)
      Amortization                                                                               175,946              186,686
      Deferred federal income tax (benefit) expense                                             (144,182)             392,259
      Change in assets and liabilities:
         Premiums receivable                                                                   2,470,332           (2,994,966)
         Accounts receivable, net                                                                209,114              282,220
         Reinsurance recoverables                                                              2,592,710           (1,012,614)
         Prepaid reinsurance premiums                                                          2,850,670           (4,943,017)
         Deferred policy acquisition costs                                                      (429,651)          (2,181,391)
         Other assets, net                                                                      (181,620)             166,214
         Reserve for unpaid losses and loss adjustment expenses                               (2,004,063)           1,883,958
         Unearned premiums                                                                    (1,270,177)          11,038,028
         Ceded reinsurance premiums payable                                                   (1,350,897)                --
         Experience rating adjustments payable                                                 1,353,532            2,156,341
         Retrospective premium adjustments payable                                            (1,603,419)          (1,396,725)
         Funds held under reinsurance treaties                                                (1,100,470)           1,124,360
         Contract funds on deposit                                                               455,322              710,471
         Deferred ceded commissions                                                             (338,933)                --
         Other liabilities, net                                                               (1,946,897)             569,406
                                                                                            ------------         ------------
         Net cash provided by operating activities                                               775,759            7,689,301
                                                                                            ------------         ------------

Cash flows from investing activities:
   Proceeds from held to maturity fixed maturities due to redemption or maturity                  40,000            1,100,000
   Proceeds from available for sale fixed maturities sold, redeemed or matured                10,277,606            4,751,480
   Proceeds from available for sale equity securities sold                                     7,506,527           10,164,502
   Cost of investments purchased:
      Held to maturity fixed maturities                                                         (250,410)          (1,185,607)
      Available for sale fixed maturities                                                    (24,812,287)          (9,894,749)
      Equity securities                                                                       (5,206,945)         (16,828,768)
   Net change in short-term investments and other invested assets                             10,960,515            2,080,991
   Other                                                                                            --                (79,570)
                                                                                            ------------         ------------
           Net cash used in investing activities                                              (1,484,994)          (9,891,721)
                                                                                            ------------         ------------

Cash flows from financing activities:
   Proceeds from note payable to bank                                                          3,000,000            5,900,000
   Repayments of note payable to bank                                                         (2,400,000)          (5,100,000)
   Acquisition of treasury shares                                                                   --               (371,515)
   Proceeds from stock options excercised                                                        228,724                 --
                                                                                            ------------         ------------
            Net cash provided by financing activities                                            828,724              428,485
                                                                                            ------------         ------------

Net increase (decrease) in cash                                                                  119,489           (1,773,935)
Cash at December 31                                                                            2,949,627            4,306,007
                                                                                            ------------         ------------
Cash at June 30                                                                             $  3,069,116         $  2,532,072
                                                                                            ============         ============

Supplemental disclosure of cash flow information
   Cash paid during the year for:
         Interest                                                                           $    429,500         $    225,148
                                                                                            ============         ============
         Income taxes                                                                       $  1,355,000         $       --
                                                                                            ============         ============

See accompanying notes to consolidated financial statements.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION
     We prepared the consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows of Bancinsurance Corporation ("Bancinsurance") and subsidiaries (collectively, the "Company") as of June 30, 2004 and for all periods presented have been made.

     We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that you read these unaudited consolidated financial statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results of operations for the full 2004 year.

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

2.   TRUST PREFERRED DEBT ISSUED TO AFFILIATES
     In December 2002, we organized BIC Statutory Trust I ("BIC Trust I"), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II ("BIC Trust II"), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the "Trusts") were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.34% and 5.28% at June 30, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.64% at June 30, 2004), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended June 30, 2004 and 2003 was $202,338 and $110,963, respectively, and $405,032 and $222,264 for the six months ended June 30, 2004 and 2003, respectively. The Company was in compliance with all provisions of our debt covenants at June 30, 2004.

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

     As we account for stock options using the "intrinsic value" method, no compensation cost has been recognized in net income for the equity incentive plans. Had we accounted for all stock-based employee compensation under the "fair value" method (SFAS No. 123), our net income and earnings per share would have been reduced as follows:

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                       June 30,
                                                                         2004             2003           2004           2003
                                                                      -----------     -----------     -----------     -----------
      Net income, as reported                                         $   846,151     $ 1,146,128     $ 2,004,744     $ 2,175,131

      Deduct: Total stock-based employee compensation expense
        determined under "fair value" based method for all awards,
        net of related tax effects                                         (1,994)        (17,092)         (1,994)        (17,794)
                                                                      -----------     -----------     -----------     -----------
      Pro forma net income                                            $   844,157     $ 1,129,036     $ 2,002,750     $ 2,157,337
                                                                      ===========     ===========     ===========     ===========

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

4.   OTHER COMPREHENSIVE INCOME
     The related federal income tax effects of each component of other comprehensive income (loss) are as follows:


                                                                                      Three Months Ended June 30, 2004
                                                                               --------------------------------------------
                                                                                Before-tax        Income        Net-of-tax
                                                                                  amount        tax effect        amount
                                                                               --------------------------------------------
      Net unrealized holding gains (losses) on securities:
        Unrealized holding losses arising during 2004                          $  (484,923)    $  (164,874)    $  (320,049)
        Less: reclassification adjustments for gains realized in net income        956,566         325,232         631,334
                                                                               -----------     -----------     -----------
           Net unrealized holding losses                                        (1,441,489)       (490,106)       (951,383)
                                                                               -----------     -----------     -----------
      Other comprehensive loss                                                 $(1,441,489)    $  (490,106)    $  (951,383)
                                                                               ===========     ===========     ===========



                                                                                     Three Months Ended June 30, 2003
                                                                               --------------------------------------------
                                                                                Before-tax        Income        Net-of-tax
                                                                                  amount        tax effect        amount
                                                                               --------------------------------------------
      Net unrealized holding gains (losses) on securities:
        Unrealized holding gains arising during 2003                           $ 1,351,286     $   459,437     $   891,849
        Less: reclassification adjustments for gains realized in net income        233,025          79,228         153,797
                                                                               -----------     -----------     -----------
           Net unrealized holding gains                                          1,118,261         380,209         738,052
                                                                               -----------     -----------     -----------
      Other comprehensive income                                               $ 1,118,261     $   380,209     $   738,052
                                                                               ===========     ===========     ===========

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                                                                        Six Months Ended June 30, 2004
                                                                               --------------------------------------------
                                                                                Before-tax        Income        Net-of-tax
                                                                                  amount        tax effect        amount
                                                                               --------------------------------------------
      Net unrealized holding gains (losses) on securities:
        Unrealized holding losses arising during 2004                          $  (394,132)    $  (134,005)    $  (260,127)
                                                                               -----------     -----------     -----------
        Less: reclassification adjustments for gains realized in net income      1,300,438         442,149         858,289
                                                                               -----------     -----------     -----------
           Net unrealized holding losses                                        (1,694,570)       (576,154)     (1,118,416)
                                                                               -----------     -----------     -----------
      Other comprehensive loss                                                 $(1,694,570)    $  (576,154)    $(1,118,416)
                                                                               ===========     ===========     ===========

                                                                                        Six Months Ended June 30, 2003
                                                                               --------------------------------------------
                                                                                Before-tax        Income        Net-of-tax
                                                                                  amount        tax effect        amount
                                                                               --------------------------------------------
      Net unrealized holding gains (losses) on securities:
        Unrealized holding gains arising during 2003                           $ 1,135,677     $   386,130     $   749,547
        Less: reclassification adjustments for gains realized in net income        467,060         158,800         308,260
                                                                               -----------     -----------     -----------
           Net unrealized holding gains                                            668,617         227,330         441,287
                                                                               -----------     -----------     -----------
      Other comprehensive income                                               $   668,617     $   227,330     $   441,287
                                                                               ===========     ===========     ===========


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

      Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers. We report balances pertaining to reinsurance transactions "gross" on the balance sheet, meaning that reinsurance recoverables on unpaid losses, ceded experience rating adjustments payable and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

      The Company's ceded reinsurance transactions are attributable to our lender/dealer business. Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer's premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer's premiums (along with the associated risk) was ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.

      Beginning in the second quarter 2004, the Company cedes and assumes waste surety bond business at a 50% quota share participation.

      During 2001, the Company began assuming bail bond coverage sold by a bail bond agency through several fronting insurance carriers. The liability of the fronting carriers was then transferred to a group of reinsurers, including the Company. The Company reinsured up to 15% of the business. The bail bond program was discontinued in the second quarter 2004 and no new bail bonds are being written.

      During the second quarter 2004, the Company paid bail bond losses of $950,182. As of June 30, 2004, the Company's loss reserves, net of anticipated recoveries, were $537,128 related to the bail bond program. In addition, the Company received approximately $1.4 million in bail bond claims that are not reserved for as of June 30, 2004 as these losses relate to program years in dispute. The Company has retained legal counsel and is reviewing its rights under the various contracts for these

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

      disputed years. As of June 30, 2004, the Company recorded a $225,000 reserve for legal costs to review and defend its rights under the contracts. As of June 30, 2004, the Company recorded a return premium reserve of $226,200 associated with these disputed program years. At the present time, we are uncertain as to our ultimate exposure for future loss development on the run off of the bail bond program.

      A reconciliation of direct to net premiums, on both a written and earned basis, for the three months and six months ended June 30, 2004 and 2003 is as follows:

                                 Three Months Ended                                       Six Months Ended
               -----------------------------------------------------   ------------------------------------------------------
                       June 30,                     June 30,                    June 30,                    June 30,
                         2004                         2003                       2004                         2003
               --------------------------  -------------------------   -------------------------   --------------------------
                       Premiums                     Premiums                   Premiums                     Premiums
                 Written        Earned       Written        Earned       Written       Earned        Written        Earned
               -----------   ------------  -----------   -----------   -----------   -----------   ------------   -----------
      Direct   $14,925,671   $14,712,461   $23,704,246   $19,062,502   $25,646,994   $29,658,682   $ 41,364,441   $31,657,712
      Assumed    1,243,734        59,478       113,925       106,561     1,284,420       146,328        140,158       205,585
      Ceded       (643,659)   (1,796,123)   (4,810,400)   (4,073,273)     (924,722)   (5,321,627)   (10,549,548)    (5,606,531)
               -----------   ------------  -----------   -----------   -----------   -----------   ------------   -----------
      Total    $15,525,746   $12,975,816   $19,007,771   $15,095,790   $26,006,692   $24,483,383   $ 30,955,051   $26,256,766
               ===========   ============  ===========   ===========   ===========   ===========   ============   ===========

      The amounts of recoveries pertaining to reinsurance that were deducted from losses and loss adjustment expenses incurred during the three months ended June 30, 2004 and 2003, were $392,898 and $1,153,142, respectively, and $1,323,896 and $2,349,144 during the six months ended June 30, 2004 and 2003, respectively. The amount of recoveries pertaining to reinsurance that was deducted from experience rating adjustments during the three and six months ended June 30, 2004 were $381,824 and $1,546,234, respectively (none in 2003). During the three months ended June 30, 2004 and 2003, ceded reinsurance decreased commission expense incurred by $52,050 and $1,671,893, respectively, and $445,893 and $3,688,205 during the six months ended June 30, 2004 and 2003, respectively.

6.   COMMON SHARE REPURCHASE PROGRAM
     On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares previously approved. The repurchase program expired on December 31, 2003. Through June 30, 2003, we repurchased 699,434 common shares at an average price per share of $5.00 under this program. Repurchases were funded by cash flows from operations. There were no repurchases for the three and six months ended June 30, 2004.

7.   SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE


                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                     ----------------------------        ----------------------------
                                                        2004              2003              2004              2003
                                                     ----------        ----------        ----------        ----------
     Net income                                      $  846,151        $1,146,128        $2,004,744        $2,175,131
                                                     ----------        ----------        ----------        ----------
     Income available to common shareholders,
         assuming dilution                              846,151         1,146,128         2,004,774         2,175,131
                                                     ----------        ----------        ----------        ----------

     Weighted average common shares
         outstanding                                  4,942,151         4,931,486         4,931,101         4,963,765
     Adjustments for dilutive securities:
         Dilutive effect of outstanding
         options                                        218,718            60,638           216,283            50,248
                                                     ----------        ----------        ----------        ----------
     Diluted common shares                            5,160,869         4,992,124         5,147,384         5,014,013
                                                     ==========        ==========        ==========        ==========

      Earnings per common share:
         Basic                                       $      .17        $      .23        $      .41        $      .44
         Diluted                                     $      .17        $      .23        $      .39        $      .43

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

                                                                             Three Months Ended
                                                                                June 30, 2004
                                            ---------------------------------------------------------------------------------
                                                                       Municipal                                  Reportable
                                            Property/Casualty            Code                Insurance              Segment
                                                 Insurance            Publishing              Agency                 Total
                                            ---------------------------------------------------------------------------------
     Revenues from external customers          $ 13,597,164          $    978,880          $      3,305          $ 14,579,349
     Intersegment revenues                            1,470                  --                 145,429               146,899
     Interest revenue                               534,290                  --                      75               534,365
     Interest expense                                   382                   481                  --                     863
     Depreciation and amortization                   79,630               110,165                  --                 189,795
     Segment profit                               1,657,602                69,308               204,497             1,931,407
     Income tax expense                             443,322                25,914                69,457               538,693
     Segment assets                              98,953,872             2,443,430               671,411           102,068,713



                                                                             Three Months Ended
                                                                                June 30, 2003
                                            ---------------------------------------------------------------------------------
                                                                       Municipal                                  Reportable
                                            Property/Casualty            Code                Insurance              Segment
                                                 Insurance            Publishing              Agency                 Total
                                            ---------------------------------------------------------------------------------
     Revenues from external customers          $ 15,466,275          $    876,960          $        936          $ 16,344,171
     Intersegment revenues                            1,470                  --                  46,877                48,347
     Interest revenue                               455,562                  --                       3               455,565
     Interest expense                                    90                   507                  --                     597
     Depreciation and amortization                   40,302                21,451                  --                  61,753
     Segment profit (loss)                        2,064,372               (19,307)               15,008             2,060,073
     Income tax expense (benefit)                   593,231                (2,752)                4,997               595,476
     Segment assets                              86,957,683             2,183,508               445,003            89,586,194


                                                                               Six Months Ended
                                                                                June 30, 2004
                                            ---------------------------------------------------------------------------------
                                                                       Municipal                                  Reportable
                                            Property/Casualty            Code                Insurance              Segment
                                                 Insurance            Publishing              Agency                 Total
                                            ---------------------------------------------------------------------------------
     Revenues from external customers          $ 25,537,377          $  1,972,341          $      3,785          $ 27,513,503
     Intersegment revenues                            2,940                  --                 215,974               218,914
     Interest revenue                               958,813                  --                     108               958,921
     Interest expense                                   464                   961                  --                   1,425
     Depreciation and amortization                  135,048               144,274                  --                 279,322
     Segment profit                               3,531,364                71,451               298,050             3,900,865
     Income tax expense                             977,644                28,746               100,929             1,107,319
     Segment assets                              98,953,872             2,443,430               671,411           102,068,713

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

                                                                               Six Months Ended
                                                                                June 30, 2003
                                            ---------------------------------------------------------------------------------
                                                                       Municipal                                  Reportable
                                            Property/Casualty            Code                Insurance              Segment
                                                 Insurance            Publishing              Agency                 Total
                                            ---------------------------------------------------------------------------------
     Revenues from external customers          $ 27,162,615          $  1,756,676          $      1,645          $ 28,920,936
     Intersegment revenues                            2,940                  --                 184,832               187,772
     Interest revenue                               808,676                  --                       6               808,682
     Interest expense                                   354                 1,041                  --                   1,395
     Depreciation and amortization                   69,859                46,200                  --                 116,059
     Segment profit                               3,509,866               129,652               119,864             3,759,382
     Income tax expense                             998,952                52,953                40,554             1,092,459
     Segment assets                              86,957,683             2,183,508               445,003            89,586,194

     The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements.

                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                               June 30,
                                                     2004                2003                2004                2003
                                                 -------------       -------------       -------------       -------------
     Revenues
     Total revenues for reportable segments       $  15,260,613       $  16,848,083       $  28,691,338       $  29,917,390
     Parent company gain (loss)                         (53,823)             71,594             (45,115)             53,716
     Elimination of intersegment revenues              (171,709)           (187,457)           (268,534)           (467,385)
                                                  -------------       -------------       -------------       -------------
     Total consolidated revenues                  $  15,035,081       $  16,732,220       $  28,377,689       $  29,503,721
                                                  =============       =============       =============       =============


     Profit
     Total profit for reportable segments         $   1,931,407       $   2,060,073       $   3,900,865       $   3,759,382
     Parent company profit (loss)                      (664,615)           (249,692)           (933,810)           (231,538)
     Elimination of intersegment profits               (171,709)           (187,457)           (268,534)           (467,385)
                                                  -------------       -------------       -------------       -------------
     Income before federal income taxes           $   1,095,083       $   1,622,924       $   2,698,521       $   3,060,459
                                                  =============       =============       =============       =============
     Assets
     Total assets for reportable segments                                                 $ 102,068,713       $  89,586,194
     Parent company assets                                                                    7,525,083          11,756,019
     Elimination of intersegment receivables                                                   (535,344)         (9,136,679)
                                                                                          -------------       -------------

     Total consolidated assets                                                            $ 109,058,452       $  92,205,534
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

PRODUCTS AND SERVICES
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company ("Ohio Indemnity"), is a specialty property insurance company. Our principal sources of revenue are premiums for insurance policies written by Ohio Indemnity. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of the Ohio Department of Insurance (the "Department") and the regulations of each state in which it operates. The majority of Ohio Indemnity's premiums are derived from three distinct lines of business: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

We offer three types of unemployment compensation products: (1) UCassure; (2) excess of loss; and (3) mandated bonds. Our unemployment compensation products are utilized by not-for-profit entities that elect not to pay the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agencies to the entities' former employees. Certain national cost containment firms provide programs to ensure that reimbursing employers discharge their unemployment compensation commitments. Through its UCassure and bonded service products, Ohio Indemnity insures these national cost containment firms for their program service responsibilities. Ohio Indemnity's bonded service program was discontinued at the end of 2003 and replaced by the UCassure product, which provides Ohio Indemnity greater control in the distribution and expense management of the product. Ohio Indemnity also provides excess of loss coverage, under trust arrangements, to groups of not-for-profit entities that want to declare reimbursing status for their unemployment compensation obligations. We also underwrite state mandated surety bonds. Certain states require that reimbursing employers post a bond as a security for the performance of their reimbursing obligations.

Other specialty products consist primarily of our waste surety bond program and our bail bond reinsurance program. In the second quarter 2004, the Company entered into a 50% quota share reinsurance arrangement with a waste surety bond underwriter. The majority of these surety bonds satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act ("RCRA"). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. The insurer obtains collateral from the insured throughout the life of the landfill so that upon closure, the estimated cost of closure/post-closure is fully collateralized. The collateralization of this program reduces the risk of loss. In addition to the waste surety bond program, during 2001, the Company began assuming bail bond coverage sold by a bail bond agency through several fronting insurance carriers. This coverage insures a bail bond company against losses arising from the nonperformance of bail requirements. Under the program, the liability of the fronting carriers is transferred to a group of reinsurers, including the Company. The Company reinsured up to 15% of the business. The bail bond program was discontinued in the second quarter 2004 and no new bail bonds are being written.

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

ECONOMIC FACTORS, OPPORTUNITIES, CHALLENGES AND RISKS
The Company's results of operations have historically varied from quarter to quarter principally due to fluctuations in underwriting results and timing of investment sales. The Company's primary source of revenue and cash is derived from premiums collected and investment activity. The majority of our premium revenues are dependent on the demand for our customers' automobile financing programs. Increased automobile sales generally cause increased demand for automobile financing and, in turn, our lender/dealer products. Our ULI and CPI claims experience is impacted by the rate of loan defaults, bankruptcies and automobile repossessions among our customers. As delinquency dollars rise, our claims experience is expected to increase. In addition, the state of the used car market has a direct impact on our GAP claims. As used car prices decline, there is a larger gap between the balance of the loan/lease and the actual cash value of the automobile, which results in higher severity of GAP claims. Our unemployment compensation products are directly impacted by the nation's unemployment levels. As unemployment levels rise, we would anticipate an increase in the frequency of claims. In addition, the interest rate and market rate environment can have an impact on the yields and valuation of our investment portfolio.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

In consultation with one of our large lender/dealer customers during 2003, we provided them a variety of risk management solutions. This resulted in our customer making a decision to move their coverage to another one of our lender/dealer products that better fit their changing needs. In conjunction with this change in products, Ohio Indemnity reinsured 100% of this customer's premiums (along with the associated risk) to its PORC beginning in fourth quarter 2003 (the "Reinsurance Transaction").

Effective January 1, 2003, we entered into a 100% producer-owned reinsurance arrangement for a new lender/dealer producer. This arrangement was cancelled at the end of 2003.

During the second quarter 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company cedes and assumes waste surety bond coverage with an experienced waste surety bond underwriter.

During the second quarter 2004, our bail bond reinsurance program was discontinued and no new bail bonds are being written.

See note 5 to the consolidated financial statements for additional information regarding the Company's reinsurance.

SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

                                                                Period-to-Period Increase (Decrease)
                                                                Three and Six Months Ended June 30,
                                                                            2003-2004
                                                      ------------------------------------------------------
                                                          Three Months Ended             Six Months Ended
                                                      ------------------------------------------------------
                                                          Amount      % Change         Amount      % Change
                                                      ------------------------------------------------------
      Net premiums earned                              $ (2,119,974)    (14.0)%    $ (1,773,383)     (6.8)%
      Net realized gains on investments                     389,405     167.1 %         499,242     106.9 %
      Total revenues                                     (1,697,139)    (10.1)%      (1,126,032)     (3.8)%
      Losses and loss adjustment expenses                  (560,607)     (5.7)%        (383,891)     (2.4)%
      Experience rating adjustments                      (1,310,832)   (225.1)%      (2,349,043)   (108.9)%
      Commissions and other insurance expenses              587,191      17.4 %       1,428,090      23.9 %
      Income before federal income taxes                   (527,841)    (32.5)%        (361,938)    (11.8)%
      Net income                                           (299,977)    (26.2)%        (170,387)     (7.8)%

Net income was $846,151, or $0.17 per diluted share, for the second quarter 2004 compared to $1,146,128, or $0.23 per diluted share, for the same period last year. Net income was $2,004,744, or $0.39 per diluted share, for the first six months of 2004 compared to $2,175,131, or $0.43 per diluted share, a year ago. The results for the three and six months ended June 30, 2004 included favorable loss development for the Company's ULI product and higher net realized gains on investments. These positive factors were offset by losses in the CPI product and the bail bond reinsurance program.

The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for insurance companies. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from accounting principles generally accepted in the United States ("GAAP"). Under statutory accounting principles, policy acquisition expenses and ceding commissions are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses and ceding commissions are deferred and

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses to premiums earned. The following table reflects Ohio Indemnity's loss, expense and combined ratios on both a statutory and a GAAP basis for the three and six months ended June 30:

                                    Three Months Ended             Six Months Ended
                                   --------------------          --------------------
                                   2004           2003           2004            2003
                                   --------------------          --------------------
      GAAP:
         Loss ratio                65.6%          68.7%          62.7%          68.9%
         Expense ratio             30.5%          22.3%          30.3%          22.8%
                                   ----           ----           ----           ----
         Combined ratio            96.1%          91.1%          93.0%          91.7%
                                   ====           ====           ====           ====

      Statutory:
         Loss ratio                68.2%          67.5%          63.7%          66.1%
         Expense ratio             26.6%          22.3%          31.0%          26.9%
                                   ----           ----           ----           ----
         Combined ratio            94.8%          89.8%          94.7%          93.0%
                                   ====           ====           ====           ====

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

Net Premiums Earned. Total net premiums earned declined 14.0% to $12,975,816 for the three months ended June 30, 2004. The largest portion of this decrease was attributable to CPI premiums, which were $568,379 for the second quarter 2004 versus $2,209,749 for the same period last year. This was due to the cancellation of a poor performing book of business in the second quarter 2004.

ULI net premiums earned declined 9.4% to $9,673,636 for the second quarter 2004 from $10,672,484 a year ago. This decrease was due to a fourth quarter 2003 producer-owned reinsurance transaction whereby the Company ceded 100% of the premiums (along with the associated risk) for an existing lender/dealer customer. Excluding the impact of the reinsurance transaction, ULI net premiums earned for the second quarter 2004 increased $425,787 compared to the same period last year. Net premiums earned for guaranteed auto protection ("GAP") increased to $1,309,486 for the second quarter 2004 from $665,587 a year ago. This growth was due to the purchase of GAP coverage by two large financial institution customers in the second half of 2003, combined with rate increases, volume increases with existing customers and new customers added in 2004.

Net premiums earned for unemployment compensation ("UC") products declined 5.3% to $1,349,612 in the second quarter 2004 primarily due to the cancellation of an excess of loss policy at year-end 2003.

Other specialty products ("OSP") declined 39.5% to $74,703 for the second quarter 2004 from $123,559 for the same period last year due to lower premiums in our discontinued bail bond program that partially offset an increase in our waste surety bond program ("WSB"), which was introduced in the second quarter 2004.

Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 18.4% to $489,013 for the second quarter 2004. This improvement was due to solid growth in invested assets during the past twelve months combined with a higher portfolio yield. Higher yields resulted from the Company's $15.0 million reallocation of short-term investments to fixed maturities during the second quarter 2004, which provided a better matching of the Company's invested assets to its product liability duration while maximizing investment return.

We recorded net realized gains on investments of $622,430 in the second quarter 2004 compared with $233,025 in the second quarter 2003. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between the cost and estimated fair value is charged to income as a realized loss on investment. There were $364,096 and $49,328 in impairment charges included in net realized gains on investments for the three months ended June 30, 2004 and 2003, respectively. Included in impairment charges for the three months ended June 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see "Other-Than-Temporary Impairment of Investments" below.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Codification and Subscription Fees. ALPC's codification and subscription fees increased 11.6% to $978,880 in the second quarter 2004 compared to $876,960 in the second quarter 2003 principally due to a new state customer added in 2003.

Management Fees. Through our UCassure and bonded service products, we insure the payment of certain reimbursable unemployment compensation benefits to be paid from monies allocated toward the payment of these benefits. We have an agreement with a cost containment service firm to control the unemployment compensation costs of certain non-profit employers. Together with the cost containment service firm, we share any residual resulting from the development of benefits to be paid from the contract funds held on deposit. We record management fees in the period that the residual is shared with the cost containment service firm. Our management fees in the second quarter 2004 decreased $75,490 from $71,307 in the second quarter 2003 as a result of rising unemployment compensation obligations related to the increased level of unemployment. We expect management fees to vary from period to period depending on unemployment levels and claims experience.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses ("LAE") represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively.

Losses and LAE declined 5.7% to $9,234,300 for the second quarter 2004 from $9,794,907 the prior year. ULI losses and LAE declined 24.1% to $6,227,736 for the second quarter 2004 primarily due to favorable loss development and the Reinsurance Transaction. CPI losses and LAE increased $105,813 to $947,537 in the second quarter 2004 principally due to losses on a poor performing book of business that was cancelled in the second quarter 2004. GAP losses and LAE increased 53.0% to $636,112 for the second quarter 2004 consistent with the growth in this business. UC losses and LAE declined $237,750 from a year ago primarily due to the cancellation of an excess of loss policy at year-end 2003.

OSP losses and LAE increased $1,329,224 from a year ago due to our bail bond reinsurance program. During 2001, the Company began assuming bail bond coverage sold by a bail bond agency through several fronting insurance carriers. The liability of the fronting carriers was then transferred to a group of reinsurers, including the Company. The Company reinsured up to 15% of the business. The bail bond program was discontinued in the second quarter 2004 and no new bail bonds are being written.

During the second quarter 2004, the Company paid bail bond losses of $950,182. As of June 30, 2004, the Company's loss reserves, net of anticipated recoveries, were $537,128 related to the bail bond program. In addition, the Company received approximately $1.4 million in bail bond claims that are not reserved for as of June 30, 2004 as these losses relate to program years in dispute. The Company has retained legal counsel and is reviewing its rights under the various contracts for these disputed years. As of June 30, 2004, the Company recorded a $225,000 reserve for legal costs to review and defend its rights under the contracts. As of June 30, 2004, the Company recorded a return premium reserve of $226,200 associated with these disputed program years. At the present time, we are uncertain as to our ultimate exposure for future loss development on the run off of the bail bond program.

For more information concerning losses and LAE, see "Losses and Loss Adjustment Expense Reserves" below.

Experience Rating Adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. Experience rating adjustments decreased $1,310,832 in the second quarter 2004 compared to a year ago as a result of ceded experience rating adjustments associated with the Reinsurance Transaction. Management anticipates that experience rating adjustments may fluctuate in future periods based upon loss experience and premium growth.

Commissions and Other Insurance Operating Expenses. Commission expense increased 13.0% to $2,185,800 for the second quarter 2004 primarily due to higher commission rates associated with the CPI product line combined with a reduction in ceding commissions. Ceding commissions declined in the second quarter 2004 versus a year ago due to the cancellation of a 100% producer-owned reinsurance arrangement at the end of 2003. Other insurance operating expenses rose 23.3% to $1,774,641 for the second quarter 2004 compared to last year principally due to higher salaries and administrative fees associated with the Company's UCassure product.

Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC remained relatively flat at $909,092 in the second quarter 2004 compared to $895,759 in the second quarter 2003.

Interest Expense. Interest expense increased $95,520 to $204,879 for the second quarter 2004 compared to a year ago as a result of the Company's $7.2 million trust preferred debt offering in September 2003. The proceeds from this financing provided additional financial flexibility for the Company. See "Liquidity and Capital Resources" for a more detailed description of the trust preferred debt.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Federal Income Taxes. Federal income taxes decreased $227,864 to $248,932 for the second quarter 2004 compared to $476,796 a year ago as a result of the decline in pretax income and an increase in tax exempt investment income.

GAAP Combined Ratio. The Company's specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company's combined ratio. For the second quarter 2004, the combined ratio increased 5.0 percentage points to 96.1% from 91.1% the prior year. The loss ratio improved to 65.6% for the second quarter 2004 from 68.7% a year ago principally due to the decrease in experience rating adjustments associated with the Reinsurance Transaction. The expense ratio increased to 30.5% for the second quarter 2004 from 22.3% a year ago, primarily due to a higher amount of CPI commissions and lower ceding commissions.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

Net Premiums Earned. Net premiums earned declined 6.8% to $24,483,383 for the six months ended June 30, 2004 as a result of decreases in ULI and CPI which were partially offset by an increase in GAP business. ULI net premiums earned declined 10.8% to $17,229,794 for the first six months of 2004 from $19,326,717 a year ago due to a fourth quarter 2003 producer-owned reinsurance transaction. Excluding the impact of the reinsurance transaction, ULI net premiums earned for the first six months of 2004 increased $594,112 compared to the same period last year due to rate increases, volume increases with existing customers and new customers added in 2004.

CPI net premiums earned declined 26.0% to $2,148,042 for the six months ended June 30, 2004 compared to the prior year due to the cancellation of a poor performing book of business in the second quarter 2004.

Net premiums earned for GAP increased 114.2% to $2,374,846 for the first six months of 2004 from $1,108,712 a year ago. This growth was due to the purchase of GAP coverage by two large financial institution customers in the second half of 2003, rate increases, volume increases with existing customers and new customers added in 2004.

Investment Income. Net investment income increased 17.3% to $899,848 for the first six months of 2004. This improvement was due to solid growth in invested assets during the past twelve months combined with a higher portfolio yield.

We recorded net realized gains on investments of $966,302 for the first six months of 2004 compared with $467,060 the same period a year ago. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. There were $450,792 and $49,328 in impairment charges included in net realized gains on investments for the six months ended June 30, 2004 and 2003, respectively. Included in impairment charges for the six months ended June 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see "Other-Than-Temporary Impairment of Investments" below.

Codification and Subscription Fees. ALPC's codification and subscription fees increased 12.3% to $1,972,341 for the first six months of 2004 compared to $1,756,676 a year ago principally due to a new state customer added in 2003 and printing services provided to an existing customer.

Management Fees. Our management fees for the first six months of 2004 decreased 85.6% to $28,814 as a result of rising unemployment compensation obligations related to the increased level of unemployment. We expect management fees to vary from period to period depending on unemployment levels and claims experience.

Losses and Loss Adjustment Expenses. Losses and LAE declined 2.4% to $15,549,926 for the first six months of 2004 from $15,933,817 a year ago principally due to lower lender/dealer losses and LAE which were partially offset by an increase in OSP. Lender/dealer losses and LAE declined due to favorable loss development within our ULI product line and as a result of the Reinsurance Transaction. OSP losses and LAE increased $1,313,160 from a year ago principally due to deterioration in the bail bond reinsurance program.

Experience Rating Adjustments. Experience rating adjustments declined $2,349,043 for the first six months of 2004 compared to a year ago as a result of ceded experience rating adjustments associated with the Reinsurance Transaction. Management anticipates that experience rating adjustments may fluctuate in future periods based upon loss experience and premium growth.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Commissions and Other Insurance Operating Expenses. Commission expense increased 29.3% to $4,298,329 for the first six months of 2004 primarily due to higher commission rates associated with the CPI product line combined with a reduction in ceding commissions. Ceding commissions declined due to the cancellation of a 100% producer-owned reinsurance arrangement at the end of 2003. Other insurance operating expenses rose 17.1% to $3,110,424 for the first six months of 2004 compared to last year principally due to higher salaries and administrative fees associated with the Company's UCassure product.

Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 16.8% to $1,899,929 for the first six months of 2004 principally due to higher salaries and consulting expenses.

Interest Expense. Interest expense increased $212,291 to $431,482 for the first six months of 2004 compared to a year ago as a result of the Company's $7.2 million trust preferred debt offering in September 2003. See "Liquidity and Capital Resources" for a more detailed description of the trust preferred debt.

Federal Income Taxes. The Company's effective income tax rate was 25.7% and 28.9% for the six months ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to an increase in tax exempt investment income.

GAAP Combined Ratio. For the six months ended June 30, 2004, the combined ratio increased 1.3 percentage points to 93.0% from 91.7% the prior year. The loss ratio improved to 62.7% for the first six months of 2004 from 68.9% a year ago principally due to the decrease in experience rating adjustments associated with the Reinsurance Transaction. The expense ratio increased to 30.3% for the first six months of 2004 from 22.8% a year ago, primarily due to a higher amount of CPI commissions and lower ceding commissions.

BUSINESS OUTLOOK
During 2004, we will continue to focus on opportunities emerging in specialized insurance markets. We believe our specialized underwriting expertise, strong financial ratings and solid customer relationships will enable us to take advantage of these opportunities. Further, an increase in customer appreciation for risk management products and services could provide for additional opportunities in the marketplace.

Our new waste surety bond program that began in second quarter 2004 is an example of a specialized insurance opportunity taken advantage of by the Company. Our treasury listing and large state surety bond licensing provided an opportunity for the Company to enter into a new business transaction with a waste surety bond underwriter.

The national economy still appears to be in a state of struggle. If loan defaults, bankruptcies and automobile repossessions increase, we would anticipate an increase in the frequency of losses and LAE for our ULI and CPI products. Increased incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market, although there are signs that used car prices are stabilizing. If used car prices continue to decline, we would anticipate an increase in the severity of losses and LAE for our GAP products. If unemployment levels remain high, we would expect higher claims experience and lower management fees from our UC products. Furthermore, the future development of the bail bond reinsurance program could have a material impact on our results of operations and financial condition. At the present time, we are uncertain as to our ultimate exposure for future loss development on the run off of the bail bond program. Our outlook for the remainder of 2004 remains cautious.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of June 30, 2004 and December 31, 2003, the Company's capital structure consists of trust preferred debt issued to affiliates, borrowings from our revolving line of credit and shareholders' equity and is summarized in the following table:


                                                                            June 30,       December 31,
                                                                              2004             2003
                                                                          ------------     ------------

          Trust preferred debt issued to BIC Statutory Trust I            $  8,248,000     $  8,248,000
          Trust preferred debt issued to BIC Statutory Trust II              7,217,000        7,217,000
          Bank note payable                                                    600,000             -
                                                                          ------------     ------------
                 Total debt obligations                                     16,065,000       15,465,000
                                                                          ------------     ------------

          Total shareholders' equity                                        34,480,081       33,365,028
                                                                          ------------     ------------
                 Total capitalization                                     $ 50,545,081     $ 48.830.028
                                                                          ============     ============
          Ratio of total debt obligations to total capitalization                31.8%            31.7%

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

In December 2002, we organized BIC Statutory Trust I ("BIC Trust I"), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II ("BIC Trust II"), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the "Trusts") were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.34% and 5.28% at June 30, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II's floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.64% at June 30, 2004), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility for the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of June 30, 2004, the Company was in compliance with all such covenants.

We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with a $600,000 outstanding balance at June 30, 2004 (none at December 31, 2003). The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. Under the terms of the revolving credit agreement, our consolidated shareholders' equity must not fall below $20,000,000 and Ohio Indemnity's ratio of net premiums written to policyholders surplus cannot exceed three to one.

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

Because of the nature of the risks we insure, losses and LAE emanating from the insurance policies that we issue are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of property/casualty insurance products. Therefore, we believe that we can estimate our cash needs to meet our loss and expense obligations through the end of 2004. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments through the end of 2004. At June 30, 2004, cash and short-term investments amounted to $21,013,281 or 27.1% of our total cash and invested assets.

ALPC derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating expenses. USA derives its funds principally from commission fees which are currently sufficient to meet its operating expenses.

Cash flows provided by operating activities totaled $775,759 and $7,689,301 for the six months ended June 30, 2004 and 2003, respectively. The decrease was primarily the result of an increase in paid claims, retrospective premium adjustments, prepaid taxes and salaries and a decrease in ceded commissions paid in the first six months of 2004 compared to a year ago. The decrease in ceded commissions paid was primarily due to the cancellation of a producer-owned reinsurance arrangement at the end of 2003.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise's solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity's total adjusted capital is in excess of all required action levels as of June 30, 2004.

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

DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2004, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2003. We do not anticipate material changes in our primary market risk exposures or in how these exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Fixed Maturities. On a monthly basis, we review our fixed maturity securities for impairment. We consider the following factors when evaluating potential impairment:

     o the length of time and extent to which the estimated fair value has been less than book value;

     o the degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates);

     o the degree to which an issuer is current or in arrears in making principal and interest/dividend payments on the securities in question;

     o the financial condition and future prospects of the issuer, including any specific events that may influence the issuer's operations and its ability to make future scheduled principal and interest payments on a timely basis;

     o the independent auditor's report on the issuer's most recent financial statements;

     o    buy/hold/sell recommendations of investment advisors and analysts;

     o relevant rating history, analysis and guidance provided by rating agencies and analysts; and

     o our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Equity Securities. On a monthly basis, we review our equity securities for impairment. We consider the following factors when evaluating potential impairment:

     o the length of time and extent to which the estimated fair value has been less than book value;

     o whether the decline appears to be related to general market or industry conditions or is issuer-specific;

     o the financial condition and future prospects of the issuer, including any specific events that may influence the issuer's operations;

     o    the recent income or loss of the issuer;

     o the independent auditor's report on the issuer's most recent financial statements;

     o    buy/hold/sell recommendations of investment advisors and analysts;

     o relevant rating history, analysis and guidance provided by rating agencies and analysts; and

     o our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.

In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $450,792 and $49,328 in impairment charges included in net realized gains on investments for the six months ended June 30, 2004 and 2003, respectively. Included in impairment charges for the six months ended June 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. Additional impairments within the portfolio during 2004 are possible if current economic and financial conditions worsen.

The following table summarizes, for all securities in an unrealized loss position at June 30, 2004, the estimated fair value and pre-tax gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

                                                                      Gross
                                                 Estimated          unrealized
                                                fair value            losses
                                               -----------          -----------
     Fixed maturities:
         6 months or less                      $23,766,074          $   334,163
         7-12 months                             2,457,866               54,735
         Greater than 12 months                    646,332               12,497
                                               -----------          -----------

               Total fixed maturities           26,870,272              401,395
                                               -----------          -----------

     Equities:
         6 months or less                        1,879,729              152,928
         7-12 months                               448,820               47,070
                                               -----------          -----------
         Total equities                          2,328,549              199,998
                                               -----------          -----------

               Total                           $29,198,821          $   601,393
                                               ===========          ===========

As of June 30, 2004, the Company had unrealized losses on 86 fixed maturity securities totaling $ 401,395, including 76, 6, and 4 fixed maturity securities that maintained an unrealized loss position for 6 months or less, 7-12 months, and greater than 12 months, respectively. Out of the 86 fixed maturity securities, 85 securities had a fair value to cost ratio equal to or greater than 96%, and one security had a fair value to cost ratio equal to 87% as of June 30, 2004.

As of June 30, 2004, the Company had unrealized losses on 22 equity securities totaling $199,998, including 19 and 3 equity securities that maintained an unrealized loss position for 6 months or less, and 7-12 months, respectively. Out of the 22 equity securities, 14 securities had a fair value to cost ratio equal to or greater than 90%, 6 securities had a fair value to cost ratio between 80% and 89%, and 2 securities had a fair value to cost ratio between 69% and 73% as of June 30, 2004.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

Our estimates of ultimate losses are based on our historical loss development experience. In using this historical information, we assume that past loss development is predictive of future development. Our assumptions allow for changes in claims and underwriting operations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. However, we do not anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from causes not currently recognized in our historical data. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, actual emergence of losses could deviate materially from our estimates and from amounts recorded by us.

We conduct a reserve study using historical losses and LAE by product line or coverage within product line. We compute a range of reasonable estimates as well as select an estimate of indicated reserves. The indicated range includes estimates of expected losses and LAE given the information currently available to us.

As of June 30, 2004, our indicated reserve range for losses and LAE was $9.7 million to $14.6 million. As our gross reserve of $12.4 million as of June 30, 2004 falls within this range, we believe it is a reasonable provision in the aggregate for our unpaid losses and LAE obligations as of June 30, 2004.

As of June 30, 2004, losses and LAE reserves, net of reinsurance recoverables, totaled $10.4 million. Management's recorded best estimate, on a net basis, is based on various assumptions, including but not limited to, historical experience and historical loss patterns.

Other than for our bail bond reinsurance program, we did not experience any significant change in the number of claims paid (other than for growth in our business), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in prior years. The increase in claims opened correlates to the increase in policies in force.

Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves in the amount of $2.0 million. We record reserves on an undiscounted basis. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.

We prepared our estimates of the gross and net loss and allocated LAE (expenses that can be specifically assigned to a particular claim) liabilities using loss development triangles for each of our principal insurance products as follows:

     o    ULI - non-aggregate limit
     o ULI - aggregate limit (in which the policy runs at a target loss ratio)
     o    CPI
     o    GAP
     o    UC

Our reserves for these independently estimated principal insurance products comprise the majority of our total recorded loss and allocated LAE reserves as of June 30, 2004 on both a gross and net of reinsurance basis. We prepared independent estimates for unallocated LAE reserves (expenses associated with adjusting and recording policy claims, other than those included in allocated
LAE).

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

 The validity of the results from using a loss development approach can be affected by many conditions, such as our claims department processing changes, a shift between single and multiple payments per claim, legal changes or variations in our mix of business from year to year. Also, because the percentage of losses paid for immature years is often low, development factors are volatile. A small variation on the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

CODIFICATION AND SUBSCRIPTION REVENUE AND EXPENSE RECOGNITION
Revenue from municipal code contracts is recognized on the percentage-of-completion method: completion is measured based on the percentage of direct labor costs incurred to date compared to estimated direct labor costs for each contract. While we use available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Under this method, the costs incurred and the related revenues are included in the income statement as work progresses. Adjustments to contract cost estimates are made in the periods in which the facts that require such adjustments become known. If a revised estimate indicates a loss, such loss is provided for in its entirety. The amount by which revenues are earned in advance of contractual collection dates is an unbilled receivable and the amount by which contractual billings exceed earned revenues is deferred revenue which is carried as a liability.

OFF-BALANCE SHEET TRANSACTIONS
We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is considered material.

FORWARD-LOOKING INFORMATION
Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning fiscal year 2004 and beyond. The forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company's business partners, changes in market forces, litigation and the other risk factors that have been identified in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, any one of which factors might materially affect the operations of the Company. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosures About Market Risk."

ITEM 4.  CONTROLS AND PROCEDURES

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report.

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

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser" of common shares of the Company during the second quarter 2004:

                                                Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------------------------------------
                                        (a)                  (b)                 (c)                         (d)
         Period                 Total number             Average price      Total number of          Maximum number (or
                                of shares (or units)     paid per share     shares (or units)        approximate dollar value)
                                purchased                (or unit)          purchased as part        of shares (or units) that may
                                                                            of publicly announced    yet be purchased under the
                                                                            plans or programs        plans or programs
----------------------------------------------------------------------------------------------------------------------------------
Month #1 (April 1, 2004
    through April 30, 2004)               -                    -                  -                              -

Month #2 (May 1, 2004
    through May 31, 2004)                 -                    -                  -                              -

Month #3 (June 1, 2004
    through June 30, 2004)            3,350(1)               (1)                  -                              -

                  Total                   -                    -                  -                              -
----------------------------------------------------------------------------------------------------------------------------------

(1) In accordance with the terms of our 2002 Stock Incentive Plan, the Company acquired these common shares in connection with the exercise of stock options by two of its Directors and the payment by such Director of the aggregate exercise price ($27,000) by delivery of common shares already owned by such Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2004, Bancinsurance held its 2004 Annual Meeting of Shareholders. The shareholders voted on the election of seven directors to serve one year terms, and a proposal to ratify the appointment of Ernst & Young LLP as the independent accountants and auditors for the fiscal year 2004. The results of the voting were as follows:

     1.   Election of Directors:

                                             Votes For          Votes Withheld
                                             ---------          --------------
             Kenton R. Bowen                 4,577,364               22,500
             Daniel D. Harkins               4,577,364               22,500
             William S. Sheley               4,577,364               22,500
             John S. Sokol                   4,543,013               56,851
             Saul Sokol                      4,540,913               58,951
             Si Sokol                        4,541,333               58,531
             Matthew D. Walter               4,586,194               13,670

             All seven directors were reelected.

     2. To ratify the appointment of Ernst & Young LLP as the independent accountants and auditors for fiscal year 2004:

            Votes For                        4,577,134
            Votes Against                       10,950
            Abstentions                         11,780

         The proposal was approved.

                            BANCINSURANCE CORPORATION
                                AND SUBSIDIARIES

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

         (b)     Reports on Form 8-K

                 The Company furnished a Form 8-K, dated April 30, 2004, on April 30, 2004 to report the issuance of a press release by the Company announcing results of operations for the first quarter ended March 31, 2004.

----------------

         * Filed with this Quarterly Report on Form 10-Q.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BANCINSURANCE CORPORATION
                                       -------------------------
                                              (Registrant)





Date:    August 13, 2004               By:            /s/ Si Sokol
     ----------------------               -------------------------------------
                                                        Si Sokol
                                           Chairman and Chief Executive Officer
                                              (Principal Executive Officer)





Date:    August 13, 2004               By:        /s/ Matthew C. Nolan
     ----------------------               --------------------------------------
                                                     Matthew C. Nolan
                                               Principal Financial Officer