Form 10-Q
period 2004-09-30
BANCINSURANCE CORP
filed 2004-11-10
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number	0-8738

BANCINSURANCE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	31-0790882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 East Broad Street, Columbus, Ohio	43215

(Address of principal executive offices)	(Zip Code)

(614)220-5200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

     The number of outstanding Common Shares, without par value, of the registrant as of October 29, 2004 was 4,969,700.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Net premiums earned	$12,676,975	$15,770,717	$37,160,358	$42,027,483
Net investment income	626,304	412,290	1,526,152	1,217,287
Net realized gains on investments	106,450	371,948	1,072,752	839,008
Codification and subscription fees	868,842	913,121	2,841,183	2,669,797
Management fees	4,896	45,319	33,710	244,742
Other income	6,518	3,299	33,519	60,148

Total revenues	14,289,985	17,516,694	42,667,674	47,058,465

Expenses:
Losses and loss adjustment expenses	7,822,594	11,997,823	23,372,520	27,931,640
Experience rating adjustments	(50,834)	(56,140)	(243,536)	2,100,201
Commission expense	2,973,981	2,094,468	7,272,310	5,419,756
Other insurance operating expenses	1,775,849	1,259,660	4,886,273	3,953,085
Codification and subscription expenses	802,400	904,483	2,702,329	2,530,466
General and administrative expenses	338,183	271,425	919,963	798,692
Interest expense	220,220	117,119	651,702	336,310

Total expenses	13,882,393	16,588,838	39,561,561	43,070,150

Income before federal income taxes	407,592	927,856	3,106,113	3,988,315
Federal income tax expense	3,549	177,681	697,326	1,063,009

Net income	$404,043	$750,175	$2,408,787	$2,925,306

Net income per common share:
Basic	$.08	$.15	$.49	$.58

Diluted	$.08	$.15	$.47	$.58

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,061,782 in 2004 and $5,066,125 in 2003)	$4,913,799	$4,872,012
Available for sale:
Fixed maturities, at fair value (amortized cost $43,342,927 in 2004 and $28,622,634 in 2003)	45,527,909	28,918,149
Equity securities, at fair value (cost $4,981,023 in 2004 and $7,621,880 in 2003)	7,900,535	10,235,858
Short-term investments, at cost which approximates fair value	17,395,236	28,904,680
Other invested assets	715,000	1,049,136

Total investments	76,452,479	73,979,835

Cash	4,247,719	2,949,627
Premiums receivable	7,540,770	10,661,766
Accounts receivable, net	534,511	993,093
Reinsurance recoverables	2,907,398	4,926,446
Prepaid reinsurance premiums	8,213,726	12,244,588
Deferred policy acquisition costs	6,307,501	4,962,150
Estimated earnings in excess of billings on uncompleted codification contracts	206,023	283,336
Loans to affiliates	837,682	770,466
Goodwill	753,737	753,737
Intangible assets, net	864,160	920,048
Accrued investment income	718,769	541,519
Current federal income taxes	220,939	—
Other assets	1,900,759	1,883,125

Total assets	$111,706,173	$115,869,736

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$14,471,601	$14,385,919
Unearned premiums	25,715,421	25,124,137
Ceded reinsurance premiums payable	396,218	1,721,963
Experience rating adjustments payable	7,471,501	6,997,784
Retrospective premium adjustments payable	5,726,798	5,370,273
Funds held under reinsurance treaties	1,312,188	2,646,693
Contract funds on deposit	983,297	1,908,184
Taxes, licenses and fees payable	27,685	1,315,443
Current federal income taxes	—	511,091
Deferred federal income taxes	15,956	852,625
Deferred ceded commissions	814,430	1,224,938
Commissions payable	2,349,521	2,660,979
Billings in excess of estimated earnings on uncompleted codification contracts	120,338	143,888
Notes payable	39,717	53,276
Other liabilities	1,722,087	2,122,515
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	76,631,758	82,504,708

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common Shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at September 30, 2004 and December 31, 2003, 4,969,700 shares outstanding at September 30, 2004 and 4,920,050 shares outstanding at December 31, 2003	1,794,141	1,794,141
Additional paid-in capital	1,336,425	1,337,138
Accumulated other comprehensive income	982,266	1,920,265
Retained earnings	36,748,118	34,339,332

	40,860,950	39,390,876
Less: Treasury shares, at cost (1,200,641 common shares at September 30, 2004 and 1,250,291 common shares at December 31, 2003)	(5,786,535)	(6,025,848)

Total shareholders’ equity	35,074,415	33,365,028

Total liabilities and shareholders’ equity	$111,706,173	$115,869,736

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,408,787	$2,925,306
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(1,072,752)	(839,008)
Amortization	309,582	296,180
Deferred federal income tax (benefit) expense	(353,451)	498,089
Change in assets and liabilities:
Premiums receivable	3,120,996	(1,771,884)
Accounts receivable, net	458,582	218,364
Reinsurance recoverables	2,019,048	(1,141,652)
Prepaid reinsurance premiums	4,030,862	(5,271,750)
Deferred policy acquisition costs	(1,345,351)	(2,261,054)
Other assets, net	(405,726)	(1,058,041)
Reserve for unpaid losses and loss adjustment expenses	85,682	7,302,291
Unearned premiums	591,284	12,208,008
Ceded reinsurance premiums payable	(1,325,745)	—
Experience rating adjustments payable	473,717	2,100,201
Retrospective premium adjustments payable	356,525	175,493
Funds held under reinsurance treaties	(1,334,505)	251,625
Contract funds on deposit	(924,887)	435,202
Deferred ceded commissions	(410,508)	—
Other liabilities, net	(2,547,844)	1,657,297

Net cash provided by operating activities	4,134,296	15,724,667

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	195,000	1,100,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	13,632,156	7,852,441
Proceeds from available for sale equity securities sold	8,955,645	16,255,862
Cost of investments purchased:
Held to maturity fixed maturities	(250,410)	(1,509,145)
Available for sale fixed maturities	(29,689,189)	(16,238,773)
Equity securities	(7,427,459)	(26,368,631)
Net change in short-term investments and other invested assets	11,509,444	(1,972,390)
Purchase of land, property and leasehold improvements	—	(459,667)

Net cash used in investing activities	(3,074,813)	(21,340,303)

Cash flows from financing activities:
Proceeds from note payable to bank	3,000,000	5,900,000
Repayments of note payable to bank	(3,000,000)	(8,000,000)
Proceeds from stock options exercised	238,609	—
Acquisition of treasury shares	—	(371,705)
Proceeds from issuance of trust preferred debt to an affiliate	—	7,000,000

Net cash provided by financing activities	238,609	4,528,295

Net increase (decrease) in cash	1,298,092	(1,087,341)
Cash at December 31	2,949,627	4,306,007

Cash at September 30	$4,247,719	$3,218,666

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$654,933	$336,937

Income taxes	$1,730,000	$600,000

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

We prepared the consolidated balance sheet as of September 30, 2004, the consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows of Bancinsurance Corporation (“Bancinsurance”) and subsidiaries (collectively, the “Company”) as of September 30, 2004 and for all periods presented have been made.

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that you read these unaudited consolidated financial statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results of operations for the full 2004 year.

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

2.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.81% and 5.14% at September 30, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.03% and 5.19% at September 30, 2004 and 2003, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended September 30, 2004 and 2003 was $214,170 and $111,471, respectively, and $619,202 and $333,735 for the nine months ended September 30, 2004 and 2003, respectively. The Company was in compliance with all provisions of our debt covenants at September 30, 2004.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected residual returns if they occur, or both. The Company adopted FIN 46 on July 1, 2003. Upon adoption, BIC Trust I was

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

deconsolidated effective July 1, 2003 with prior periods reclassified in the consolidated financial statements. The deconsolidation did not have any impact on net income. In accordance with FIN 46, BIC Trust II was not consolidated upon formation in September 2003.

3.	Stock Option Plans

We have three equity incentive plans which allow for granting options to certain employees and directors of the Company. We account for compensation expense related to such transactions using the “intrinsic value” based method under the provisions of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations.

As we account for stock options using the “intrinsic value” method, no compensation cost has been recognized in net income for the equity incentive plans. Had we accounted for all stock-based employee compensation under the “fair value” method (SFAS No. 123), the impact would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$404,043	$750,175	$2,408,787	$2,925,306
Deduct: Total stock-based employee compensation expense determined under “fair value” based method for all awards, net of related tax effects	(4,079)	—	(6,073)	(17,807)

Pro forma net income	$399,964	$750,175	$2,402,714	$2,907,499

Basic and diluted earnings per share would not be impacted if the “fair value” based method had been applied to all awards. Compensation expense in the pro forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

4.	Other Comprehensive Income

The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2004	$379,807	$129,134	$250,673
Less: reclassification adjustments for gains realized in net income	106,450	36,193	70,257

Net unrealized holding gains	273,357	92,941	180,416

Other comprehensive income	$273,357	$92,941	$180,416

	Three Months Ended September 30, 2003
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2003	$32,574	$11,075	$21,499
Less: reclassification adjustments for gains realized in net income	209,854	71,350	138,504

Net unrealized holding losses	(177,280)	(60,275)	(117,005)

Other comprehensive loss	$(177,280)	$(60,275)	$(117,005)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Nine Months Ended September 30, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2004	$(14,324)	$(4,870)	$(9,454)
Less: reclassification adjustments for gains realized in net income	1,406,888	478,342	928,546

Net unrealized holding losses	(1,421,212)	(483,212)	(938,000)

Other comprehensive loss	$(1,421,212)	$(483,212)	$(938,000)

	Nine Months Ended September 30, 2003
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2003	$1,168,251	$397,205	$771,046
Less: reclassification adjustments for gains realized in net income	676,914	230,151	446,763

Net unrealized holding gains	491,337	167,055	324,282

Other comprehensive income	$491,337	$167,055	$324,282

5.	Reinsurance

Several of our insurance producers have formed sister reinsurance companies, commonly referred to as a producer-owned reinsurance company (“PORC”). The primary reason for an insurance producer to form a reinsurance company is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return, the Company receives a ceding commission, which is based on a percentage of the premiums ceded. Such arrangements align business partners with the Company’s interests while preserving valued customer relationships.

Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers. We report balances pertaining to reinsurance transactions “gross” on the balance sheet, meaning that reinsurance recoverables on unpaid losses, ceded experience rating adjustments payable and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

The Company’s ceded reinsurance transactions are attributable to our lender/dealer and waste surety bond business. Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer’s premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer’s premiums (along with the associated risk) was ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.

Beginning in the second quarter 2004, the Company cedes and assumes waste surety bond business at 50% quota share participation.

Beginning in 2001, the Company entered into a reinsurance program covering bail bonds issued by several insurance carriers and sold by a bail bond agency. The liability of the insurance carriers was transferred to a group of reinsurers, including the Company. The Company reinsured up to 15% of the business. The bail bond program was discontinued in the second quarter 2004 and no new bail bonds are being written.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

There are certain issues which the Company is disputing with respect to the bail bond reinsurance program. During the third quarter 2004, the Company began the following arbitration proceedings with two of the four insurance carriers as described below:

Aegis Arbitration. On August 23, 2004, the Company demanded arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. On August 25, 2004, Aegis made a counter demand for arbitration whereby a request was made that the Company join an arbitration that was already occurring between Aegis and Lloyds Syndicate 1245, one of the other reinsurers on the bail bond program. On October 15, 2004, the Company agreed to consolidate arbitrations with Aegis and Lloyds Syndicate 1245. Aegis is seeking to recover certain of its losses from the Company under its reinsurance agreement. The Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief.

Sirius Arbitration. On September 21, 2004, Sirius America Insurance Company (“Sirius”), one of the insurance carriers, instituted arbitration against the Company. Sirius is seeking to recover certain of its losses from the Company under its reinsurance agreement. The Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief.

Through September 30, 2004, the Company has received approximately $2.7 million in bail bond claims that are not reserved for as these claims pertain to issues in dispute. The Company has retained legal counsel to review and defend its rights under the various contracts for these disputed issues. As of September 30, 2004, the Company recorded legal reserves and return premium reserves of $450,000 and $226,200, respectively, related to these disputed issues.

As of September 30, 2004, the Company’s bail bond loss reserves, net of anticipated recoveries, were $806,243; however, the Company is still investigating the validity of these claims. At the present time, the Company is uncertain as to its ultimate exposure for future loss development on the run off of the bail bond program.

A reconciliation of direct to net premiums, on both a written and earned basis, for the three months and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004		2003		2004		2003
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$16,134,511	$13,149,681	$22,611,219	$19,856,299	$41,781,505	$42,355,964	$63,975,660	$51,514,012
Assumed	1,330,967	527,355	87,951	100,670	2,615,386	1,093,120	228,109	306,254
Ceded	(615,887)	(1,000,062)	(4,514,986)	(4,186,252)	(1,540,610)	(6,288,726)	(15,064,534)	(9,792,783)

Total	$16,849,591	$12,676,975	$18,184,184	$15,770,717	$42,856,281	$37,160,358	$49,139,235	$42,027,483

The amounts of recoveries pertaining to reinsurance that were deducted from losses and loss adjustment expenses incurred during the three months ended September 30, 2004 and 2003, were $1,470,724 and $2,034,339, respectively, and $2,794,619 and $4,383,483 during the nine months ended September 30, 2004 and 2003, respectively. The amount of recoveries pertaining to reinsurance that was deducted from experience rating adjustments during the three and nine months ended September 30, 2004 were ($828,978) and $717,256, respectively (none in 2003). During the three months ended September 30, 2004 and 2003, ceded reinsurance decreased commission expense incurred by $170,100 and $1,505,851 respectively, and $615,993 and $5,194,056 during the nine months ended September 30, 2004 and 2003, respectively.

6.	Common Share Repurchase Program

On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares previously approved. The repurchase program expired on December 31, 2003. Through September 30, 2003, we repurchased 699,465 common shares at an average price per share of $5.00 under this program. Repurchases were funded by cash flows from operations. There were no repurchases during 2004.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

7.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$404,043	$750,175	$2,408,787	$2,925,306

Income available to common shareholders, assuming dilution	404,043	750,175	2,408,787	2,925,306

Weighted average common shares outstanding	4,969,135	4,920,061	4,943,871	4,949,037
Adjustments for dilutive securities:
Dilutive effect of outstanding options	201,151	139,168	208,461	79,579

Diluted common shares	5,170,286	5,059,229	5,152,332	5,028,616

Earnings per common share:
Basic	$.08	$.15	$.49	$.58
Diluted	$.08	$.15	$.47	$.58

8.	Segment Information

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

	Three Months Ended
	September 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total
Revenues from external customers	$12,746,848	$868,842	$(52,777)	$13,562,913
Intersegment revenues	1,470	—	217,208	218,678
Interest revenue	612,892	—	165	613,057
Interest expense	47	480	—	527
Depreciation and amortization	113,791	22,087	—	135,878
Segment profit	865,651	65,964	155,463	1,087,078
Income tax expense	94,174	24,644	52,808	171,626

	Three Months Ended
	September 30, 2003
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total
Revenues from external customers	$15,752,710	$913,121	$348,530	$17,014,361
Intersegment revenues	1,470	—	115,825	117,295
Interest revenue	401,598	—	1	401,599
Interest expense	89	480	—	569
Depreciation and amortization	63,534	21,290	—	84,824
Segment profit	941,560	8,171	140,818	1,090,549
Income tax expense	276,157	29,268	49,016	354,441

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Nine Months Ended
	September 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total
Revenues from external customers	$38,330,288	$2,841,183	$60,616	$41,232,087
Intersegment revenues	4,410	—	433,182	437,592
Interest revenue	1,571,706	—	273	1,571,979
Interest expense	511	1,441	—	1,952
Depreciation and amortization	248,839	166,361	—	415,200
Segment profit	4,195,543	137,415	453,512	4,786,470
Income tax expense	1,071,818	53,390	153,727	1,278,935
Segment assets	102,138,051	2,524,134	769,388	105,431,573

	Nine Months Ended
	September 30, 2003
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total
Revenues from external customers	$42,953,375	$2,669,797	$350,175	$45,973,347
Intersegment revenues	4,410	—	300,657	305,067
Interest revenue	1,210,274	—	7	1,210,281
Interest expense	443	1,521	—	1,964
Depreciation and amortization	133,393	67,490	—	200,883
Segment profit	4,451,426	137,823	260,682	4,849,931
Income tax expense	1,275,109	82,221	89,570	1,446,900
Segment assets	94,749,527	2,261,232	499,128	97,509,887

The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Total revenues for reportable segments	$14,394,648	$17,533,255	$43,241,658	$47,488,695
Parent company gain (loss)	138,826	125,544	(61,962)	(50,733)
Elimination of intersegment revenues	(243,489)	(142,105)	(512,022)	(379,497)

Total consolidated revenues	$14,289,985	$17,516,694	$42,667,674	$47,058,465

Profit
Total profit for reportable segments	$1,087,078	$1,090,549	$4,786,470	$4,849,931
Parent company profit (loss)	(435,997)	(20,588)	(1,168,335)	(482,119)
Elimination of intersegment profits	(243,489)	(142,105)	(512,022)	(379,497)

Income before federal income taxes	$407,592	$927,856	$3,106,113	$3,988,315

Assets
Total assets for reportable segments			$105,431,573	$97,509,887
Parent company assets			7,574,086	7,987,551
Elimination of intersegment receivables			(1,299,486)	(576,756)

Total consolidated assets			$111,706,173	104,920,682

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancinsurance Corporation (“Bancinsurance”) is a specialty property insurance holding company incorporated in the State of Ohio in 1970. Bancinsurance and its subsidiaries (collectively, the “Company”) have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency, each of which are described in more detail below.

Products and Services

Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property insurance company. Our principal sources of revenue are premiums for insurance policies written by Ohio Indemnity. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of the Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct lines of business: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products.

Our automobile lender/dealer line offers three types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobiles. Second, creditor placed insurance (“CPI”) is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrowers’ insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The GAP product is sold to automobile dealers, lenders and lessors and provides coverage on either an individual or portfolio basis.

We offer three types of unemployment compensation products: (1) UCassure; (2) excess of loss; and (3) mandated bonds. We discontinued our bonded service program at the end of 2003. Our unemployment compensation products are utilized by not-for-profit entities that elect not to pay the unemployment compensation tax and instead reimburse the state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Certain national cost containment firms provide programs to ensure that reimbursing employers discharge their unemployment compensation commitments. Through its UCassure and previously its bonded service products, Ohio Indemnity insures these national cost containment firms for their program service responsibilities. Ohio Indemnity’s bonded service program was discontinued at the end of 2003 and replaced by the UCassure product, which provides Ohio Indemnity greater control in the distribution and expense management of the product. Ohio Indemnity also provides excess of loss coverage, under trust arrangements, to groups of not-for-profit entities that want to declare reimbursing status for their unemployment compensation obligations. We also underwrite state mandated surety bonds. Certain states require that reimbursing employers post a bond as a security for the performance of their reimbursing obligations.

Other specialty products consist primarily of our waste surety bond program and the discontinued bail bond reinsurance program. In the second quarter 2004, the Company entered into a 50% quota share reinsurance arrangement with a waste surety bond underwriter. The majority of these surety bonds satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. The insurer obtains collateral from the insured throughout the life of the landfill so that upon closure, the estimated cost of closure/post-closure is fully collateralized. The collateralization of this program reduces the risk of loss. In addition to the waste surety bond program, beginning in 2001, the Company entered into a reinsurance program covering bail bonds issued by several insurance carriers and sold by a bail bond agency. This coverage insures a bail bond company against losses arising from the nonperformance of bail requirements. The liability of the insurance carriers was transferred to a group of reinsurers, including the Company. The Company reinsured up to 15% of the business. The bail bond program was discontinued in the second quarter 2004 and no new bail bonds are being written.

The Company sells its insurance products through a network of distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.

Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), codifies, publishes,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

supplements and distributes ordinances for over 1,800 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments.

Insurance Agency. Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary, acts as an agency for placing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.

Economic Factors, Opportunities, Challenges and Risks

The Company’s results of operations have historically varied from quarter to quarter principally due to fluctuations in underwriting results and timing of investment sales. The Company’s primary source of revenue and cash is derived from premiums collected and investment activity. The majority of our premium revenues are dependent on the demand for our customers’ automobile financing programs. Increased automobile sales generally cause increased demand for automobile financing and, in turn, our lender/dealer products. Our ULI and CPI claims experience is impacted by the rate of loan defaults, bankruptcies and automobile repossessions among our customers. As delinquency dollars rise, our claims experience is expected to increase. In addition, the state of the used car market has a direct impact on our GAP claims. As used car prices decline, there is a larger gap between the balance of the loan/lease and the actual cash value of the automobile, which results in higher severity of GAP claims. Our unemployment compensation products are directly impacted by the nation’s unemployment levels. As unemployment levels rise, we would anticipate an increase in the frequency of claims. In addition, the interest rate and market rate environment can have an impact on the yields and valuation of our investment portfolio.

The Company is focused on opportunities in specialty insurance to extend our product offerings with appropriate levels of risk that will enhance the Company’s operating performance. Our strategy emphasizes long-term growth through increased market penetration, product line extensions, and providing our customers and agents with superior service and innovative technology.

Discontinued Bail Bond Program

Beginning in 2001, the Company entered into a reinsurance program covering bail bonds issued by several insurance carriers and sold by a bail bond agency. The liability of the insurance carriers was transferred to a group of reinsurers, including the Company. The Company reinsured up to 15% of the business. The bail bond program was discontinued in the second quarter 2004 and no new bail bonds are being written.

There are certain issues which the Company is disputing with respect to the bail bond reinsurance program. During the third quarter 2004, the Company began the following arbitration proceedings with two of the four insurance carriers as described below:

Aegis Arbitration. On August 23, 2004, the Company demanded arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. On August 25, 2004, Aegis made a counter demand for arbitration whereby a request was made that the Company join an arbitration that was already occurring between Aegis and Lloyds Syndicate 1245, one of the other reinsurers in the bail bond program. On October 15, 2004, the Company agreed to consolidate arbitrations with Aegis and Lloyds Syndicate 1245. Aegis is seeking to recover certain of its losses from the Company under its reinsurance agreement. The Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief.

Sirius Arbitration. On September 21, 2004, Sirius America Insurance Company (“Sirius”), one of the insurance carriers, instituted arbitration against the Company. Sirius is seeking to recover certain of its losses from the Company under its reinsurance agreement. The Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief.

Through September 30, 2004, the Company has received approximately $2.7 million in bail bond claims that are not reserved for as these claims pertain to issues in dispute. The Company has retained legal counsel to review and defend its rights under the various contracts for these disputed issues. As of September 30, 2004, the Company recorded legal reserves and return premium reserves of $450,000 and $226,200, respectively, related to these disputed issues.

As of September 30, 2004, the Company’s bail bond loss reserves, net of anticipated recoveries, were $806,243; however, the Company is still investigating the validity of these claims. At the present time, the Company is uncertain as to its ultimate exposure for future loss development on the run off of the bail bond program.

Reinsurance Transactions

During 2003, we selectively began to respond to growth opportunities through producer-owned reinsurance. This involves an insurance producer forming a sister reinsurance company, commonly referred to as a producer-owned reinsurance company (“PORC”).

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

The primary reason for an insurance producer to form a reinsurance company is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return, the Company receives a ceding commission, which is based on a percentage of the premiums ceded.

In consultation with one of our large lender/dealer customers during 2003, we provided the customer with a variety of risk management solutions. This resulted in our customer making a decision to move its coverage to another one of our lender/dealer products that better fit its changing needs. In conjunction with this change in products, we reinsured 100% of this customer’s premiums (along with the associated risk) to its PORC beginning in fourth quarter 2003 (the “Reinsurance Transaction”).

Effective January 1, 2003, we entered into a 100% producer-owned reinsurance arrangement for a new lender/dealer producer. This arrangement was cancelled at the end of 2003.

During the second quarter 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company cedes and assumes waste surety bond coverage with another insurance carrier.

During the second quarter 2004, the bail bond reinsurance program was discontinued and no new bail bonds are being written.

See note 5 to the consolidated financial statements for additional information regarding the Company’s reinsurance.

SUMMARY RESULTS

The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Nine Months Ended September 30,
	2003-2004
	Three Months Ended		Nine Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$(3,093,742)	(19.6)%	$(4,867,125)	(11.6)%
Net realized gains on investments	(265,498)	(71.4)%	233,744	27.9%
Total revenues	(3,226,709)	(18.4)%	(4,390,791)	(9.3)%
Losses and loss adjustment expenses	(4,175,229)	(34.8)%	(4,559,120)	(16.3)%
Experience rating adjustments	5,306	(9.5)%	(2,343,737)	(111.6)%
Commissions and other insurance expenses	1,395,702	41.6%	2,785,742	29.7%
Income before federal income taxes	(520,264)	(56.1)%	(882,202)	(22.1)%
Net income	(346,132)	(46.1)%	(516,519)	(17.7)%

Net income was $404,043, or $0.08 per diluted share, for the third quarter 2004 compared to $750,175, or $0.15 per diluted share, for the same period last year. Net income was $2,408,787, or $0.47 per diluted share, for the first nine months of 2004 compared to $2,925,306, or $0.58 per diluted share, a year ago. The results for the three and nine months ended September 30, 2004 included favorable loss development for the Company’s ULI product and premium growth in GAP and waste surety bond products. These positive factors were offset by losses in the CPI product and the bail bond reinsurance program.

The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for insurance companies. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from accounting principles generally accepted in the United States (“GAAP”). Under statutory accounting principles, policy acquisition expenses and ceding commissions are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses and ceding commissions are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses to premiums earned. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and a GAAP basis for the three and nine months ended September 30:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
GAAP:
Loss ratio	61.3%	75.7%	62.3%	71.5%
Expense ratio	37.5%	21.3%	32.7%	22.3%

Combined ratio	98.8%	97.0%	95.0%	93.8%

Statutory:
Loss ratio	62.2%	75.8%	63.2%	70.0%
Expense ratio	34.4%	19.5%	32.3%	24.2%

Combined ratio	96.6%	95.3%	95.5%	94.2%

Results of Operations

Three Months Ended September 30, 2004 Compared to September 30, 2003

Net Premiums Earned. Total net premiums earned declined 19.6% to $12,676,975 for the three months ended September 30, 2004 versus the third quarter 2003. The largest portion of this decrease was attributable to ULI premiums, which declined $3,556,735 to $9,180,619 compared to the same period last year. This expected decrease was primarily due to a fourth quarter 2003 producer-owned reinsurance transaction whereby the Company ceded 100% of the premiums (along with the associated risk) for an existing lender/dealer customer.

CPI net premiums earned declined $1,144,628 from a year ago due to cancellation of a poor performing book of business in the second quarter 2004. Net premiums earned for GAP increased to $1,516,913 for the third quarter 2004 from $621,618 a year ago. This growth was primarily due to new customers added combined with rate and volume increases compared to the same period last year.

Net premiums earned for unemployment compensation (“UC”) products increased 6.1% to $1,344,928 in the third quarter 2004 versus a year ago primarily due to growth in the Company’s UCassure product and rate increases. These increases were partially offset by the cancellation of an excess of loss policy at year-end 2003.

Other Specialty products (“OSP”) primarily include the Company’s waste surety bond program (“WSB”) and the bail bond reinsurance program. OSP net premiums earned increased 419.5% to $785,965 for the third quarter 2004 from $151,296 for the same period last year principally due to the WSB program, which was introduced in the second quarter 2004. During the second quarter 2004, the bail bond reinsurance program was discontinued and no new bail bonds are being written.

Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 51.9% to $626,304 for the third quarter 2004. This improvement was due to growth in invested assets during the past twelve months combined with a higher after-tax yield. Higher yields resulted from the Company’s $18.0 million reallocation of short-term investments to fixed maturities during the second and third quarters of 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.

We recorded net realized gains on investments of $106,450 in the third quarter 2004 compared with $371,948 in the third quarter 2003. This decrease was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between the cost and estimated fair value is charged to income as a realized loss on investment. There were $57,550 and $13,238 in impairment charges included in net realized gains on investments for the three months ended September 30, 2004 and 2003, respectively. For more information concerning impairment charges, see “Other-Than-Temporary Impairment of Investments” below.

Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 4.8% to $868,842 in the third quarter 2004 compared to $913,121 in the third quarter 2003 principally due the cancellation of a state customer contract in 2004.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Management Fees. Through our UCassure and bonded service products (bonded service was discontinued at the end of 2003), we insure the payment of certain reimbursable unemployment compensation benefits to be paid from monies allocated toward the payment of these benefits. We have an agreement with a cost containment service firm to control the unemployment compensation costs of certain non-profit employers. Together with the cost containment service firm, we share any residual resulting from the development of benefits to be paid from the contract funds held on deposit. We record management fees in the period that the residual is shared with the cost containment service firm. Our management fees in the third quarter 2004 decreased $40,423 from $45,319 in the third quarter 2003 as a result of rising unemployment compensation obligations related to the increased level of unemployment. We expect management fees to vary from period to period depending on unemployment levels and claims experience.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses (“LAE”) represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively.

Losses and LAE declined 34.8% to $7,822,594 for the third quarter 2004 from $11,997,283 the prior year. The largest amount of this improvement was attributable to ULI losses and LAE which declined 40.4% to $5,811,721 for the third quarter 2004. This was primarily due to favorable loss development and the fourth quarter 2003 producer-owned reinsurance transaction. CPI losses and LAE decreased $509,988 to $147,064 in the third quarter 2004 principally due to the cancellation of a poor performing book of business in the second quarter 2004. GAP losses and LAE increased 35.6% to $1,471,694 for the third quarter 2004 consistent with growth in this business. UC losses and LAE declined $345,329 from a year ago primarily due to the cancellation of an excess of loss policy at year-end 2003. OSP losses and LAE increased $227,129 from a year ago due to reserve strengthening in the bail bond reinsurance program.

For more information concerning losses and LAE, see “Losses and Loss Adjustment Expense Reserves” below.

Experience Rating Adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. Experience rating adjustments remained relatively flat in the third quarter 2004 compared to a year ago. Management anticipates that experience rating adjustments may fluctuate in future periods based upon loss experience and premium growth.

Commissions and Other Insurance Operating Expenses. Commission expense rose 42.0% to $2,973,981 for the third quarter 2004 primarily due to the increase in business for GAP and WSB combined with a reduction in ceding commissions. Ceding commissions declined in the third quarter 2004 versus a year ago due to the cancellation of a 100% producer-owned reinsurance arrangement at the end of 2003. Other insurance operating expenses rose 41.0% to $1,775,849 for the third quarter 2004 compared to the same period last year, principally due to higher salaries, legal costs related to the bail bond program and administrative fees associated with the Company’s UCassure product.

Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased to $802,400 in the third quarter 2004 compared to $904,483 in the third quarter 2003 primarily due to expenses incurred during 2003 for a state customer that was cancelled in 2004.

Interest Expense. Interest expense increased $103,101 to $220,220 for the third quarter 2004 compared to a year ago as a result of the Company’s $7.2 million trust preferred debt offering in September 2003. The proceeds from this financing provided additional financial flexibility for the Company. See “Liquidity and Capital Resources” for a more detailed description of the trust preferred debt.

Federal Income Taxes. Federal income taxes decreased $174,312 to $3,549 for the third quarter 2004 compared to $177,681 a year ago as a result of higher investment portfolio yields combined with a higher percentage of pretax income coming from investments compared to other operations.

GAAP Combined Ratio. The Company’s specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. For the third quarter 2004, the combined ratio increased 1.8 percentage points to 98.8% from 97.0% the prior year. The loss ratio improved to 61.3% for the third quarter 2004 from 75.7% a year ago principally due to favorable loss development within the ULI product line. The expense ratio increased to 37.5% for the second quarter 2004 from 21.3% a year ago, primarily due to a higher amount of CPI commissions, lower ceding commissions and legal costs related to the bail bond reinsurance program.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Results of Operations

Nine Months Ended September 30, 2004 Compared to September 30, 2003

Net Premiums Earned. Net premiums earned declined 11.6% to $37,160,358 for the nine months ended September 30, 2004 as a result of decreases in ULI and CPI which were partially offset by increases in GAP and OSP business. ULI net premiums earned declined 17.6% to $26,410,413 for the first nine months of 2004 from $32,064,071 a year ago due to a fourth quarter 2003 producer-owned reinsurance transaction.

CPI net premiums earned declined 48.7% to $1,996,592 for the nine months ended September 30, 2004 compared to the prior year due to the cancellation of a poor performing book of business in the second quarter 2004.

Net premiums earned for GAP increased 124.9% to $3,891,759 for the first nine months of 2004 from $1,730,330 a year ago. This growth was due to the purchase of GAP coverage by two large financial institution customers in the second half of 2003, rate increases, volume increases with existing customers and new customers added in 2004.

Net premiums earned for OSP increased 152.3% to $983,638 for the first nine months of 2004 from $389,823 a year ago. This growth was principally due to the WSB program, which was introduced in the second quarter 2004.

Investment Income. Net investment income increased 25.4% to $1,526,152 for the first nine months of 2004. This improvement was due to solid growth in invested assets during the past twelve months combined with a higher after-tax yield.

We recorded net realized gains on investments of $1,072,752 for the first nine months of 2004 compared with $839,008 the same period a year ago. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. There were $508,343 and $62,566 in impairment charges included in net realized gains on investments for the nine months ended September 30, 2004 and 2003, respectively. Included in impairment charges for the nine months ended September 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see “Other-Than-Temporary Impairment of Investments” below.

Codification and Subscription Fees. ALPC’s codification and subscription fees increased 6.4% to $2,841,183 for the first nine months of 2004 compared to $2,669,797 a year ago principally due to an increase in customer volume compared to the prior year.

Management Fees. Our management fees for the first nine months of 2004 decreased 86.2% to $33,710 as a result of rising unemployment compensation obligations related to the increased level of unemployment. We expect management fees to vary from period to period depending on unemployment levels and claims experience.

Losses and Loss Adjustment Expenses. Losses and LAE declined 16.3% to $23,372,520 for the first nine months of 2004 from $27,931,640 a year ago principally due to lower lender/dealer losses and LAE which were partially offset by an increase in OSP. Lender/dealer losses and LAE declined due to favorable loss development within our ULI product line and as a result of the fourth quarter 2003 producer-owned reinsurance transaction. OSP losses and LAE increased $1,540,289 from a year ago principally due to deterioration in the bail bond reinsurance program.

Experience Rating Adjustments. Experience rating adjustments declined $2,343,737 for the first nine months of 2004 compared to a year ago as a result of ceded experience rating adjustments associated with the fourth quarter 2003 producer-owned reinsurance transaction. Management anticipates that experience rating adjustments may fluctuate in future periods based upon loss experience and premium growth.

Commissions and Other Insurance Operating Expenses. Commission expense increased 34.2% to $7,272,310 for the first nine months of 2004 primarily due to higher commission rates associated with the CPI product line, the increase in business for GAP and WSB and a reduction in ceding commissions. Ceding commissions declined due to the cancellation of a 100% producer-owned reinsurance arrangement at the end of 2003. Other insurance operating expenses rose 23.6% to $4,886,273 for the first nine months of 2004 compared to last year principally due to higher salaries, legal costs related to the bail bond reinsurance program and administrative fees associated with the Company’s UCassure product.

Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 6.8% to $2,702,329 for the first nine months of 2004 compared to a year ago principally due to higher salaries.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Interest Expense. Interest expense increased $315,392 to $651,702 for the first nine months of 2004 compared to a year ago as a result of the Company’s $7.2 million trust preferred debt offering in September 2003. See “Liquidity and Capital Resources” for a more detailed description of the trust preferred debt.

Federal Income Taxes. The Company’s effective income tax rate was 22.5% and 26.7% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to higher after-tax yields combined with a higher percentage of pretax income coming from investments compared to other operations.

GAAP Combined Ratio. For the nine months ended September 30, 2004, the combined ratio increased 1.2 percentage points to 95.0% from 93.8% the prior year. The loss ratio improved to 62.3% for the first nine months of 2004 from 71.5% a year ago benefiting from the decrease in experience rating adjustments associated with the fourth quarter 2003 producer-owned reinsurance transaction. The expense ratio increased to 32.7% for the first nine months of 2004 from 22.3% a year ago, primarily due to a higher amount of CPI commissions, lower ceding commissions and legal costs related to the bail bond reinsurance program.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of September 30, 2004 and December 31, 2003, the Company’s capital structure consists of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	September 30,	December 31,
	2004	2003
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	35,074,415	33,365,028

Total capitalization	$50,539,415	$48,830,028

Ratio of total debt obligations to total capitalization	30.6%	31.7%

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.81% and 5.14% at September 30, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.03% and 5.19% at September 30, 2004 and 2003, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility for the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of September 30, 2004, the Company was in compliance with all such covenants.

We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with no outstanding balance at September 30, 2004 and December 31, 2003. During third quarter 2004, the Company paid the $600,000 remaining outstanding balance on the line of credit. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. As of September 30, 2004, we were in compliance with each these requirements.

The short-term cash requirements of our property/casualty business primarily consists of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, the Company has met those requirements through cash receipts from operations, which consist primarily of insurance premiums collected, ceding commissions and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from these underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.

Because of the nature of the risks we insure, losses and LAE emanating from the insurance policies that we issue are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of property/casualty insurance products. Therefore, we believe that we can estimate our cash needs to meet our loss and expense obligations through the end of 2004. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments through the end of 2004. At September 30, 2004, cash and short-term investments amounted to $21,642,955 or 26.8% of our total cash and invested assets.

ALPC derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating expenses. USA derives its funds principally from commission fees which are currently sufficient to meet its operating expenses.

Cash flows provided by operating activities totaled $4,134,296 and $15,724,667 for the nine months ended September 30, 2004 and 2003, respectively. The decrease was primarily the result of an increase in paid claims out of contract funds on deposit for the UCassure and bonded service products as a result of higher unemployment obligations and a decrease in ceded commissions received in the first nine months of 2004 compared to a year ago. The decrease in ceded commissions paid was primarily due to the cancellation of a producer-owned reinsurance arrangement at the end of 2003.

Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of the Ohio Department of Insurance (the “Department”). During 2004, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,629,310. We do not anticipate receiving any cash dividends from Ohio Indemnity in 2004.

Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital is in excess of all required action levels as of September 30, 2004.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Given the Company’s historic cash flow and current financial results, management believes that the cash flows from operating activities will provide sufficient liquidity for the operations of the Company. Our line of credit provides us with additional liquidity that could be used for short-term cash requirements if cash from operations and investments is not sufficient. If necessary, we believe our financial strength continues to provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis.

DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2004, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to the year ended December 31, 2003. We do not anticipate material changes in our primary market risk exposures or in how these exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Other-Than-Temporary Impairment of Investments

We continually monitor the difference between the cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline in any investment is “other-than-temporarily impaired,” we write down the carrying value of the investment and record a realized loss. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.

The following discussion summarizes our process of reviewing our investments for possible impairment.

Fixed Maturities. On a monthly basis, we review our fixed maturity securities for impairment. We consider the following factors when evaluating potential impairment:

•	the length of time and extent to which the estimated fair value has been less than book value;

•	the degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates);

•	the degree to which an issuer is current or in arrears in making principal and interest/dividend payments on the securities in question;

•	the financial condition and future prospects of the issuer, including any specific events that may influence the issuer’s operations and its ability to make future scheduled principal and interest payments on a timely basis;

•	the independent auditor’s report on the issuer’s most recent financial statements;

•	buy/hold/sell recommendations of investment advisors and analysts;

•	relevant rating history, analysis and guidance provided by rating agencies and analysts; and

•	our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.

Equity Securities. On a monthly basis, we review our equity securities for impairment. We consider the following factors when evaluating potential impairment:

•	the length of time and extent to which the estimated fair value has been less than book value;

•	whether the decline appears to be related to general market or industry conditions or is issuer-specific;

•	the financial condition and future prospects of the issuer, including any specific events that may influence the issuer’s operations;

•	the recent income or loss of the issuer;

•	the independent auditor’s report on the issuer’s most recent financial statements;

•	buy/hold/sell recommendations of investment advisors and analysts;

•	relevant rating history, analysis and guidance provided by rating agencies and analysts; and

•	our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $508,343 and $62,566 in impairment charges included in net realized gains on investments for the nine months ended September 30, 2004 and 2003, respectively. Included in impairment charges for the nine months ended September 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. Additional impairments within the portfolio during 2004 are possible if current economic and financial conditions worsen.

The following table summarizes, for all securities in an unrealized loss position at September 30, 2004, the estimated fair value and pre-tax gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	unrealized
	fair value	losses
Fixed maturities:
6 months or less	$4,987,573	$66,597
7-12 months	802,282	4,782
Greater than 12 months	2,334,204	35,779

Total fixed maturities	8,124,059	107,158

Equities:
6 months or less	1,599,508	176,194
7-12 months	574,950	55,199

Total equities	2,174,458	231,393

Total	$10,298,517	$338,551

As of September 30, 2004, the Company had unrealized losses on 38 fixed maturity securities totaling $107,158, including 24, 4, and 10 fixed maturity securities that maintained an unrealized loss position for 6 months or less, 7-12 months, and greater than 12 months, respectively. Out of the 38 fixed maturity securities, 37 securities had a fair value to cost ratio equal to or greater than 96%, and one security had a fair value to cost ratio equal to 92% as of September 30, 2004.

As of September 30, 2004, the Company had unrealized losses on 29 equity securities totaling $231,393, including 21 and 8 equity securities that maintained an unrealized loss position for 6 months or less and 7-12 months, respectively. Out of the 29 equity securities, 16 securities had a fair value to cost ratio equal to or greater than 90%, 8 securities had a fair value to cost ratio between 80% and 89%, 3 securities had a fair value to cost ratio between 70% and 79%, and 2 securities had a fair value to cost ratio below 70% as of September 30, 2004.

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

We conduct a reserve study using historical losses and LAE by separating the data into homogenous groups by product line or coverage within product line. We compute a range of reasonable estimates as well as select an estimate of indicated reserves. The indicated range includes estimates of expected losses and LAE given the information currently available to us.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

As of September 30, 2004, our indicated reserve range for losses and LAE was $11.7 million to $15.4 million. As our gross reserve of $14.5 million as of September 30, 2004 falls within this range, we believe it is a reasonable provision in the aggregate for our unpaid losses and LAE obligations as of September 30, 2004.

As of September 30, 2004, losses and LAE reserves, net of reinsurance recoverables, totaled $11.8 million. Management’s recorded best estimate, on a net basis, is based on various assumptions, including but not limited to, historical experience and historical loss patterns.

Other than for our bail bond reinsurance program, we did not experience any significant change in the number of claims paid (other than for growth in our business), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in prior years. The increase in claims opened correlates to the increase in policies in force.

Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves in the amount of $1.2 million. We record reserves on an undiscounted basis. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.

We prepared our estimates of the gross and net loss and allocated LAE (expenses that can be specifically assigned to a particular claim) liabilities using loss development triangles for each of our principal insurance products as follows:

•	ULI – non-aggregate limit

•	ULI – aggregate limit (in which the policy runs at a target loss ratio)

•	CPI

•	GAP

Our reserves for these independently estimated principal insurance products comprise the majority of our total recorded loss and allocated LAE reserves as of September 30, 2004 on both a gross and net of reinsurance basis. We also prepared independent estimates of the gross and net loss and allocated LAE liabilities for our UC and OSP product lines based on certain actuarial and other assumptions related to the ultimate cost to settle such claims.

Annual accident year loss development triangles were used to estimate ultimate loss and allocated LAE for the ULI non-aggregate limit, CPI, and GAP policies. Our data for the ULI aggregate limit policies consisted of premium and loss data and target loss ratio by insured bank. This data was used to determine the required reserve under the target loss ratio.

Historical “age-to-age” loss development factors (“LDF”) were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age LDFs based on these historical factors. We used the selected factors to project the ultimate losses.

The validity of the results from using a loss development approach can be affected by many conditions, such as our claims department processing changes, legal changes or variations in our mix of business from year to year. Also, because the percentage of losses paid for immature years is often low, development factors in early development periods are volatile. A small variation on the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

We prepared independent estimates for unallocated LAE reserves (expenses associated with adjusting and recording policy claims, other than those included in allocated LAE). We prepared our estimate of unallocated LAE reserves using the relationship of calendar year unallocated LAE payments to calendar year loss payments. Our selected unallocated LAE factor of 3% was selected judgmentally based on a review of historical unallocated LAE-to-loss payments from 2000 through 2003. The incurred but not reported (“IBNR”) reserve is then split into IBNR on known claims and IBNR on claims yet to be reported (pure IBNR). This is based on our assumption that all of the UC reserve is pure IBNR and the ULI, CPI and GAP policies will have a one week lag in claim reporting. The unallocated LAE factor is applied to 50% of pure IBNR reserves and 50% to the remaining reserves on the premise that half of our unallocated LAE costs are incurred when the claim is reported and the other half when the claim is closed.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

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

OFF-BALANCE SHEET TRANSACTIONS

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material.

FORWARD-LOOKING INFORMATION

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning fiscal year 2004 and beyond. The forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, any one of which factors might materially affect the operations of the Company. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosures About Market Risk.”

Item 4. Controls and Procedures

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report.

In addition, there were no changes during the period covered by this report in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Bail Bond Program.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common shares during the third quarter 2004.

Item 6. Exhibits

Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION

(Registrant)

Date: November 10, 2004	By:	/s/ Si Sokol
Si Sokol
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2004	By:	/s/ Matthew C. Nolan
Matthew C. Nolan
Principal Financial Officer