Form 10-Q/A
period 2004-06-30
BANCINSURANCE CORP
filed 2006-01-25
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-8738
BANCINSURANCE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	31-0790882

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 East Broad Street, Columbus, Ohio	43215

(Address of principal executive offices)	(Zip Code)

(614) 220-5200

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
YES ☐    NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ___Accelerated filer___Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
The number of outstanding common shares, without par value, of the registrant as of July 30, 2004 was 4,967,700.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
EXPLANATORY NOTE
Bancinsurance Corporation is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2004 (the “Original Filing”), to reflect the restatement of its consolidated balance sheets at June 30, 2004, its consolidated statements of operations and its consolidated statements of cash flows for each of the three and six month periods ended June 30, 2004, and the notes related thereto (the “discontinued bond program restatement”). The decision to restate was based upon various misapplications of accounting principles generally accepted in the United States of America (“GAAP”) relating primarily to balance sheet reserves and accrual adjustments recorded as of June 30, 2004 for the discontinued bond program (as defined below). For more information concerning the restatement, see Note 1 to the Consolidated Financial Statements contained in this Form 10-Q/A.
This Form 10-Q/A also reflects experience rating adjustments as part of net premiums earned rather than as a separate expense item on the statement of operations, as was previously reported for each of the three and six month periods ended June 30, 2004 and 2003 (the “experience rating adjustment reclassification”). The experience rating adjustment reclassification was necessary to present the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises. It should be noted that the experience rating adjustment reclassification did not have any impact to net income as previously reported in the Original Filing.
In addition, this Form 10-Q/A reflects corrections to the Company’s stock option disclosure in Note 4 to the Consolidated Financial Statements contained in this Form 10-Q/A for each of the three and six month periods ended June 30, 2004 and 2003 (the “stock option disclosure correction”). This stock option disclosure correction was the result of errors in the Company’s disclosure pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, as previously reported in the Original Filing. It should be noted that this stock option disclosure correction did not have any impact to net income as previously reported in the Original Filing.
Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the discontinued bond program restatement (and events relating thereto), the experience rating adjustment reclassification, and the stock option disclosure correction. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and except as otherwise noted herein, we have not updated the disclosures contained in the Original Filing. This Form 10-Q/A should be read together with the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively, the “2005 Form 10-Qs”), which are being filed contemporaneously with the filing of this Form 10-Q/A and reflect developments and subsequent events occurring after the date of the Original Filing.
Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(As Restated		(As Restated
	See Note 1)		See Note 1)
Revenues:
Net premiums earned	$14,291,457	$14,513,580	$25,263,104	$24,100,425
Net investment income	489,013	413,178	899,848	766,947
Net realized gains on investments	622,430	233,025	966,302	467,060
Codification and subscription fees	978,880	876,960	1,972,341	1,756,676
Management fees	(4,183)	71,307	28,814	199,423
Other income, net	(26,875)	41,960	27,001	56,849

Total revenues	16,350,722	16,150,010	29,157,410	27,347,380

Expenses:
Losses and loss adjustment expenses (“LAE”)	7,829,965	9,688,346	14,055,250	15,728,233
Discontinued bond program losses and LAE	9,325,774	106,561	9,416,115	205,584
Commission expense	2,185,800	1,934,038	4,298,329	3,325,288
Other insurance operating expenses	1,549,641	1,439,212	2,885,424	2,655,375
Codification and subscription expenses	909,092	895,759	1,899,929	1,625,983
General and administrative expenses	359,908	353,811	581,780	527,267
Interest expense	204,879	109,359	431,482	219,191

Total expenses	22,365,059	14,527,086	33,568,309	24,286,921

Income (loss) before federal income taxes	(6,014,337)	1,622,924	(4,410,899)	3,060,459

Federal income tax expense (benefit)	(2,168,271)	476,796	(1,723,426)	885,328

Net income (loss)	$(3,846,066)	$1,146,128	$(2,687,473)	$2,175,131

Net income (loss) per share:
Basic	$(.79)	$.23	$(.55)	$.44

Diluted	$(.79)	$.23	$(.55)	$.43

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2004	2003
	(As Restated
	See Note 1)
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,140,728 in 2004 and $5,066,125 in 2003)	$5,072,562	$4,872,012
Available for sale:
Fixed maturities, at fair value (amortized cost $42,485,800 in 2004 and $28,622,634 in 2003)	42,414,694	28,918,149
Equity securities, at fair value (cost $7,165,425 in 2004 and $7,621,880 in 2003)	8,451,455	10,235,858
Short-term investments, at cost which approximates fair value	17,944,165	28,904,680
Other invested assets	715,000	1,049,136

Total investments	74,597,876	73,979,835

Cash	3,069,116	2,949,627
Premiums receivable	8,728,372	10,661,766
Accounts receivable, net	783,979	993,093
Reinsurance recoverables	2,333,736	4,926,446
Prepaid reinsurance premiums	9,393,918	12,244,588
Deferred policy acquisition costs	5,391,801	4,962,150
Estimated earnings in excess of billings on uncompleted codification contracts	143,213	283,336
Loans to affiliates	839,089	770,466
Goodwill	753,737	753,737
Intangible assets, net	882,789	920,048
Accrued investment income	684,817	541,519
Current federal income taxes	2,291,894	—
Other assets	1,986,997	1,883,125

Total assets	$111,881,334	$115,869,736

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
(Unaudited)

	June 30,	December 31,
	2004	2003
	(As Restated
	See Note 1)
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	$11,844,728	$13,970,956
Discontinued bond program reserve for unpaid losses and LAE	8,458,567	414,963
Unearned premiums	23,803,879	25,124,137
Ceded reinsurance premiums payable	371,066	1,721,963
Experience rating adjustments payable	8,351,316	6,997,784
Retrospective premium adjustments payable	3,766,854	5,370,273
Funds held under reinsurance treaties	1,546,223	2,646,693
Contract funds on deposit	2,363,506	1,908,184
Taxes, licenses and fees payable	24,793	1,315,443
Current federal income taxes	—	511,091
Deferred federal income taxes	1,031	852,625
Deferred ceded commissions	886,005	1,224,938
Commissions payable	2,403,717	2,660,979
Billings in excess of estimated earnings on uncompleted codification contracts	98,728	143,888
Notes payable	639,237	53,276
Other liabilities	2,068,820	2,122,515
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	82,093,470	82,504,708

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common Shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at June 30, 2004 and December 31, 2003, 4,967,700 shares outstanding at June 30, 2004 and 4,920,050 shares outstanding at December 31, 2003	1,794,141	1,794,141
Additional paid-in capital	1,336,190	1,337,138
Accumulated other comprehensive income	801,850	1,920,265
Retained earnings	31,651,858	34,339,332

	35,584,039	39,390,876
Less: Treasury shares, at cost (1,202,641 common shares at June 30, 2004 and 1,250,291 common shares at December 31, 2003)	(5,796,175)	(6,025,848)

Total shareholders’ equity	29,787,864	33,365,028

Total liabilities and shareholders’ equity	$111,881,334	$115,869,736

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(As Restated
	See Note 1)
Cash flows from operating activities:
Net income (loss)	$(2,687,473)	$2,175,131
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized gains on investments	(966,302)	(467,060)
Amortization	175,946	186,686
Deferred federal income tax (benefit) expense	(275,441)	392,259
Change in assets and liabilities:
Premiums receivable	1,933,394	(2,994,966)
Accounts receivable, net	209,114	282,220
Reinsurance recoverables	2,592,710	(1,012,614)
Prepaid reinsurance premiums	2,850,670	(4,943,017)
Deferred policy acquisition costs	(429,651)	(2,181,391)
Other assets, net	(2,467,567)	166,214
Reserve for unpaid losses and LAE	5,917,376	1,883,958
Unearned premiums	(1,320,258)	11,038,028
Ceded reinsurance premiums payable	(1,350,897)	—
Experience rating adjustments payable	1,353,532	2,156,341
Retrospective premium adjustments payable	(1,603,419)	(1,396,725)
Funds held under reinsurance treaties	(1,100,470)	1,124,360
Contract funds on deposit	455,322	710,471
Deferred ceded commissions	(338,933)	—
Other liabilities, net	(2,171,897)	569,406

Net cash provided by operating activities	775,759	7,689,301

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	40,000	1,100,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	10,277,606	4,751,480
Proceeds from available for sale equity securities sold	7,506,527	10,164,502
Cost of investments purchased:
Held to maturity fixed maturities	(250,410)	(1,185,607)
Available for sale fixed maturities	(24,812,287)	(9,894,749)
Equity securities	(5,206,945)	(16,828,768)
Net change in short-term investments and other invested assets	10,960,515	2,080,991
Other	—	(79,570)

Net cash used in investing activities	(1,484,994)	(9,891,721)

Cash flows from financing activities:
Proceeds from note payable to bank	3,000,000	5,900,000
Repayments of note payable to bank	(2,400,000)	(5,100,000)
Acquisition of treasury shares	—	(371,515)
Proceeds from stock options excercised	228,724	—

Net cash provided by financing activities	828,724	428,485

Net increase (decrease) in cash	119,489	(1,773,935)
Cash at December 31	2,949,627	4,306,007

Cash at June 30	$3,069,116	$2,532,072

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$429,500	$225,148

Income taxes	$1,355,000	$—

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
1. Restatement
These consolidated financial statements have been restated in order to reflect adjustments to the Company’s quarterly financial information originally reported in its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004 that was filed with the SEC on August 13, 2004. Amounts disclosed in this note that are as of or for the periods ended June 30, 2004 are all unaudited (see Note 2 to the Consolidated Financial Statements).
The decision to restate originally reported financial information was based on various misapplications of GAAP relating primarily to balance sheet reserves and accrual adjustments recorded as of June 30, 2004 for the discontinued bond program (as described below in this Note 1). The following table summarizes the impact of the restatement to the Company’s originally reported net income for the three and six months ended June 30, 2004. This restatement impacted originally reported losses and loss adjustment expenses (“LAE”), net premiums earned, other insurance operating expenses and federal income tax expense (benefit) in the consolidated statements of operations.

Three Months Ended
June 30,
2004
Net income, as previously reported	$846,151
Adjustments:
Discontinued bond program losses and LAE:
Disputed claims (a)	(1,400,000)
Anticipated recoveries (a)	(1,874,220)
Potential future liabilities (a)	(4,647,219)

Total discontinued bond program losses and LAE	(7,921,439)
Discontinued bond program net premiums earned (b)	587,019
Discontinued bond program legal reserve (c)	225,000

Total	(7,109,420)
Related tax effects	2,417,203

Total adjustments, net of tax	(4,692,217)

Net loss, as restated	$(3,846,066)

Six Months Ended
June 30,
2004
Net income, as previously reported	$2,004,744
Adjustments:
Discontinued bond program losses and LAE:
Disputed claims (a)	(1,400,000)
Anticipated recoveries (a)	(1,874,220)
Potential future liabilities (a)	(4,647,219)

Total discontinued bond program losses and LAE	(7,921,439)
Discontinued bond program net premiums earned (b)	587,019
Discontinued bond program legal reserve (c)	225,000

Total	(7,109,420)
Related tax effects	2,417,203

Total adjustments, net of tax	(4,692,217)

Net loss, as restated	$(2,687,473)

The following is a discussion of the adjustments included in the restatement (all amounts are pre-tax):
(a) Discontinued bond program losses and loss adjustment expenses
Reinsurance Program. Beginning in 2001 and continuing into the second quarter of 2004, the Company participated as a reinsurer in a program covering bail and immigration bonds issued by four insurance carriers and produced by a bail bond agency (collectively, the “discontinued bond program” or the “program”). The liability of the insurance carriers was reinsured to a group of reinsurers, including the Company. The Company assumed 15% of the business from 2001 through 2003 and 5% of the business during the first half of 2004.
Based on the design of the program, the bail bond agency was to obtain and maintain collateral and other security and to provide funding for bond losses. The bail bond agency and its principals were responsible for all losses as part of their program administration. The insurance carriers and, in turn, the reinsurers were not required to pay losses unless there was a failure of the bail bond agency. As the bonds were to be 100% collateralized, any losses paid by the reinsurers were to be recoverable through liquidation of the collateral and collections from third party indemnitors.
During the second quarter of 2004, Harco National Insurance Company (“Harco”), the then current insurance carrier, asserted control over the bail bond agency. The program was then discontinued by Harco during the second quarter of 2004 and no new bonds were issued after June 23, 2004.
From the time the Company began participating in the program through the end of 2003, the Company received and paid claims of $.9 million on the program. Commencing in the first quarter of 2004, numerous claims were submitted to the Company by the insurance carriers. During the first quarter of 2004, the Company received claims of $1.7 million on the program and paid claims of $.4 million. During the second quarter of 2004, the Company received another $2.6 million in claims and paid another $1.0 million in claims on the program.
In the second quarter of 2004, the Company came to believe that the discontinued bond program was not being operated as it had been represented to the Company by agents of the insurance carriers who had solicited the Company’s participation in the program and the Company began disputing certain issues with respect to the discontinued bond program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during the life of the program; and 4) improper premiums and claims administration. Consequently, during the second quarter of 2004, the Company ceased paying claims on the program and retained outside legal counsel to review and defend its rights under the program.
Disputed Claims. As described above, in the second quarter of 2004, the Company came to believe the discontinued bond program was not being operated as it had been represented to the Company. As a result, the Company began disputing certain claims on the program. Under SFAS No. 5, Accounting for Contingencies, an estimate is made to accrue for a loss contingency if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. When preparing the second quarter 2004 financial statements, the Company believed the ultimate liability of these disputed claims could not be reasonably estimated given the lack of information provided by the insurance carriers, the material issues inherent in the information provided to the Company and the uncertainty of outcome of the disputed issues. As a result, the Company believed the conditions under SFAS No. 5 were not met for those disputed claims and no accrual was recorded. In the Original Filing, the Company disclosed the total amount of disputed claims that were not reserved for ($1.4 million at June 30, 2004).
In January 2005, the Company concluded that despite the apparent problems with the administration of the discontinued bond program and the legal remedies that may be available, the Company did not have access to a sufficient amount of persuasive evidence to determine a liability should not be recorded for those disputed claims in accordance with SFAS No. 5. The Company further concluded that in accordance with SFAS No. 5, it should have recorded reserves for those disputed claims at June 30, 2004. This restatement results in an increase to loss and LAE reserves of approximately $1.4 million at June 30, 2004 compared to loss and LAE reserves as previously reported in the Original Filing. This restatement increased losses and LAE by approximately $1.4 million for the three and six months ended June 30, 2004 when compared to the Original Filing.

Anticipated Recoveries. When preparing the second quarter 2004 financial statements, the Company reserved for certain claims on the program as the Company believed it did not have a sufficient amount of persuasive evidence at that time to determine a liability should not be recorded for those claims in accordance with SFAS No. 5. The Company also recorded anticipated recoveries on losses from the discontinued bond program. Anticipated recoveries on paid and unpaid losses were included as an offset to loss reserves in the balance sheet in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. In the Original Filing, the Company’s anticipated recoveries at June 30, 2004 were approximately $1.9 million.
During the fourth quarter of 2004, the Company concluded that it was not possible to estimate with reasonable certainty the anticipated recoveries on the program (other than those anticipated recoveries included in the loss reports of certain insurance carriers). As a result, the Company further concluded that it was not possible to estimate with reasonable certainty the recoveries on the program at June 30, 2004 (other than those anticipated recoveries included in the loss reports of certain insurance carriers). Therefore, the anticipated recoveries should have been zero at June 30, 2004 in accordance with SFAS No. 5. This restatement results in an increase to loss and LAE reserves of approximately $1.9 million at June 30, 2004 compared to loss and LAE reserves as previously reported in the Original Filing. This restatement increased losses and LAE by approximately $1.9 million for the three and six months ended June 30, 2004 when compared to the Original Filing.
Potential Future Liabilities. Subsequent to September 30, 2004, sufficient and credible information became available from all insurance carriers to allow the Company to make a reasonable estimate of the potential future liabilities on the run off of the discontinued bond program (without any adjustment for potential recoveries). Prior to the Original Filing on August 13, 2004, the Company received information from certain insurance carriers related to potential future liabilities. When preparing the second quarter 2004 financial statements, the Company believed the future liabilities on the discontinued bond program could not be reasonably estimated (except in a few limited circumstances) given the lack of information provided by the insurance carriers, the material issues inherent in the information provided to the Company, the uncertainty of outcome of the disputed issues relating to the program, and lack of consistent future loss reporting by all insurance carriers. As a result, the Company believed the conditions under SFAS No. 5 were not met for those potential future liabilities and no accrual was recorded. As the Company believed it was not possible to estimate the loss or range of loss for potential future liabilities on the program, the Company disclosed in the Original Filing that it was uncertain of its ultimate exposure for future loss development on the program and that the future development could have a material impact on the Company’s results of operations and financial condition.
Based on the information used to estimate the potential future liabilities at December 31, 2004, the Company has determined that the potential future liability information provided by certain insurance carriers prior to the Original Filing included reasonable estimates of the potential future liabilities on the program. As a result, the Company has determined that it should have recorded reserves at June 30, 2004 based on the potential future liability information provided by certain insurance carriers through the date of the Original Filing in accordance with SFAS No. 5. This restatement results in an increase to loss and LAE reserves of approximately $4.6 million at June 30, 2004 compared to loss and LAE reserves as previously reported in the Original Filing. This restatement increased losses and LAE by approximately $4.6 million for the three and six months ended June 30, 2004 when compared to the Original Filing.
As of the date of the Original Filing, the Company had received potential future liability estimates from two of the four insurance carriers. As a result, the restated reserve as of June 30, 2004 only includes potential future liabilities for those insurance carriers. The Company believed it was probable that a liability existed as of June 30, 2004 for the other two insurance carriers (the “unreported liabilities”); however the Company could not estimate the loss or range of loss for the unreported liabilities at June 30, 2004. In accordance with SFAS No. 5, no liability was accrued for those unreported liabilities at June 30, 2004. The unreported liabilities could have a material adverse effect on the Company’s results of operations and financial condition.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through legal proceedings with the insurance carriers relating to the disputed program issues; however, the Company is reserving for the program at June 30, 2004 without any adjustment for potential recoveries.
The Company is recording its ultimate loss reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of June 30, 2004, these reported ultimate incurred losses did not include any adjustment for potential recoveries. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the disputes relating to the program are resolved on a mutually agreeable basis. Because of the uncertainties of the outcome of the disputes or other potential recoveries, uncertainties in the future loss information provided by the insurance carriers, lack of potential future liability information provided by certain insurance carriers and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
(b) Discontinued bond program net premiums earned
In the second quarter of 2004, the Company ceased recording premiums related to the disputed claims. As a result, the Company recorded a premium reserve for any premiums previously recorded by the Company associated with disputed claims. In the Original Filing, the Company disclosed the amount of premiums reserved for disputed claims ($226,200 at June 30, 2004).
Because the Company is restating the Original Filing to reflect loss and LAE reserves for disputed claims, the Company has determined it should also restate its premiums in the Original Filing to include the premiums previously reserved for disputed claims and premiums previously not recorded due to the disputed issues. Additionally, as the Company is restating the Original Filing to reflect its estimated ultimate liability at June 30, 2004, the Company has determined it should also recognize any related unearned premium on the discontinued bond program as previously reported in the Original Filing. This restatement results in an increase to net premiums earned of approximately $.6 million for the three and six months ended June 30, 2004 when compared to the Original Filing.
(c) Discontinued bond program legal reserve
To effectively dispute the issues associated with the discontinued bond program, the Company retained outside legal counsel to review and defend its rights under the program. As the Company was not reserving for the disputed claims in the Original Filing, the Company believed it was appropriate to accrue for estimated future legal costs associated with the disputed program issues. As disclosed in the Original Filing, the Company recorded legal reserves of $225,000 at June 30, 2004 for legal costs to defend the Company’s rights under the program. It should be noted that this legal reserve was not part of the Company’s LAE reserves as these legal costs were to be incurred separate and apart from the estimated future LAE costs incurred by the insurance carriers in administering the discontinued bond program claims.
This reserve represented estimated legal costs for future services. As the actual time had not yet been incurred by outside counsel and as the Company did not have a commitment to pay those costs if legal actions ceased, the Company has concluded that accrual treatment was not appropriate in accordance with SFAS No. 5. Based on the above, the Company has determined that the Original Filing should be restated to eliminate the legal reserve at June 30, 2004. This restatement results in a decrease to other liabilities of $225,000 at June 30, 2004 compared to other liabilities as previously reported in the Original Filing. This restatement decreased other insurance operating expenses by $225,000 for the three and six months ended June 30, 2004 when compared to the Original Filing.
For information regarding developments and subsequent events relating to the discontinued bond program that occurred after the date of the Original Filing, see the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, on the 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A.
The following is a summary of the impact of the restatement on the originally issued consolidated statements of operations and consolidated balance sheets included in this filing.

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Originally
	Reported(1)	As Restated
Three Months Ended June 30, 2004
Revenues:
Net premiums earned	$13,704,438	$14,291,457
Net investment income	489,013	489,013
Net realized gains on investments	622,430	622,430
Codification and subscription fees	978,880	978,880
Management fees	(4,183)	(4,183)
Other income, net	(26,875)	(26,875)

Total revenues	15,763,703	16,350,722

Expenses:
Losses and LAE	7,829,965	7,829,965
Discontinued bond program losses and LAE	1,404,335	9,325,774
Commission expense	2,185,800	2,185,800
Other insurance operating expenses	1,774,641	1,549,641
Codification and subscription expenses	909,092	909,092
General and administrative expenses	359,908	359,908
Interest expense	204,879	204,879

Total expenses	14,668,620	22,365,059

Income (loss) before federal income taxes	1,095,083	(6,014,337)

Federal income tax expense (benefit)	248,932	(2,168,271)

Net income (loss)	$846,151	$(3,846,066)

Basic and diluted net income (loss) per share	$.17	$(.79)

Six Months Ended June 30, 2004
Revenues:
Net premiums earned	$24,676,085	$25,263,104
Net investment income	899,848	899,848
Net realized gains on investments	966,302	966,302
Codification and subscription fees	1,972,341	1,972,341
Management fees	28,814	28,814
Other income	27,001	27,001

Total revenues	28,570,391	29,157,410

Expenses:
Losses and LAE	14,055,250	14,055,250
Discontinued bond program losses and LAE	1,494,676	9,416,115
Commission expense	4,298,329	4,298,329
Other insurance operating expenses	3,110,424	2,885,424
Codification and subscription expenses	1,899,929	1,899,929
General and administrative expenses	581,780	581,780
Interest expense	431,482	431,482

Total expenses	25,871,870	33,568,309

Income (loss) before federal income taxes	2,698,521	(4,410,899)

Federal income tax expense (benefit)	693,777	(1,723,426)

Net income (loss)	$2,004,744	$(2,687,473)

Net income (loss) per share:
Basic	$.41	$(.55)

Diluted	$.39	$(.55)

(1)	Net premiums earned “as originally reported” includes the reclassification of the experience rating adjustment as described in the explanatory note.

CONSOLIDATED BALANCE SHEETS
June 30, 2004

	As Originally
	Reported	As Restated
Assets
Investments:
Held to maturity fixed maturities	$5,072,562	$5,072,562
Available for sale:
Fixed maturities	42,414,694	42,414,694
Equity securities	8,451,455	8,451,455
Short-term investments, at cost which approximates fair value	17,944,165	17,944,165
Other invested assets	715,000	715,000

Total investments	74,597,876	74,597,876

Cash	3,069,116	3,069,116
Premiums receivable	8,191,434	8,728,372
Accounts receivable, net	783,979	783,979
Reinsurance recoverables	2,333,736	2,333,736
Prepaid reinsurance premiums	9,393,918	9,393,918
Deferred policy acquisition costs	5,391,801	5,391,801
Estimated earnings in excess of billings on uncompleted codification contracts	143,213	143,213
Loans to affiliates	839,089	839,089
Goodwill	753,737	753,737
Intangible assets, net	882,789	882,789
Accrued investment income	684,817	684,817
Current federal income taxes	5,950	2,291,894
Other assets	1,986,997	1,986,997

Total assets	109,058,452	111,881,334

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	11,844,728	11,844,728
Discontinued bond program reserve for unpaid losses and LAE	537,128	8,458,567
Unearned premiums	23,853,960	23,803,879
Ceded reinsurance premiums payable	371,066	371,066
Experience rating adjustments payable	8,351,316	8,351,316
Retrospective premium adjustments payable	3,766,854	3,766,854
Funds held under reinsurance treaties	1,546,223	1,546,223
Contract funds on deposit	2,363,506	2,363,506
Taxes, licenses and fees payable	24,793	24,793
Deferred federal income taxes	132,290	1,031
Deferred ceded commissions	886,005	886,005
Commissions payable	2,403,717	2,403,717
Billings in excess of estimated earnings on uncompleted codification contracts	98,728	98,728
Notes payable	639,237	639,237
Other liabilities	2,293,820	2,068,820
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	74,578,371	82,093,470

Shareholders’ equity:
Common shares	1,794,141	1,794,141
Additional paid-in capital	1,336,190	1,336,190
Accumulated other comprehensive income	801,850	801,850
Retained earnings	36,344,075	31,651,858

	40,276,256	35,584,039
Less: Treasury shares	(5,796,175)	(5,796,175)

Total shareholders’ equity	34,480,081	29,787,864

Total liabilities and shareholders’ equity	$109,058,452	$111,881,334

This restatement did not impact net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities as reported in the Original Filing.

Certain amounts in the notes to the consolidated financial statements have been restated to reflect the restatement adjustments described above.
2.	Basis of Presentation

We prepared the consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of Bancinsurance and its subsidiaries as of June 30, 2004 and for all periods presented have been made.

We prepared the accompanying unaudited consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited consolidated financial statements together with the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results of operations for the full 2004 year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In accordance with SFAS No. 60, the statements of operations reflect experience rating adjustments as part of net premiums earned rather than as a separate expense item, as was previously reported in the Original Filing. Certain other prior year amounts have been reclassified in order to conform to the 2004 presentation.
3.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.34% and 5.28% at June 30, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.64% at June 30, 2004), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended June 30, 2004 and 2003 was $202,338 and $110,963, respectively, and $405,032 and $222,264 for the six months ended June 30, 2004 and 2003, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. The Company was in compliance with all provisions of its debt covenants at June 30, 2004.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. The Company adopted FIN 46 on July 1, 2003. Upon adoption, BIC Trust I was deconsolidated effective July 1, 2003 with prior periods reclassified in the consolidated financial statements. The deconsolidation did not have any impact on net income. In accordance with FIN 46, BIC Trust II was not consolidated upon formation in September 2003.

4.	Stock Option Plans

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

As we account for stock options using the “intrinsic value” method, no compensation cost has been recognized in net income for the equity incentive plans. Had we accounted for all stock-based employee compensation under the “fair value” method (SFAS No. 123), the impact would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(3,846,066)	$1,146,128	$(2,687,473)	$2,175,131
Deduct: Total stock-based employee compensation expense determined under “fair value” based method for all awards, net of related tax effects	(27,660)	(23,777)	(56,438)	(44,715)

Pro forma net income (loss)	$(3,873,726)	$1,122,351	$(2,743,911)	$2,130,416

Net income (loss) per common share:

Basic, as reported	$(0.79)	$0.23	$(0.55)	$0.44
Basic, pro forma	$(0.79)	$0.23	$(0.56)	$0.43
Diluted, as reported	$(0.79)	$0.23	$(0.55)	$0.43
Diluted, pro forma	$(0.79)	$0.22	$(0.56)	$0.42
The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.
5.	Other Comprehensive Income
     The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2004	$(484,923)	$(164,874)	$(320,049)
Less: reclassification adjustments for gains realized in net income	956,566	325,232	631,334

Net unrealized holding losses	(1,441,489)	(490,106)	(951,383)

Other comprehensive loss	$(1,441,489)	$(490,106)	$(951,383)

	Three Months Ended June 30, 2003
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2003	$1,351,286	$459,437	$891,849
Less: reclassification adjustments for gains realized in net income	233,025	79,228	153,797

Net unrealized holding gains	1,118,261	380,209	738,052

Other comprehensive income	$1,118,261	$380,209	$738,052

	Six Months Ended June 30, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2004	$(394,132)	$(134,005)	$(260,127)
Less: reclassification adjustments for gains realized in net income	1,300,438	442,149	858,289

Net unrealized holding losses	(1,694,570)	(576,154)	(1,118,416)

Other comprehensive loss	$(1,694,570)	$(576,154)	$(1,118,416)

	Six Months Ended June 30, 2003
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2003	$1,135,677	$386,130	$749,547
Less: reclassification adjustments for gains realized in net income	467,060	158,800	308,260

Net unrealized holding gains	668,617	227,330	441,287

Other comprehensive income	$668,617	$227,330	$441,287

6.	Reinsurance
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

The Company’s ceded reinsurance transactions are attributable to our lender/dealer business. Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer’s premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer’s premiums (along with the associated risk) was ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.

Beginning in the second quarter 2004, the Company cedes and assumes waste surety bond business at a 50% quota share participation.

See Note 1 to the Consolidated Financial Statements for a description of the Company’s discontinued bond program.

A reconciliation of direct to net premiums, on both a written and earned basis, for the three months and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2004		2003		2004		2003
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$14,925,671	$15,441,083	$23,704,246	$18,480,292	$25,646,994	$29,851,384	$41,364,441	$29,501,371
Assumed	1,780,672	646,497	113,925	106,561	1,821,358	733,347	140,158	205,585
Ceded	(643,659)	(1,796,123)	(4,810,400)	(4,073,273)	(924,722)	(5,321,627)	(10,549,548)	(5,606,531)

Total	$16,062,684	$14,291,457	$19,007,771	$14,513,580	$26,543,630	$25,263,104	$30,955,051	$24,100,425

The amounts of recoveries pertaining to reinsurance that were deducted from losses and loss adjustment expenses incurred during the three months ended June 30, 2004 and 2003, were $392,898 and $1,153,142, respectively, and $1,323,896 and $2,349,144 during the six months ended June 30, 2004 and 2003, respectively. During the three months ended June 30, 2004 and 2003, ceded reinsurance decreased commission expense incurred by $204,019 and $1,671,893, respectively, and $445,893 and $3,688,205 during the six months ended June 30, 2004 and 2003, respectively.

7.	Common Share Repurchase Program

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

8.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(3,846,066)	$1,146,128	$(2,687,473)	$2,175,131

Income (loss) available to common shareholders, assuming dilution	(3,846,066)	1,146,128	(2,687,473)	2,175,131

Weighted average common shares outstanding	4,942,151	4,931,486	4,931,101	4,963,765
Adjustments for dilutive securities:
Dilutive effect of outstanding options	—	60,638	—	50,248

Diluted common shares	4,942,151	4,992,124	4,931,101	5,014,013

Net income (loss) per common share:
Basic	$(.79)	$.23	$(.55)	$.44
Diluted	$(.79)	$.23	$(.55)	$.43
9.	Segment Information
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

	Three Months Ended
	June 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total
Revenues from external customers	$14,981,103	$978,880	$66,391	$16,026,374
Intersegment revenues	1,470	—	148,733	150,203
Interest revenue	534,290	—	75	534,365
Interest expense	382	481	—	863
Depreciation and amortization	79,630	110,165	—	189,795
Segment profit (loss)	(5,451,818)	69,308	204,497	(5,178,013)
Income tax expense (benefit)	(1,973,881)	25,914	69,457	(1,878,510)
Segment assets	101,776,754	2,443,430	671,411	104,891,595

	Three Months Ended
	June 30, 2003
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total
Revenues from external customers	$14,884,065	$876,960	$936	$15,761,961
Intersegment revenues	1,470	—	46,877	48,347
Interest revenue	455,562	—	3	455,565
Interest expense	90	507	—	597
Depreciation and amortization	40,302	21,451	—	61,753
Segment profit (loss)	2,064,372	(19,307)	15,008	2,060,073
Income tax expense (benefit)	593,231	(2,752)	4,997	595,476
Segment assets	86,957,683	2,183,508	445,003	89,586,194

	Six Months Ended
	June 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total
Revenues from external customers	$26,363,161	$1,972,341	$108,241	$28,443,743
Intersegment revenues	2,940	—	219,758	222,698
Interest revenue	958,813	—	108	958,921
Interest expense	464	961	—	1,425
Depreciation and amortization	135,048	144,274	—	279,322
Segment profit (loss)	(3,578,056)	71,451	298,050	(3,208,555)
Income tax expense (benefit)	(1,439,559)	28,746	100,929	(1,309,884)
Segment assets	101,776,754	2,443,430	671,411	104,891,595

	Six Months Ended
	June 30, 2003
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total
Revenues from external customers	$25,006,274	$1,756,676	$1,645	$26,764,595
Intersegment revenues	2,940	—	184,832	187,772
Interest revenue	808,676	—	6	808,682
Interest expense	354	1,041	—	1,395
Depreciation and amortization	69,859	46,200	—	116,059
Segment profit	3,509,866	129,652	119,864	3,759,382
Income tax expense	998,952	52,953	40,554	1,092,459
Segment assets	86,957,683	2,183,508	445,003	89,586,194

The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Total revenues for reportable segments	$16,710,942	$16,265,873	$29,625,362	$27,761,049
Parent company loss	(210,017)	(67,516)	(245,254)	(225,897)
Elimination of intersegment revenues	(150,203)	(48,347)	(222,698)	(187,772)

Total consolidated revenues	$16,350,722	$16,150,010	$29,157,410	$27,347,380

Profit
Total profit (loss) for reportable segments	$(5,178,013)	$2,060,073	$(3,208,555)	$3,759,382
Parent company loss	(836,324)	(437,149)	(1,202,344)	(698,923)

Income (loss) before federal income taxes	$(6,014,337)	$1,622,924	$(4,410,899)	$3,060,459

Assets
Total assets for reportable segments			$104,891,595	$89,586,194
Parent company assets			7,525,083	11,756,019
Elimination of intersegment receivables			(535,344)	(9,136,679)

Total consolidated assets			$111,881,334	$92,205,534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESTATEMENT
The Company has restated its originally issued consolidated financial statements for the second quarter of 2004 that were included in the Original Filing to reflect various misapplications of GAAP relating primarily to balance sheet reserves and accrual adjustments recorded as of June 30, 2004 for the discontinued bond program. As a result of the restatement, originally reported net income decreased by $4,692,217 for both the three months and six months ended June 30, 2004. The results of the restatement are reflected in the unaudited consolidated financial statements (and notes thereto) and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.
Further information on the nature and impact of the restatement is provided in Note 1 to the Consolidated Financial Statements. This Form 10-Q/A should be read together with the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A and reflect developments and subsequent events occurring after the date of the Original Filing.
OVERVIEW
Bancinsurance is a specialty property insurance holding company incorporated in the State of Ohio in 1970. The Company has three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency, each of which are described in more detail below.
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
Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure and excess of loss products, we indemnify the qualified entity for liability associated with their reimbursing obligations. Previously our bonded service products insured a national cost containment firm for their program service responsibilities. Our bonded service product was discontinued at the end of 2003 and replaced by the UCassure product, which provides direct insurance to the employer and the Company greater control in the distribution and expense management of the product. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
Other specialty products consist of our waste surety bond program (“WSB”) and, as described below, our discontinued bond program. In the second quarter 2004, the Company entered into a 50% quota share reinsurance arrangement with a waste surety bond underwriter. The majority of these surety bonds satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.

The Company sells its insurance products through a network of distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.
Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), codifies, publishes, supplements and distributes ordinances for over 1,800 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments.
Insurance Agency. Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary, acts as an agency for placing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.
Discontinued Bond Program
Beginning in 2001 and continuing into the second quarter of 2004, the Company participated as a reinsurer in the discontinued bond program which covered bail and immigration bonds issued by four insurance carriers and produced by a bail bond agency. The liability of the insurance carriers was reinsured to a group of reinsurers, including the Company. The Company assumed 15% of the business from 2001 through 2003 and 5% of the business during the first half of 2004.
Based on the design of the program, the bail bond agency was to obtain and maintain collateral and other security and to provide funding for bond losses. The bail bond agency and its principals were responsible for all losses as part of their program administration. The insurance carriers and, in turn, the reinsurers were not required to pay losses unless there was a failure of the bail bond agency. As the bonds were to be 100% collateralized, any losses paid by the reinsurers were to be recoverable through liquidation of the collateral and collections from third party indemnitors.
During the second quarter of 2004, Harco asserted control over the bail bond agency. The program was then discontinued by Harco during the second quarter of 2004 and no new bonds were issued after June 23, 2004.
From the time the Company began participating in the program through the end of 2003, the Company received and paid claims of $.9 million on the program. Commencing in the first quarter of 2004, numerous claims were submitted to the Company by the insurance carriers. During the first quarter of 2004, the Company received claims of $1.7 million on the program and paid claims of $.4 million. During the second quarter of 2004, the Company received another $2.6 million in claims and paid another $1.0 million in claims on the program.
In the second quarter of 2004, the Company came to believe that the discontinued bond program was not being operated as it had been represented to the Company by agents of the insurance carriers who had solicited the Company’s participation in the program and the Company began disputing certain issues with respect to the discontinued bond program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during the life of the program; and 4) improper premiums and claims administration. Consequently, during the second quarter of 2004, the Company ceased paying claims on the program and retained outside legal counsel to review and defend its rights under the program.
In addition to claims received by the Company, the Company also received reports from certain insurance carriers regarding potential future liabilities on the program. As of the date of the Original Filing, the Company had received potential future liability estimates from two of the four insurance carriers. Based on these reports and claims received by the Company through the date of the Original Filing, the Company recorded estimated loss and LAE reserves of $8.5 million for the program at June 30, 2004. These reserves consisted of $3.5 million of case reserves and $5.0 million of incurred but not reported (“IBNR”) reserves. Of the $8.5 million of total loss and LAE reserves for the program at June 30, 2004, $6.7 million was for bail bonds and $1.8 million was for immigration bonds. At December 31, 2003, discontinued bond program loss and LAE reserves, net of anticipated recoveries, were $.4 million.
Based on the above, the Company recorded discontinued bond program losses and LAE of $9.3 million for the second quarter of 2004, which consisted of $.9 million of net paid losses and LAE and an $8.4 million increase in loss and LAE reserves during the second quarter of 2004. For the six month period ending June 30, 2004, the Company recorded discontinued bond program losses and LAE of $9.4 million, which consisted of $1.4 million of net paid losses and LAE and a $8.0 million increase in loss and LAE reserves during the first six months of 2004.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through legal proceedings with the insurance carriers; however, the Company is reserving for the program at June 30, 2004 without any adjustment for potential recoveries.
The Company is recording its ultimate loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of June 30, 2004, these reported ultimate incurred losses did not include any adjustment for potential recoveries. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the disputes relating to the program are resolved on a mutually agreeable basis. Because of the uncertainties of the outcome of the disputes or other potential recoveries, uncertainties in the potential future liability information provided by certain insurance carriers, lack of potential future liability information provided by certain insurance carriers and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
As described in Note 1 to the Consolidated Financial Statements, the Company had not received potential future liability estimates from two of the four insurance carriers on the program as of the date of the Original Filing (the “unreported liabilities”). The Company believes it is probable that a liability existed as of June 30, 2004 for those unreported liabilities; however the Company can not estimate the loss or range of loss for the unreported liabilities. In accordance with SFAS No. 5, no liability is accrued for those unreported liabilities at June 30, 2004. The unreported liabilities could have a material adverse effect on the Company’s results of operations and/or financial condition.
See Note 1 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
For information regarding developments and subsequent events relating to the discontinued bond program that occurred after the date of the Original Filing, see the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A.
Economic Factors, Opportunities, Challenges and Risks
The Company’s results of operations have historically varied from quarter to quarter principally due to fluctuations in underwriting results and timing of investment sales. The Company’s primary source of revenue and cash is derived from premiums collected and investment activity. The majority of our premium revenues are dependent on the demand for our customers’ automobile financing programs. Increased automobile sales generally cause increased demand for automobile financing and, in turn, our lender/dealer products. Our ULI and CPI claims experience is impacted by the rate of loan defaults, bankruptcies and automobile repossessions among our customers. As delinquency dollars rise, our claims experience is expected to increase. In addition, the state of the used car market has a direct impact on our GAP claims. As used car prices decline, there is a larger gap between the balance of the loan/lease and the actual cash value of the automobile, which results in higher severity of GAP claims. Our UC products are directly impacted by the nation’s unemployment levels. As unemployment levels rise, we would anticipate an increase in the frequency of claims. In addition, the interest rate and market rate environment can have an impact on the yields and valuation of our investment portfolio.
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
In consultation with one of our large lender/dealer customers during 2003, we provided them a variety of risk management solutions. This resulted in our customer making a decision to move their coverage to another one of our lender/dealer products that better fit their changing needs. In conjunction with this change in products, Ohio Indemnity ceded 100% of this customer’s premiums (along with the associated risk) to its PORC beginning in fourth quarter 2003 (the “Reinsurance Transaction”).
Effective January 1, 2003, we entered into a 100% producer-owned reinsurance arrangement for a new lender/dealer producer. This arrangement was cancelled at the end of 2003.
During the second quarter 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company cedes and assumes waste surety bond coverage with another insurance carrier.
See “Discontinued Bond Program” above and Note 1 to the Consolidated Financial Statements for a description of the Company’s discontinued bond program.
See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s reinsurance.

SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Six Months Ended June 30,
	2003-2004
	Three Months Ended		Six Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$(222,123)	(1.5)%	$1,162,679	4.8%
Net realized gains on investments	389,405	167.1%	499,242	106.9%
Total revenues	200,712	1.2%	1,810,030	6.6%
Losses and loss adjustment expenses	7,360,833	75.1%	7,537,548	47.3%
Commissions and other insurance expenses	362,191	10.7%	1,203,090	20.1%
Income (loss) before federal income taxes	(7,637,261)	(470.6)%	(7,471,358)	(244.1)%
Net income (loss)	(4,992,194)	(435.6)%	(4,862,604)	(223.6)%
Net income (loss) was $(3,846,066), or $(0.79) per diluted share, for the second quarter 2004 compared to $1,146,128, or $0.23 per diluted share, for the same period last year. Net income (loss) was $(2,687,473), or $(0.55) per diluted share, for the first six months of 2004 compared to $2,175,131, or $0.43 per diluted share, a year ago. The results for the three and six months ended June 30, 2004 were negatively impacted by an increase in losses on the Company’s discontinued bond program (See “Discontinued Bond Program” above and Note 1 to the Consolidated Financial Statements).
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for insurance companies. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition expenses and ceding commissions are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses and ceding commissions are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses to premiums earned. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and a GAAP basis for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
GAAP:
Loss ratio	120.8%	67.5%	93.6%	66.1%
Expense ratio	26.4%	23.6%	28.5%	25.6%

Combined ratio	147.2%	91.1%	122.1%	91.7%

Statutory:
Loss ratio	120.8%	67.5%	93.6%	66.1%
Expense ratio	24.2%	22.3%	29.4%	26.9%

Combined ratio	145.0%	89.8%	123.0%	93.0%

Results of Operations
Three Months Ended June 30, 2004 Compared to June 30, 2003
Net Premiums Earned. Total net premiums earned declined 1.5% to $14,291,457 for the three months ended June 30, 2004. The largest portion of this decrease was attributable to CPI net premiums earned, which were $568,379 for the second quarter 2004 versus $2,209,749 for the same period last year. This decrease in CPI was due to the cancellation of a poor performing book of business in the second quarter 2004.
ULI net premiums earned increased 3.1% to $10,402,268 for the second quarter 2004 from $10,090,274 a year ago. The growth was primarily due to an increase in lending volume by several financial institution customers, new customers added in 2004, and a decrease in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to- date and premium growth. Experience rating adjustments decreased during the second quarter 2004 when compared to a year ago primarily due to the Reinsurance Transaction and a decline in premium for ULI policies that are subject to experience rating adjustments. A decrease in experience rating adjustments results in a positive impact to net premiums earned whereas an increase in experience rating adjustments results in a decrease to net premiums earned. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth. These increases in ULI net premiums earned were partially offset by a decrease in net premiums earned associated with the Reinsurance Transaction and a decline in lending volume by two of our large financial institution customers.
Net premiums earned for GAP increased to $1,309,486 for the second quarter 2004 from $665,587 a year ago. This growth was due to the purchase of GAP coverage by two large financial institution customers in the second half of 2003, combined with rate increases, volume increases with existing customers and new customers added in 2004.
Net premiums earned for UC products declined 5.3% to $1,349,612 in the second quarter 2004 primarily due to the cancellation of an excess of loss policy at year-end 2003. This decrease was partially offset by growth in the Company’s UCassure product and rate increases.
Net premiums earned for WSB were $224,628 for the second quarter 2004 compared to zero a year ago as this product line was introduced in the second quarter 2004.
Net premiums earned for the discontinued bond program were $421,858 for the second quarter 2004 compared to $123,559 a year ago. This increase was primarily the result of additional premiums being reported to the Company by the insurance carriers during the second quarter of 2004 compared to a year ago.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 18.4% to $489,013 for the second quarter 2004. This improvement was due to solid growth in invested assets during the past twelve months combined with a higher portfolio yield. Higher yields resulted from the Company’s $15.0 million reallocation of short-term investments to fixed maturities during the second quarter 2004, which provided a better matching of the Company’s invested assets to its product liability duration while maximizing investment return.
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
Codification and Subscription Fees. ALPC’s codification and subscription fees increased 11.6% to $978,880 in the second quarter 2004 compared to $876,960 in the second quarter 2003 principally due to a new state customer added in 2003.
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
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE increased 75.1% to $17,155,739 for the second quarter 2004 from $9,794,907 the prior year due primarily to an increase in losses and LAE from the discontinued bond program which was partially offset by a decrease in losses and LAE for ULI.
Discontinued bond program losses and LAE increased $9,219,214 to $9,325,774 for the second quarter 2004. The loss for second quarter of 2004 consisted of $950,182 of net paid losses and LAE and an $8,375,592 increase in loss and LAE reserves during the second quarter of 2004. See “Discontinued Bond Program” above and Note 1 to the Consolidated Financial Statements for more information concerning the discontinued bond program losses during the second quarter of 2004.

CPI losses and LAE increased $105,813 to $947,537 in the second quarter 2004 principally due to losses on a poor performing book of business that was cancelled in the second quarter 2004. GAP losses and LAE increased 53.0% to $636,112 for the second quarter 2004 which is consistent with the growth in this business.
ULI losses and LAE declined $1,978,123 to $6,227,736 for the second quarter 2004 primarily due to favorable loss development and the Reinsurance Transaction. UC losses and LAE decreased $237,750 from a year ago primarily due to the cancellation of an excess of loss policy at year-end 2003.
For more information concerning losses and LAE, see “Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense increased 13.0% to $2,185,800 for the second quarter 2004 primarily due to commissions associated with the growth in GAP and WSB business. Other insurance operating expenses rose 7.7% to $1,549,641 for the second quarter 2004 compared to last year principally due to higher salaries and administrative fees associated with the Company’s UCassure product. These increases were partially offset by a decrease in premium taxes which resulted from the cancellation of the 100% producer-owned reinsurance arrangement at the end of 2003.
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
Federal Income Taxes. The Company had a federal income tax (benefit) of $(2,168,271) for the second quarter 2004 compared to federal income tax expense of $476,796 a year ago as a result of the decline in pretax income due to the discontinued bond program losses and an increase in tax exempt investment income during the second quarter of 2004.
GAAP Combined Ratio. The Company’s specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. For the second quarter 2004, the combined ratio increased to 147.2% from 91.1% the prior year. The loss ratio increased to 120.8% for the second quarter 2004 from 67.5% a year ago principally due to losses on the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 55.5% for the second quarter of 2004 compared to 66.8% a year ago. This decrease was primarily due to the decrease in losses and LAE for ULI as described above. The expense ratio increased to 26.4% for the second quarter 2004 from 23.6% a year ago primarily due to an increase in commission expense and other insurance operating expenses as described above. The commission expense increase in relation to net premiums earned was primarily attributable to growth in GAP and WSB commissions which have a higher commission rate when compared to our ULI product line.
Results of Operations
Six Months Ended June 30, 2004 Compared to June 30, 2003
Net Premiums Earned. Net premiums earned increased 4.8% to $25,263,104 for the six months ended June 30, 2004 as a result of increases in our ULI, GAP, WSB and discontinued bond program product lines which were partially offset by a decrease in CPI and UC.
ULI net premiums earned increased 1.5% to $17,422,506 for the first six months of 2004 from $17,170,376 a year ago. The growth was primarily due to an increase in lending volume by several financial institution customers, new customers added in 2004, and a decrease in experience rating adjustments. Experience rating adjustments decreased during the first six months of 2004 when compared to a year ago primarily due to a decline in premium for ULI policies that are subject to experience rating adjustments. These increases in ULI net premiums earned were partially offset by a decrease in net premiums earned associated with the Reinsurance Transaction and a decline in lending volume by two of our large financial institution customers.
Net premiums earned for GAP increased 114.2% to $2,374,846 for the first six months of 2004 from $1,108,712 a year ago. This growth was due to the purchase of GAP coverage by two large financial institution customers in the second half of 2003, rate increases, volume increases with existing customers and new customers added in 2004.
Net premiums earned for WSB were $224,628 for the six months ended 2004 compared to zero a year ago as this product line was introduced in the second quarter 2004.
Net premiums earned for the discontinued bond program were $508,708 for the first six months of 2004 compared to $222,582 a year ago. This increase was primarily the result of additional premiums being reported to the Company by the insurance carriers during the first six months of 2004 compared to a year ago.
CPI net premiums earned declined 26.0% to $2,148,042 for the six months ended June 30, 2004 compared to the prior year due to the cancellation of a poor performing book of business in the second quarter 2004.
Net premiums earned for UC products declined 5.5% to $2,533,028 for the six months ended June 30, 2004 primarily due to the cancellation of an excess of loss policy at year-end 2003. This decrease was partially offset by growth in the Company’s UCassure product and rate increases.
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
Codification and Subscription Fees. ALPC’s codification and subscription fees increased 12.3% to $1,972,341 for the first six months of 2004 compared to $1,756,676 a year ago principally due to a new state customer added in 2003 and printing services provided to an existing customer.
Management Fees. Our management fees for the first six months of 2004 decreased 85.6% to $28,814 as a result of rising unemployment compensation obligations related to the increased level of unemployment.
Losses and Loss Adjustment Expenses. Losses and LAE increased 47.3% to $23,471,365 for the first six months of 2004 from $15,933,817 a year ago due primarily to an increase in losses and LAE from the discontinued bond program, CPI and GAP product lines which was partially offset by a decrease in losses and LAE for ULI.
Discontinued bond program losses and LAE increased $9,210,531 to $9,416,115 for the six months ended June 30, 2004. The loss for the first six months of 2004 consisted of $1,372,710 of net paid losses and LAE and an $8,043,405 increase in loss and LAE reserves during the first six months of 2004. See “Discontinued Bond Program” above and Note 1 to the Consolidated Financial Statements for more information concerning the discontinued bond program losses during the first six months of 2004.
ULI losses and LAE declined $2,701,678 to $10,532,175 for the first six months of 2004 primarily due to favorable loss development and the Reinsurance Transaction. UC losses and LAE declined $653,990 from a year ago primarily due to the cancellation of an excess of loss policy at year-end 2003.
CPI losses and LAE increased $1,019,448 to $1,977,573 for the first six months of 2004 principally due to losses on a poor performing book of business that was cancelled in the second quarter 2004. GAP losses and LAE increased 75.5% to $1,485,603 for the first six months of 2004 which is consistent with the growth in this business.
For more information concerning losses and LAE, see “Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense increased 29.3% to $4,298,329 for the first six months of 2004 primarily due to commissions associated with the growth in GAP and WSB combined with a reduction in ceding commissions. Ceding commissions declined due to the cancellation of a 100% producer-owned reinsurance arrangement at the end of 2003. Other insurance operating expenses rose 8.7% to $2,885,424 for the first six months of 2004 compared to last year principally due to higher salaries and administrative fees associated with the Company’s UCassure product. These increases were partially offset by a decrease in premium taxes which resulted from the cancellation of the 100% producer-owned reinsurance arrangement at the end of 2003.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 16.8% to $1,899,929 for the first six months of 2004 principally due to higher salaries, consulting expenses, and an impairment write down of a database which resulted from cancellation of a state customer during 2004.
Interest Expense. Interest expense increased $212,291 to $431,482 for the first six months of 2004 compared to a year ago as a result of the Company’s $7.2 million trust preferred debt offering in September 2003. See “Liquidity and Capital Resources” for a more detailed description of the trust preferred debt.

Federal Income Taxes. The Company had a federal income tax (benefit) of $(1,723,426) for the six months ended June 30, 2004 compared to federal income tax expense of $885,328 for the same period last year as a result of the decline in pretax income due to the discontinued bond program losses and an increase in tax exempt investment income.
GAAP Combined Ratio. For the six months ended June 30, 2004, the combined ratio increased to 122.1% from 91.7% the prior year. The loss ratio increased to 93.6% for the first six months of 2004 from 66.1% a year ago principally due to losses on the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 56.3% for the first six months of 2004 compared to 65.2% a year ago. This decrease was primarily due to the decrease in losses and LAE for ULI as described above. The expense ratio increased to 28.5% for the first six months of 2004 from 25.6% a year ago primarily due to an increase in commission expense and other insurance operating expenses as described above. The commission expense increase in relation to net premiums earned was attributable to 1) growth in GAP and WSB commissions which have a higher commission rate when compared to our ULI product line and 2) a decrease in ceding commissions associated with the producer-owned reinsurance arrangement that was cancelled at the end of 2003.
BUSINESS OUTLOOK
For information regarding the Company’s financial condition and results of operations for periods subsequent to the quarter ended June 30, 2004, see the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of June 30, 2004 and December 31, 2003, the Company’s capital structure consisted of trust preferred debt issued to affiliates, borrowings from our revolving line of credit and shareholders’ equity and is summarized in the following table:

	June 30,	December 31,
	2004	2003
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank note payable	600,000	—

Total debt obligations	16,065,000	15,465,000

Total shareholders’ equity	29,787,864	33,365,028

Total capitalization	$45,852,864	$48,830,028

Ratio of total debt obligations to total capitalization	35.0%	31.7%
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
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with a $600,000 outstanding balance at June 30, 2004 (none at December 31, 2003). The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. As of June 30, 2004, we were in compliance with each of these requirements.
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
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of property/casualty insurance products. Therefore, we believe that we can estimate our cash needs to meet our loss and expense obligations through the end of 2004. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments through the end of 2004. At June 30, 2004, cash and short-term investments amounted to $21,013,281 or 27.1% of our total cash and invested assets.
As disclosed in “Discontinued Bond Program” above and in Note 1 to the Consolidated Financial Statements, the Company had $8.5 million in loss and LAE reserves for its discontinued bond program at June 30, 2004. Ultimate payment on the discontinued bond program, if any, may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities in our asset/liability management.
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
Given the Company’s historic cash flows and current financial condition, management believes that the cash flows from operating and investing activities will provide sufficient liquidity for the operations of the Company. Our line of credit provides us with additional liquidity that could be used for short-term cash requirements if cash from operations and investments is not sufficient.
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

		Gross
	Estimated	unrealized
	fair value	losses
Fixed maturities:
6 months or less	$23,766,074	$334,163
7-12 months	2,457,866	54,735
Greater than 12 months	646,332	12,497

Total fixed maturities	26,870,272	401,395

Equities:
6 months or less	1,879,729	152,928
7-12 months	448,820	47,070

Total equities	2,328,549	199,998

Total	$29,198,821	$601,393

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
Loss and Loss Adjustment Expense Reserves
The following discussion of the Company’s loss and LAE reserves excludes the discontinued bond program. For discussion of loss and LAE reserves for the discontinued bond program, see “Discontinued Bond Program” above and Note 1 to the Consolidated Financial Statements.
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
The Company calculates a reserve range for its ULI and CPI products and calculates point estimates for GAP, UC, WSB and other product lines. As of June 30, 2004, our indicated gross loss and LAE reserve range for ULI and CPI products was $6.7 million to $10.6 million and our recorded gross loss and LAE reserves were $8.6 million.
We did not experience any significant change in the number of claims paid (other than for growth in our business), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in prior years. The increase in claims opened correlates to the increase in policies in force.
Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves in the amount of $0.1 million at June 30, 2004. We record reserves on an undiscounted basis. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.
We prepared our estimates of the gross and net loss and allocated LAE (expenses that can be specifically assigned to a particular claim) liabilities using loss development triangles for each of our principal insurance products as follows:
•	ULI – limited liability

•	ULI – non-limited liability

•	CPI

•	GAP
Our reserves for these independently estimated principal insurance products comprise the majority of our direct loss and allocated LAE reserves as of June 30, 2004 on both a gross and net of reinsurance basis. We also prepared independent estimates of the gross and net loss and allocated LAE liabilities for our UC and WSB product lines based on certain actuarial and other assumptions related to the ultimate cost expected to settle such claims.
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
We prepared independent estimates for unallocated LAE reserves (expenses associated with adjusting and recording policy claims, other than those included in allocated LAE). We prepared our estimate of unallocated LAE reserves using the relationship of calendar year unallocated LAE payments to calendar year loss payments. Our selected unallocated LAE factor of 3% was selected judgmentally based on a review of historical unallocated LAE-to-loss payments from 2000 through 2003. The IBNR reserve is then split into IBNR on known claims and IBNR on claims yet to be reported (pure IBNR). This is based on our assumption that all of the UC reserve is pure IBNR and the ULI, CPI and GAP policies will have a one week lag in claim reporting. The unallocated LAE factor is applied to 50% of pure IBNR reserves and 50% to the remaining reserves on the premise that half of our unallocated LAE costs are incurred when the claim is reported and the other half when the claim is closed.
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
FORWARD-LOOKING INFORMATION
Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this report, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. The forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program, the ongoing SEC investigation, the concentrations of ownership of the Company’s common shares by members of the Sokol family, and the other risk factors identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosures About Market Risk.”
Item 4. Controls and Procedures
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, including the events described below in this Item 4, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report.
In addition, there were no changes during the period covered by this report in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously reported, the Company was advised on February 4, 2005 by its then current independent registered public accounting firm, Ernst & Young LLP (“E&Y”), that because of developments related to the Company’s discontinued bond program (1) E&Y was withdrawing its audit reports for the years 2001-2003 for the Company and its wholly-owned subsidiaries, Ohio Indemnity and ALPC, (2) those audit reports and the completed interim reviews of the Company’s 2004 quarterly filings on Form 10-Q should no longer be relied upon, (3) E&Y was unable to complete the audit of the Company’s 2004 financial statements at that time, and (4) the Company’s appointed actuary, who was employed by E&Y, was withdrawing his certification of Ohio Indemnity’s statutory reserves for the years 2001 through 2003.
In subsequent correspondence to the Company, E&Y informed the Company of the following:
(1) E&Y believed that the Company had a material weakness in its system of internal controls related to the discontinued bond program claim reserves;
(2) E&Y believed that the Company did not have the internal controls related to the discontinued bond program necessary for the Company to develop reliable financial statements;
(3) E&Y believed that at the time the Company filed its 2003 Form 10-K in March 2004, management was aware that there had been significant adverse claims development in the discontinued bond program. E&Y believed this information was not provided to E&Y on a timely basis in connection with E&Y’s audit of the Company’s 2003 financial statements. As a result, E&Y did not believe it could rely on the representations of management. Furthermore, E&Y believed this adverse claims development information would have a significant material effect on the discontinued bond program reserve levels recognized by the Company in its previously filed financial statements and material adjustments needed to be recorded in such previously filed financial statements; and
(4) E&Y did not believe sufficient information existed to enable management or consulting actuaries to estimate a liability for IBNR claims on the discontinued bond program at December 31, 2004.
As previously reported, following E&Y’s withdrawal of its audit reports, the Audit Committee of the Company (the “Audit Committee”) engaged Kirkpatrick & Lockhart Nicholson Graham LLP (“Kirkpatrick & Lockhart”) to conduct an independent investigation of the concerns raised by E&Y. In its investigation, Kirkpatrick & Lockhart concluded that (1) there was no evidence that management intentionally withheld information from E&Y regarding the discontinued bond program or committed any intentional misconduct and (2) internal control deficiencies existed in the discontinued bond program.
As previously reported, on July 12, 2005, the Audit Committee dismissed E&Y as the Company’s independent registered public accounting firm and engaged Daszkal Bolton LLP (“Daszkal”) as the Company’s independent registered public accounting firm for fiscal years 2001 through 2005.

The Company believes that the internal control deficiencies identified by Kirkpatrick & Lockhart do not constitute material weaknesses in the Company’s system of internal controls. In response to Kirkpatrick & Lockhart’s findings related to the Company’s internal controls over the discontinued bond program, the Audit Committee engaged Skoda, Minotti & Co. (“Skoda”), an independent accounting firm, to conduct an assessment of the Company’s internal controls over its reinsurance and managing general agent operations (collectively referred to as “third party operations”) and recommend any appropriate changes. On November 11, 2005, Skoda issued its independent accountant’s report on the Company’s internal controls over its third party operations as of June 30, 2005. Skoda concluded that the Company maintained, in all material respects, effective internal controls over its third party operations as of June 30, 2005. As part of its engagement, Skoda made certain recommendations for further enhancements to the Company’s internal controls over its third party operations. The Company expects to implement all recommendations.
In addition, Daszkal issued an unqualified audit report on the Company’s financial statements included as part of the Company’s Annual 2004 Form 10-K, which is being filed contemporaneously with the filing of this Form 10-Q/A. Prior to issuing its audit report on the Company’s financial statements, Daszkal received a report of Kirkpatrick & Lockhart’s findings. Daszkal concluded that the internal control deficiencies identified by Kirkpatrick & Lockhart do not constitute material weaknesses in the Company’s system of internal controls.
Appearing as exhibits to this report are the certifications of the Company’s principal executive officer and the principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 4 contain information concerning the evaluation of the Company’s disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. This Item 4 should be read in conjunction with the certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” of common shares of the Company during the second quarter 2004:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number	Average price	Total number of	Maximum number (or
	of shares (or units)	paid per share	shares (or units)	approximate dollar value)
	purchased	(or unit)	purchased as part	of shares (or units) that may
			of publicly announced	yet be purchased under the
			plans or programs	plans or programs

Month #1 (April 1, 2004 through April 30, 2004)	—	—	—	—

Month #2 (May 1, 2004 through May 31, 2004)	—	—	—	—

Month #3 (June 1, 2004 through June 30, 2004)	3,350 (1)	(1)	—	—

Total	—	—	—	—

(1)	In accordance with the terms of our 2002 Stock Incentive Plan, the Company acquired these common shares in connection with the exercise of stock options by two of its Directors and the payment by such Director of the aggregate exercise price ($27,000) by delivery of common shares already owned by such Directors.
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

*	Filed with this Quarterly Report on Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION
(Registrant)

Date:	January 25, 2006	By:	/s/ Si Sokol

Si Sokol
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	January 25, 2006	By:	/s/ Matthew C. Nolan

Matthew C. Nolan
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)