Form 10-Q/A
period 2004-09-30
BANCINSURANCE CORP
filed 2006-01-25
CIK 276400

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
EXPLANATORY NOTE
Bancinsurance Corporation is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2004 (the “Original Filing”), to reflect the restatement of its consolidated balance sheets at September 30, 2004, its consolidated statements of operations and its consolidated statements of cash flows for each of the three and nine month periods ended September 30, 2004, and the notes related thereto (the “discontinued bond program restatement”). The decision to restate was based upon various misapplications of accounting principles generally accepted in the United States of America (“GAAP”) relating primarily to balance sheet reserves and accrual adjustments recorded as of September 30, 2004 for the discontinued bond program (as defined below). For more information concerning the restatement, see Note 1 to the Consolidated Financial Statements contained in this Form 10-Q/A.
This Form 10-Q/A also reflects experience rating adjustments as part of net premiums earned rather than as a separate expense item on the statement of operations, as was previously reported for each of the three and nine month periods ended September 30, 2004 and 2003 (the “experience rating adjustment reclassification”). The experience rating adjustment reclassification was necessary to present the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises. It should be noted that the experience rating adjustment reclassification did not have any impact to net income as previously reported in the Original Filing.
In addition, this Form 10-Q/A reflects corrections to the Company’s stock option disclosure in Note 4 to the Consolidated Financial Statements contained in this Form 10-Q/A for each of the three and nine month periods ended September 30, 2004 and 2003 (the “stock option disclosure correction”). This stock option disclosure correction was the result of errors in the Company’s disclosure pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, as previously reported in the Original Filing. It should be noted that this stock option disclosure correction did not have any impact to net income as previously reported in the Original Filing.
Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the discontinued bond program restatement (and events relating thereto), the experience rating adjustment reclassification, and the stock option disclosure correction. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and except as otherwise noted herein, we have not updated the disclosures contained in the Original Filing. This Form 10-Q/A should be read together with the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004 (the “2nd Quarter 2004 Form 10-Q/A”), Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively, the “2005 Form 10-Qs”), which are being filed contemporaneously with the filing of this Form 10-Q/A and, in the case of the 2004 Form 10-K and the 2005 Form 10-Qs, reflect developments and subsequent events occurring after the date of the Original Filing.
Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(As Restated		(As Restated
	See Note 1)		See Note 1)
Revenues:
Net premiums earned	$12,731,441	$15,826,857	$37,994,545	$39,927,282
Net investment income	626,304	412,290	1,526,152	1,217,287
Net realized gains on investments	106,450	371,948	1,072,752	839,008
Codification and subscription fees	868,842	913,121	2,841,183	2,669,797
Management fees	4,896	45,319	33,710	244,742
Other income	6,518	3,299	33,519	60,148

Total revenues	14,344,451	17,572,834	43,501,861	44,958,264

Expenses:
Losses and loss adjustment expenses (“LAE”)	7,553,280	11,897,152	21,608,530	27,625,385
Discontinued bond program losses and LAE	6,141,691	100,671	15,557,806	306,255
Commission expense	2,973,981	2,094,468	7,272,310	5,419,756
Other insurance operating expenses	1,550,849	1,259,660	4,436,273	3,953,085
Codification and subscription expenses	802,400	904,483	2,702,329	2,530,466
General and administrative expenses	338,183	271,425	919,963	798,692
Interest expense	220,220	117,119	651,702	336,310

Total expenses	19,580,604	16,644,978	53,148,913	40,969,949

Income (loss) before federal income taxes	(5,236,153)	927,856	(9,647,052)	3,988,315

Federal income tax expense (benefit)	(1,915,324)	177,681	(3,638,750)	1,063,009

Net income (loss)	$(3,320,829)	$750,175	$(6,008,302)	$2,925,306

Net income (loss) per common share:
Basic	$(.67)	$.15	$(1.22)	$.58

Diluted	$(.67)	$.15	$(1.22)	$.58

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2004	2003
	(As Restated
	See Note 1)
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,061,782 in 2004 and $5,066,125 in 2003)	$4,913,799	$4,872,012
Available for sale:
Fixed maturities, at fair value (amortized cost $44,900,201 in 2004 and $28,622,634 in 2003)	45,527,909	28,918,149
Equity securities, at fair value (cost $7,039,976 in 2004 and $7,621,880 in 2003)	7,900,535	10,235,858
Short-term investments, at cost which approximates fair value	17,395,236	28,904,680
Other invested assets	715,000	1,049,136

Total investments	76,452,479	73,979,835

Cash	4,247,719	2,949,627
Premiums receivable	7,894,135	10,661,766
Accounts receivable, net	534,511	993,093
Reinsurance recoverables	2,907,398	4,926,446
Prepaid reinsurance premiums	8,213,726	12,244,588
Deferred policy acquisition costs	6,307,501	4,962,150
Estimated earnings in excess of billings on uncompleted codification contracts	206,023	283,336
Loans to affiliates	837,682	770,466
Goodwill	753,737	753,737
Intangible assets, net	864,160	920,048
Accrued investment income	718,769	541,519
Current federal income taxes	3,580,238	—
Deferred federal income taxes	960,821	—
Other assets	1,900,759	1,883,125

Total assets	$116,379,658	$115,869,736

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
(Unaudited)

	September 30,	December 31,
	2004	2003
	(As Restated
	See Note 1)
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	$13,665,358	$13,970,956
Discontinued bond program reserve for unpaid losses and LAE	14,600,059	414,963
Unearned premiums	25,704,335	25,124,137
Ceded reinsurance premiums payable	396,218	1,721,963
Experience rating adjustments payable	7,471,501	6,997,784
Retrospective premium adjustments payable	5,500,598	5,370,273
Funds held under reinsurance treaties	1,312,188	2,646,693
Contract funds on deposit	983,297	1,908,184
Taxes, licenses and fees payable	27,685	1,315,443
Current federal income taxes	—	511,091
Deferred federal income taxes	—	852,625
Deferred ceded commissions	814,430	1,224,938
Commissions payable	2,349,521	2,660,979
Billings in excess of estimated earnings on uncompleted codification contracts	120,338	143,888
Notes payable	39,717	53,276
Other liabilities	1,272,087	2,122,515
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	89,722,332	82,504,708

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common Shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at September 30, 2004 and December 31, 2003, 4,969,700 shares outstanding at September 30, 2004 and 4,920,050 shares outstanding at December 31, 2003	1,794,141	1,794,141
Additional paid-in capital	1,336,425	1,337,138
Accumulated other comprehensive income	982,266	1,920,265
Retained earnings	28,331,029	34,339,332

	32,443,861	39,390,876
Less: Treasury shares, at cost (1,200,641 common shares at September 30, 2004 and 1,250,291 common shares at December 31, 2003)	(5,786,535)	(6,025,848)

Total shareholders’ equity	26,657,326	33,365,028

Total liabilities and shareholders’ equity	$116,379,658	$115,869,736

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(As Restated
	See Note 1)
Cash flows from operating activities:
Net income (loss)	$(6,008,302)	$2,925,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized gains on investments	(1,072,752)	(839,008)
Amortization	309,582	296,180
Deferred federal income tax (benefit) expense	(1,017,377)	498,089
Change in assets and liabilities:
Premiums receivable	2,767,631	(1,771,884)
Accounts receivable, net	458,582	218,364
Reinsurance recoverables	2,019,048	(1,141,652)
Prepaid reinsurance premiums	4,030,862	(5,271,750)
Deferred policy acquisition costs	(1,345,351)	(2,261,054)
Other assets, net	(4,077,876)	(1,058,041)
Reserve for unpaid losses and LAE	13,879,498	7,302,291
Unearned premiums	580,198	12,208,008
Ceded reinsurance premiums payable	(1,325,745)	—
Experience rating adjustments payable	473,717	2,100,201
Retrospective premium adjustments payable	130,325	175,493
Funds held under reinsurance treaties	(1,334,505)	251,625
Contract funds on deposit	(924,887)	435,202
Deferred ceded commissions	(410,508)	—
Other liabilities, net	(2,997,844)	1,657,297

Net cash provided by operating activities	4,134,296	15,724,667

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	195,000	1,100,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	13,632,156	7,852,441
Proceeds from available for sale equity securities sold	8,955,645	16,255,862
Cost of investments purchased:
Held to maturity fixed maturities	(250,410)	(1,509,145)
Available for sale fixed maturities	(29,689,189)	(16,238,773)
Equity securities	(7,427,459)	(26,368,631)
Net change in short-term investments and other invested assets	11,509,444	(1,972,390)
Purchase of land, property and leasehold improvements	—	(459,667)

Net cash used in investing activities	(3,074,813)	(21,340,303)

Cash flows from financing activities:
Proceeds from note payable to bank	3,000,000	5,900,000
Repayments of note payable to bank	(3,000,000)	(8,000,000)
Proceeds from stock options exercised	238,609	—
Acquisition of treasury shares	—	(371,705)
Proceeds from issuance of trust preferred debt to an affiliate	—	7,000,000

Net cash provided by financing activities	238,609	4,528,295

Net increase (decrease) in cash	1,298,092	(1,087,341)
Cash at December 31	2,949,627	4,306,007

Cash at September 30	$4,247,719	$3,218,666

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$654,933	$336,937

Income taxes	$1,730,000	$600,000

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
1.	Restatement
These consolidated financial statements have been restated in order to reflect adjustments to the Company’s quarterly financial information originally reported in its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 that was filed with the SEC on November 10, 2004. Amounts disclosed in this note that are as of or for the periods ended September 30, 2004 are all unaudited (see Note 2 to the Consolidated Financial Statements). The Company has also amended its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004 that was filed with the SEC on August 13, 2004 to reflect similar adjustments to the Company’s quarterly financial information originally reported in such filing. These unaudited consolidated financial statements should be read together with the Company’s 2nd Quarter 2004 Form 10-Q/A which is being filed contemporaneously with the filing of this Form 10-Q/A.
The decision to restate originally reported financial information was based on various misapplications of GAAP relating primarily to balance sheet reserves and accrual adjustments recorded as of September 30, 2004 for the discontinued bond program (as described below in this Note 1). The following table summarizes the impact of the restatement to the Company’s originally reported net income for the three and nine months ended September 30, 2004. This restatement impacted originally reported losses and loss adjustment expenses (“LAE”), net premiums earned, other insurance operating expenses and federal income tax expense (benefit) in the consolidated statements of operations.

Three Months Ended
September 30,
2004
Net income, as previously reported	$404,043
Adjustments:
Discontinued bond program losses and LAE:
Disputed claims (a)	(1,300,000)
Anticipated recoveries (a)	915,873
Potential future liabilities (a)	(5,488,250)

Total discontinued bond program losses and LAE	(5,872,377)
Discontinued bond program net premiums earned (b)	3,632
Discontinued bond program legal reserve (c)	225,000

Total	(5,643,745)
Related tax effects	1,918,873

Total adjustments, net of tax	(3,724,872)

Net loss, as restated	$(3,320,829)

Nine Months Ended
September 30,
2004
Net income, as previously reported	$2,408,787
Adjustments:
Discontinued bond program losses and LAE:
Disputed claims (a)	(2,700,000)
Anticipated recoveries (a)	(958,347)
Potential future liabilities (a)	(10,135,469)

Total discontinued bond program losses and LAE	(13,793,816)
Discontinued bond program net premiums earned (b)	590,651
Discontinued bond program legal reserve (c)	450,000

Total	(12,753,165)
Related tax effects	4,336,076

Total adjustments, net of tax	(8,417,089)

Net loss, as restated	$(6,008,302)

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
From the time the Company began participating in the program through the end of 2003, the Company received and paid claims of $.9 million on the program. Commencing in the first quarter of 2004, numerous claims were submitted to the Company by the insurance carriers. During the first half of 2004, the Company received claims of $4.3 million on the program and paid claims of $1.4 million. During the third quarter of 2004, the Company received another $.8 million of claims on the program (none of which have been paid).
In the second quarter of 2004, the Company came to believe that the discontinued bond program was not being operated as it had been represented to the Company by agents of the insurance carriers who had solicited the Company’s participation in the program and the Company began disputing certain issues with respect to the discontinued bond program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during the life of the program; and 4) improper premiums and claims administration. Consequently, during the second quarter of 2004, the Company ceased paying claims on the program and retained outside legal counsel to review and defend its rights under the program. During the third quarter of 2004, the Company entered into arbitrations with two of the four insurance carriers participating in the discontinued bond program. The arbitration proceedings are described in more detail below.
Aegis Arbitration. On August 23, 2004, the Company instituted arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. On August 25, 2004, Aegis made a counter-demand for arbitration whereby a request was made that the Company join an arbitration that was already pending between Aegis and Lloyds Syndicate 1245, one of the other reinsurers participating in the discontinued bond program. On October 15, 2004, the Company agreed to consolidate arbitrations with Aegis and Lloyds Syndicate 1245. Through this arbitration, the Company is seeking rescission of the reinsurance agreements, monetary damages for claims that were paid by the Company under the agreements and other appropriate relief. Aegis is seeking to recover certain of its losses from the Company under the reinsurance agreements.
Sirius Arbitration. On September 21, 2004, Sirius America Insurance Company (“Sirius”), one of the insurance carriers, instituted arbitration against the Company. Through this arbitration, the Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius is seeking to recover certain of its losses from the Company under the reinsurance agreement.
Disputed Claims. As described above, in the second quarter of 2004, the Company came to believe the discontinued bond program was not being operated as it had been represented to the Company. As a result, the Company began disputing certain claims on the program. Under SFAS No. 5, Accounting for Contingencies, an estimate is made to accrue for a loss contingency if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. When preparing the third quarter 2004 financial statements, the Company believed the ultimate liability of these disputed claims could not be reasonably estimated given the lack of information provided by the insurance carriers, the material issues inherent in the information provided to the Company and the uncertainty of outcome of the arbitrations and the disputed issues relating to the program. As a result, the Company believed the conditions under SFAS No. 5 were not met for those disputed claims and no accrual was recorded. In the Original Filing, the Company disclosed the total amount of disputed claims that were not reserved for ($2.7 million at September 30, 2004).
In January 2005, the Company concluded that despite the apparent problems with the administration of the discontinued bond program and the legal remedies that may be available, the Company did not have access to a sufficient amount of persuasive evidence to determine a liability should not be recorded for those disputed claims in accordance with SFAS No. 5. The Company further concluded that in accordance with SFAS No. 5, it should have recorded reserves for those disputed claims at September 30, 2004. This restatement results in an increase to loss and LAE reserves of approximately $2.7 million at September 30, 2004 compared to loss and LAE reserves as previously reported in the Original Filing. This restatement increased losses and LAE by approximately $1.3 million and $2.7 million for the three and nine months ended September 30, 2004, respectively, when compared to the Original Filing.
Anticipated Recoveries. When preparing the third quarter 2004 financial statements, the Company reserved for certain claims on the program as the Company believed it did not have a sufficient amount of persuasive evidence at that time to determine a liability should not be recorded for those claims in accordance with SFAS No. 5. The Company also recorded anticipated recoveries on losses from the discontinued bond program. Anticipated recoveries on paid and unpaid losses were included as an offset to loss reserves in the balance sheet in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. In the Original Filing, the Company’s anticipated recoveries at September 30, 2004 were approximately $1.0 million.
During the fourth quarter of 2004, the Company concluded that it was not possible to estimate with reasonable certainty the anticipated recoveries on the program (other than those anticipated recoveries included in the loss reports of certain insurance carriers). As a result, the Company further concluded that it was not possible to estimate with reasonable certainty the recoveries on the program at September 30, 2004 (other than those anticipated recoveries included in the loss reports of certain insurance carriers). Therefore, the anticipated recoveries should have been zero at September 30, 2004 in accordance with SFAS No. 5. This restatement results in an increase to loss and LAE reserves of approximately $1.0 million at September 30, 2004 compared to loss and LAE reserves as previously reported in the Original Filing. This restatement (decreased) increased losses and LAE by approximately $(.9) million and $1.0 million for the three and nine months ended September 30, 2004, respectively, when compared to the Original Filing.
Potential Future Liabilities. Subsequent to September 30, 2004, sufficient and credible information became available from all insurance carriers to allow the Company to make a reasonable estimate of the potential future liabilities on the run off of the discontinued bond program (without any adjustment for positive outcome of the arbitrations or other potential recoveries). Prior to the Original Filing on November 10, 2004, the Company received information from the insurance carriers related to potential future liabilities. When preparing the third quarter 2004 financial statements, the Company believed the future liabilities on the discontinued bond program could not be reasonably estimated (except in a few limited circumstances) given the lack of information provided by the insurance carriers, the material issues inherent in the information provided to the Company, the uncertainty of outcome of the arbitrations and the disputed issues relating to the program, and lack of consistent future loss reporting by all insurance carriers. As a result, the Company believed the conditions under SFAS No. 5 were not met for those potential future liabilities and no accrual was recorded. As the Company believed it was not possible to estimate the loss or range of loss for potential future liabilities on the program, the Company disclosed in the Original Filing that it was uncertain of its ultimate exposure for future loss development on the program and that the future development could have a material impact on the Company’s results of operations and financial condition.
Based on the information used to estimate the potential future liabilities at December 31, 2004, the Company has determined that the potential future liability information provided by the insurance carriers prior to the Original Filing included reasonable estimates of the potential future liabilities on the program. In addition, as the Company is reserving for disputed claims in its restatement, the Company has determined that it should also reserve for any potential future liabilities for those disputed claims at September 30, 2004. As a result, the Company has determined that it should have recorded reserves at September 30, 2004 based on the potential future liability information provided by certain insurance carriers through the date of the Original Filing in accordance with SFAS No. 5. This restatement results in an increase to loss and LAE reserves of approximately $10.1 million at September 30, 2004 compared to loss and LAE reserves as previously reported in the Original Filing. This restatement increased losses and LAE by approximately $5.5 million and $10.1 million for the three and nine months ended September 30, 2004, respectively, when compared to the Original Filing.
As of the date of the Original Filing, the Company had not received potential future liability estimates from Highlands Insurance Company (“Highlands”), one of the insurance carriers, for its bail bond obligations (the Company had received information for its immigration bond obligations). As a result, the restated reserve as of September 30, 2004 excludes Highlands’ bail bond loss and LAE reserves. The Company believed it was probable that a liability existed as of September 30, 2004 for Highlands’ bail bond obligations (the “unreported liabilities”); however the Company could not estimate the loss or range of loss for the unreported liabilities at September 30, 2004. In accordance with SFAS No. 5, no liability was accrued for those unreported liabilities at September 30, 2004. The unreported liabilities could have a material adverse effect on the Company’s results of operations and financial condition.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through arbitrations with the insurance carriers and/or potential settlements with the insurance carriers; however, because of the subjective nature inherent in assessing the outcome of these matters, management can not estimate the probability of an adverse or favorable outcome as of the date of the Original Filing. In addition, while outside counsel believes we have legal defenses under the agreements, they were unable to assess whether an adverse outcome is probable or remote in the arbitrations as of the date of the Original Filing. As a result, in accordance with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at September 30, 2004 without any adjustment for positive arbitration outcomes or potential settlement amounts.
The Company is recording its ultimate loss reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of September 30, 2004, these reported ultimate incurred losses did not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations and/or disputed issues relating to the program are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Because of the uncertainties of the outcome of the arbitrations, potential settlement amounts or other potential recoveries, uncertainties in the future loss information provided by the insurance carriers, lack of potential future liability information provided by certain insurance carriers and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
(b) Discontinued bond program net premiums earned
In the second quarter of 2004, the Company ceased recording premiums related to the disputed claims. As a result, the Company recorded a premium reserve for any premiums previously recorded by the Company associated with disputed claims. In the Original Filing, the Company disclosed the amount of premiums reserved for disputed claims ($226,200 at September 30, 2004).
Because the Company is restating the Original Filing to reflect loss and LAE reserves for disputed claims, the Company has determined it should also restate its premiums in the Original Filing to include the premiums previously reserved for disputed claims and premiums previously not recorded due to the disputed issues. Additionally, as the Company is restating the Original Filing to reflect its estimated ultimate liability at September 30, 2004, the Company has determined it should also recognize any related unearned premium on the discontinued bond program as previously reported in the Original Filing. This restatement results in an increase to net premiums earned of $3,632 and $590,651 for the three and nine months ended September 30, 2004, respectively, when compared to the Original Filing.
(c) Discontinued bond program legal reserve
To effectively dispute the issues associated with the discontinued bond program, the Company retained outside legal counsel to review and defend its rights under the program. As the Company was not reserving for the disputed claims in the Original Filing, the Company believed it was appropriate to accrue for estimated future legal costs associated with the disputed program issues. As disclosed in the Original Filing, the Company recorded legal reserves of $450,000 at September 30, 2004 for legal costs to defend the Company’s rights under the program. It should be noted that this legal reserve was not part of the Company’s LAE reserves as these legal costs were to be incurred separate and apart from the estimated future LAE costs incurred by the insurance carriers in administering the discontinued bond program claims.
This reserve represented estimated legal costs for future services. As the actual time had not yet been incurred by outside counsel and as the Company did not have a commitment to pay those costs if legal actions ceased, the Company has concluded that accrual treatment was not appropriate in accordance with SFAS No. 5. Based on the above, the Company has determined that the Original Filing should be restated to eliminate the legal reserve at September 30, 2004. This restatement results in a decrease to other liabilities of $450,000 at September 30, 2004 compared to other liabilities as previously reported in the Original Filing. This restatement decreased other insurance operating expenses by $225,000 and $450,000 for the three and nine months ended September 30, 2004, respectively, when compared to the Original Filing.
For information regarding developments and subsequent events relating to the discontinued bond program that occurred after the date of the Original Filing, see the Company’s 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A.

The following is a summary of the impact of the restatement on the originally issued consolidated statements of operations and consolidated balance sheets included in this filing.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004

	As Originally
	Reported(1)	As Restated
Revenues:
Net premiums earned	$12,727,809	$12,731,441
Net investment income	626,304	626,304
Net realized gains on investments	106,450	106,450
Codification and subscription fees	868,842	868,842
Management fees	4,896	4,896
Other income	6,518	6,518

Total revenues	14,340,819	14,344,451

Expenses:
Losses and LAE	7,553,280	7,553,280
Discontinued bond program losses and LAE	269,314	6,141,691
Commission expense	2,973,981	2,973,981
Other insurance operating expenses	1,775,849	1,550,849
Codification and subscription expenses	802,400	802,400
General and administrative expenses	338,183	338,183
Interest expense	220,220	220,220

Total expenses	13,933,227	19,580,604

Income (loss) before federal income taxes	407,592	(5,236,153)

Federal income tax expense (benefit)	3,549	(1,915,324)

Net income (loss)	$404,043	$(3,320,829)

Basic and diluted net income (loss) per share	$.08	$(.67)

Nine Months Ended September 30, 2004

Revenues:
Net premiums earned	$37,403,894	$37,994,545
Net investment income	1,526,152	1,526,152
Net realized gains on investments	1,072,752	1,072,752
Codification and subscription fees	2,841,183	2,841,183
Management fees	33,710	33,710
Other income	33,519	33,519

Total revenues	42,911,210	43,501,861

Expenses:
Losses and LAE	21,608,530	21,608,530
Discontinued bond program losses and LAE	1,763,990	15,557,806
Commission expense	7,272,310	7,272,310
Other insurance operating expenses	4,886,273	4,436,273
Codification and subscription expenses	2,702,329	2,702,329
General and administrative expenses	919,963	919,963
Interest expense	651,702	651,702

Total expenses	39,805,097	53,148,913

Income (loss) before federal income taxes	3,106,113	(9,647,052)

Federal income tax expense (benefit)	697,326	(3,638,750)

Net income (loss)	$2,408,787	$(6,008,302)

Net income (loss) per share:
Basic	$.49	$(1.22)

Diluted	$.47	$(1.22)

(1)	Net premiums earned “as originally reported” includes the reclassification of the experience rating adjustment as described in the explanatory note.

CONSOLIDATED BALANCE SHEETS
September 30, 2004

	As Originally
	Reported	As Restated
Assets
Investments:
Held to maturity fixed maturities	$4,913,799	$4,913,799
Available for sale:
Fixed maturities	45,527,909	45,527,909
Equity securities	7,900,535	7,900,535
Short-term investments, at cost which approximates fair value	17,395,236	17,395,236
Other invested assets	715,000	715,000

Total investments	76,452,479	76,452,479

Cash	4,247,719	4,247,719
Premiums receivable	7,540,770	7,894,135
Accounts receivable, net	534,511	534,511
Reinsurance recoverables	2,907,398	2,907,398
Prepaid reinsurance premiums	8,213,726	8,213,726
Deferred policy acquisition costs	6,307,501	6,307,501
Estimated earnings in excess of billings on uncompleted codification contracts	206,023	206,023
Loans to affiliates	837,682	837,682
Goodwill	753,737	753,737
Intangible assets, net	864,160	864,160
Accrued investment income	718,769	718,769
Current federal income taxes	220,939	3,580,238
Deferred federal income taxes	—	960,821
Other assets	1,900,759	1,900,759

Total assets	111,706,173	116,379,658

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	13,665,358	13,665,358
Discontinued bond program reserve for unpaid losses and LAE	806,243	14,600,059
Unearned premiums	25,715,421	25,704,335
Ceded reinsurance premiums payable	396,218	396,218
Experience rating adjustments payable	7,471,501	7,471,501
Retrospective premium adjustments payable	5,726,798	5,500,598
Funds held under reinsurance treaties	1,312,188	1,312,188
Contract funds on deposit	983,297	983,297
Taxes, licenses and fees payable	27,685	27,685
Deferred federal income taxes	15,956	—
Deferred ceded commissions	814,430	814,430
Commissions payable	2,349,521	2,349,521
Billings in excess of estimated earnings on uncompleted codification contracts	120,338	120,338
Notes payable	39,717	39,717
Other liabilities	1,722,087	1,272,087
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	76,631,758	89,722,332

Shareholders’ equity:
Common shares	1,794,141	1,794,141
Additional paid-in capital	1,336,425	1,336,425
Accumulated other comprehensive income	982,266	982,266
Retained earnings	36,748,118	28,331,029

	40,860,950	32,443,861
Less: Treasury shares	(5,786,535)	(5,786,535)

Total shareholders’ equity	35,074,415	26,657,326

Total liabilities and shareholders’ equity	$111,706,173	$116,379,658

This restatement did not impact net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities as reported in the Original Filing.
Certain amounts in the notes to the consolidated financial statements have been restated to reflect the restatement adjustments described above.

2.	Basis of Presentation

We prepared the consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of Bancinsurance and its subsidiaries as of September 30, 2004 and for all periods presented have been made.

We prepared the accompanying unaudited consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited consolidated financial statements together with the Company’s 2nd Quarter Form 10-Q/A, 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results of operations for the full 2004 year.

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

3.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.81% and 5.14% at September 30, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.03% and 5.19% at September 30, 2004 and 2003, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended September 30, 2004 and 2003 was $214,170 and $111,471, respectively, and $619,202 and $333,735 for the nine months ended September 30, 2004 and 2003, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. The Company was in compliance with all provisions of its debt covenants at September 30, 2004.

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

As we account for stock options using the “intrinsic value” method, no compensation cost has been recognized in net income for the equity incentive plans. Had we accounted for all stock-based employee compensation under the “fair value” method (SFAS No. 123), the impact would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(3,320,829)	$750,175	$(6,008,302)	$2,925,306
Deduct: Total stock-based employee compensation expense determined under “fair value” based method for all awards, net of related tax effects	(11,169)	(13,783)	(67,607)	(58,498)

Pro forma net income (loss)	$(3,331,998)	$736,392	$(6,075,909)	$2,866,808

Net income (loss) per common share:

Basic, as reported	$(0.67)	$0.15	$(1.22)	$0.59
Basic, pro forma	$(0.67)	$0.15	$(1.23)	$0.58
Diluted, as reported	$(0.67)	$0.15	$(1.22)	$0.58
Diluted, pro forma	$(0.67)	$0.15	$(1.23)	$0.57
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

A reconciliation of direct to net premiums, on both a written and earned basis, for the three months and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004		2003		2004		2003
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$16,134,511	$13,200,516	$22,611,219	$19,912,439	$41,781,505	$42,599,500	$63,975,660	$49,413,811
Assumed	1,147,393	530,987	87,951	100,670	2,968,751	1,683,771	228,109	306,254
Ceded	(615,887)	(1,000,062)	(4,514,986)	(4,186,252)	(1,540,610)	(6,288,726)	(15,064,534)	(9,792,783)

Total	$16,666,017	$12,731,441	$18,184,184	$15,826,857	$43,209,646	$37,994,545	$49,139,235	$39,927,282

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

8.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(3,320,829)	$750,175	$(6,008,302)	$2,925,306

Income (loss) available to common shareholders, assuming dilution	(3,320,829)	750,175	(6,008,302)	2,925,306

Weighted average common shares outstanding	4,969,135	4,920,061	4,943,871	4,949,037
Adjustments for dilutive securities:
Dilutive effect of outstanding options	—	139,168	—	79,579

Diluted common shares	4,969,135	5,059,229	4,943,871	5,028,616

Net income (loss) per common share:
Basic	$(.67)	$.15	$(1.22)	$.58
Diluted	$(.67)	$.15	$(1.22)	$.58
9.	Segment Information

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

	Three Months Ended
	September 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$12,801,314	$868,842	$(52,563)	$13,617,593
Intersegment revenues	1,470	—	218,361	219,831
Interest revenue	612,892	—	165	613,057
Interest expense	47	480	—	527
Depreciation and amortization	113,791	22,087	—	135,878
Segment profit (loss)	(4,977,896)	65,964	155,463	(4,756,469)
Income tax expense (benefit)	(1,824,699)	24,644	52,808	(1,747,247)

	Three Months Ended
	September 30, 2003
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$15,808,850	$913,121	$348,530	$17,070,501
Intersegment revenues	1,470	—	115,825	117,295
Interest revenue	401,598	—	1	401,599
Interest expense	89	480	—	569
Depreciation and amortization	63,534	21,290	—	84,824
Segment profit	941,560	8,171	140,818	1,090,549
Income tax expense	276,157	29,268	49,016	354,441

	Nine Months Ended
	September 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$39,067,313	$2,841,183	$55,679	$41,964,175
Intersegment revenues	4,410	—	438,119	442,529
Interest revenue	1,571,706	—	273	1,571,979
Interest expense	511	1,441	—	1,952
Depreciation and amortization	248,839	166,361	—	415,200
Segment profit (loss)	(8,557,622)	137,415	453,512	(7,966,695)
Income tax expense (benefit)	(3,264,258)	53,390	153,727	(3,057,141)
Segment assets	106,811,536	2,524,134	769,388	110,105,058

	Nine Months Ended
	September 30, 2003
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$40,853,174	$2,669,797	$350,175	$43,873,146
Intersegment revenues	4,410	—	300,657	305,067
Interest revenue	1,210,274	—	7	1,210,281
Interest expense	443	1,521	—	1,964
Depreciation and amortization	133,393	67,490	—	200,883
Segment profit	4,451,426	137,823	260,682	4,849,931
Income tax expense	1,275,109	82,221	89,570	1,446,900
Segment assets	94,749,527	2,261,232	499,128	97,509,887

The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Total revenues for reportable segments	$14,450,481	$17,589,395	$43,978,683	$45,388,494
Parent company revenues (loss)	113,801	100,734	(34,293)	(125,163)
Elimination of intersegment revenues	(219,831)	(117,295)	(442,529)	(305,067)

Total consolidated revenues	$14,344,451	$17,572,834	$43,501,861	$44,958,264

Profit
Total profit (loss) for reportable segments	$(4,756,469)	$1,090,549	$(7,966,695)	$4,849,931
Parent company loss	(479,684)	(162,693)	(1,680,357)	(861,616)

Income (loss) before federal income taxes	$(5,236,153)	$927,856	$(9,647,052)	$3,988,315

Assets
Total assets for reportable segments			$110,105,058	$97,509,887
Parent company assets			7,574,086	7,987,551
Elimination of intersegment receivables			(1,299,486)	(576,756)

Total consolidated assets			$116,379,658	104,920,682

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESTATEMENT
The Company has restated its originally issued consolidated financial statements for the third quarter of 2004 that were included in the Original Filing to reflect various misapplications of GAAP relating primarily to balance sheet reserves and accrual adjustments recorded as of September 30, 2004 for the discontinued bond program. As a result of the restatement, originally reported net income decreased by $3,724,872 and $8,417,089 for the three months and nine months ended September 30, 2004, repsectively. The results of the restatement are reflected in the unaudited consolidated financial statements (and notes thereto) and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.
Further information on the nature and impact of the restatement is provided in Note 1 to the Consolidated Financial Statements. This Form 10-Q/A should be read together with the Company’s 2nd Quarter Form 10-Q/A, 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A.
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
From the time the Company began participating in the program through the end of 2003, the Company received and paid claims of $.9 million on the program. Commencing in the first quarter of 2004, numerous claims were submitted to the Company by the insurance carriers. During the first half of 2004, the Company received claims of $4.3 million on the program and paid claims of $1.4 million. During the third quarter of 2004, the Company received another $.8 million of claims on the program (none of which have been paid).
In the second quarter of 2004, the Company came to believe that the discontinued bond program was not being operated as it had been represented to the Company by agents of the insurance carriers who had solicited the Company’s participation in the program and the Company began disputing certain issues with respect to the discontinued bond program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during the life of the program; and 4) improper premiums and claims administration. Consequently, during the second quarter of 2004, the Company ceased paying claims on the program and retained outside legal counsel to review and defend its rights under the program. During the third quarter of 2004, the Company entered into arbitrations with two of the four insurance carriers participating in the discontinued bond program. The arbitration proceedings are described in more detail below.
Aegis Arbitration. On August 23, 2004, the Company instituted arbitration against Aegis. On August 25, 2004, Aegis made a counter-demand for arbitration whereby a request was made that the Company join an arbitration that was already pending between Aegis and Lloyds Syndicate 1245, one of the other reinsurers participating in the discontinued bond program. On October 15, 2004, the Company agreed to consolidate arbitrations with Aegis and Lloyds Syndicate 1245. Through this arbitration, the Company is seeking rescission of the reinsurance agreements, monetary damages for claims that were paid by the Company under the agreements and other appropriate relief. Aegis is seeking to recover certain of its losses from the Company under the reinsurance agreements.
Sirius Arbitration. On September 21, 2004, Sirius instituted arbitration against the Company. Through this arbitration, the Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius is seeking to recover certain of its losses from the Company under the reinsurance agreement.
In addition to claims received by the Company, the Company also received reports from the insurance carriers regarding potential future liabilities on the program. Based on these reports and claims received by the Company through the date of the Original Filing, the Company recorded estimated loss and LAE reserves of $14.6 million for the program at September 30, 2004. These reserves consisted of $6.6 million of case reserves and $8.0 million of incurred but not reported (“IBNR”) reserves. Of the $14.6 million of total loss and LAE reserves for the program at September 30, 2004, $11.7 million was for bail bonds and $2.9 million was for immigration bonds. At December 31, 2003, discontinued bond program loss and LAE reserves, net of anticipated recoveries, were $.4 million.

During the third quarter of 2004, the Company recorded discontinued bond program losses and LAE of $6.1 million due to an increase in loss and LAE reserves. Approximately $4.4 million of the increase in reserves was the result of two insurance carriers providing potential future liability estimates to the Company prior to the Original Filing date. As these two insurance carriers had not provided any potential future liability estimates to the Company in the second quarter of 2004, no reserves were recorded for those insurance carriers at June 30, 2004. The remaining $1.7 million increase in reserves resulted from additional claims submitted by certain insurance carriers during the third quarter of 2004 and revised estimates of potential future liabilities provided by the other two insurance carriers during the third quarter of 2004.
The Company recorded discontinued bond program losses and LAE of $15.6 million for the nine month period ending September 30, 2004, which consisted of $1.4 million of net paid losses and LAE and a $14.2 million increase in loss and LAE reserves during the first nine months of 2004.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through arbitrations with the insurance carriers and/or potential settlements with the insurance carriers; however, because of the subjective nature inherent in assessing the outcome of these matters, management can not estimate the probability of an adverse or favorable outcome as of the date of the Original Filing. In addition, while outside counsel believes we have legal defenses under the agreements, they were unable to assess whether an adverse outcome is probable or remote in the arbitrations as of the date of the Original Filing. As a result, in accordance with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at September 30, 2004 without any adjustment for positive arbitration outcomes or potential settlement amounts.
The Company is recording its ultimate loss reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of September 30, 2004, these reported ultimate incurred losses did not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations and/or disputed issues relating to the program are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Because of the uncertainties of the outcome of the arbitrations, potential settlement amounts or other potential recoveries, uncertainties in the future loss information provided by the insurance carriers, lack of potential future liability information provided by certain insurance carriers and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
As described in Note 1 to the Consolidated Financial Statements, the Company had not received potential future liability estimates from Highlands for its bail bond obligations as of the date of the Original Filing (the “unreported liabilities”). The Company believed it was probable that a liability existed as of September 30, 2004 for those unreported liabilities; however the Company could not estimate the loss or range of loss for the unreported liabilities at September 30, 2004. In accordance with SFAS No. 5, no liability was accrued for those unreported liabilities at September 30, 2004. The unreported liabilities could have a material adverse effect on the Company’s results of operations and financial condition.
See Note 1 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
For information regarding developments and subsequent events relating to the discontinued bond program that occurred after the date of the Original Filing, see the Company’s 2004 Form 10-K and 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A.
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
In consultation with one of our large lender/dealer customers during 2003, we provided the customer with a variety of risk management solutions. This resulted in our customer making a decision to move its coverage to another one of our lender/dealer products that better fit its changing needs. In conjunction with this change in products, we ceded 100% of this customer’s premiums (along with the associated risk) to its PORC beginning in fourth quarter 2003 (the “Reinsurance Transaction”).
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
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Nine Months Ended September 30,
	2003-2004
	Three Months Ended		Nine Months Ended
	Amount	%Change	Amount	% Change

Net premiums earned	$(3,095,416)	(19.6)%	$(1,932,737)	(4.8)%
Net realized gains on investments	(265,498)	(71.4)%	233,744	27.9%
Total revenues	(3,228,383)	(18.4)%	(1,456,403)	(3.2)%
Losses and loss adjustment expenses	1,697,148	14.1%	9,234,696	33.1%
Commissions and other insurance expenses	1,170,702	34.9%	2,335,742	24.9%
Income (loss) before federal income taxes	(6,164,009)	(664.3)%	(13,635,367)	(341.9)%
Net income (loss)	(4,071,004)	(542.7)%	(8,933,608)	(305.4)%
Net income (loss) was $3,320,829, or $(0.67) per diluted share, for the third quarter 2004 compared to $750,175, or $0.15 per diluted share, for the same period last year. Net income (loss) was $(6,008,302), or $(1.22) per diluted share, for the first nine months of 2004 compared to $2,925,306, or $0.58 per diluted share, a year ago. The results for the three and nine months ended September 30, 2004 were negatively impacted by an increase in losses on the Company’s discontinued bond program (See “Discontinued Bond Program” above and Note 1 to the Consolidated Financial Statements).
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

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003

GAAP:
Loss ratio	108.3%	75.8%	98.5%	70.0%
Expense ratio	36.2%	21.9%	31.2%	24.1%

Combined ratio	144.5%	97.7%	129.7%	94.1%

Statutory:
Loss ratio	108.3%	75.8%	98.5%	70.0%
Expense ratio	33.1%	19.5%	30.8%	24.2%

Combined ratio	141.4%	95.3%	129.3%	94.2%

Results of Operations
Three Months Ended September 30, 2004 Compared to September 30, 2003
Net Premiums Earned. Total net premiums earned declined 19.6% to $12,731,441 for the three months ended September 30, 2004 versus the third quarter 2003. The largest portion of this decrease was attributable to ULI premiums, which declined $3,562,039 to $9,231,455 compared to the same period last year. This decrease was primarily due to a decline in net premiums earned associated with the Reinsurance Transaction combined with a decrease in lending volume by one of our large financial institution customers. These decreases were partially offset by an increase in lending volume by several of our other financial institution customers and new customers added in 2004. Experience rating adjustments increased slightly during the third quarter 2004 when compared to a year ago due to the Reinsurance Transaction and favorable loss experience for the ULI product line. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. A decrease in experience rating adjustments results in a positive impact to net premiums earned whereas an increase in experience rating adjustments results in a decrease to net premiums earned. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth.
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
Net premiums earned for UC products increased 6.1% to $1,344,928 in the third quarter 2004 versus a year ago primarily due to growth in the Company’s UCassure product and rate increases. These increases were partially offset by the cancellation of an excess of loss policy at year-end 2003.
Net premiums earned for WSB were $698,112 for the third quarter 2004 compared to zero a year ago as this product line was introduced in the second quarter 2004.
Net premiums earned for the discontinued bond program were $100,670 for the third quarter 2004 compared to $42,627 a year ago. This increase was primarily the result of additional premiums being reported to the Company by the insurance carriers during the third quarter of 2004 compared to a year ago.
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
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 4.8% to $868,842 in the third quarter 2004 compared to $913,121 in the third quarter 2003 principally due to the cancellation of a state customer contract in 2004.
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
Losses and LAE increased 14.1% to $13,694,971 for the third quarter 2004 from $11,997,823 the prior year. The increase was primarily caused by an increase in losses and LAE from the discontinued bond program and GAP product line, which were partially offset by a decrease in losses and LAE for ULI, CPI, UC and WSB products.
Discontinued bond program losses and LAE increased $6,041,020 to $6,141,691 for the third quarter 2004. The loss for the third quarter of 2004 was due to an increase in loss and LAE reserves of $6.1 million during the third quarter 2004. See “Discontinued Bond Program” above and Note 1 to the Consolidated Financial Statements for discussion of the discontinued bond program losses during the third quarter 2004. GAP losses and LAE increased 35.6% to $1,471,694 for the third quarter 2004 consistent with growth in this business.
ULI losses and LAE declined 40.4% to $5,811,721 for the third quarter 2004. This was primarily due to favorable loss development and the Reinsurance Transaction. CPI losses and LAE decreased $509,988 to $147,064 in the third quarter 2004 principally due to the cancellation of a poor performing book of business in the second quarter 2004. UC losses and LAE decreased $345,329 from a year ago primarily due to the cancellation of an excess of loss policy at year-end 2003.
For more information concerning losses and LAE, see “Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense rose 42.0% to $2,973,981 for the third quarter 2004 primarily due to the increase in business for GAP and WSB combined with a reduction in ceding commissions. Ceding commissions declined in the third quarter 2004 versus a year ago due to the cancellation of a 100% producer-owned reinsurance arrangement at the end of 2003. Other insurance operating expenses rose 23.1% to $1,550,849 for the third quarter 2004 compared to the same period last year, principally due to higher salaries and administrative fees associated with the Company’s UCassure product. These increases were partially offset by a decrease in premium taxes which resulted from the cancellation of the 100% producer-owned reinsurance arrangement at the end of 2003.
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
Federal Income Taxes. The Company had a federal income tax (benefit) of $(1,915,324) for the third quarter 2004 compared to federal income tax expense of $177,681 for the same period last year as a result of the decline in pre-tax income due to the discontinued bond program losses and an increase in tax-exempt income during the third quarter 2004.
GAAP Combined Ratio. The Company’s specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. For the third quarter 2004, the combined ratio increased to 144.5% from 97.7% the prior year. The loss ratio increased to 108.3% for the third quarter 2004 from 75.8% a year ago principally due to losses and LAE related to the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 60.1% for the third quarter 2004 compared to 75.2% a year ago. This decrease was primarily due to the decrease in losses and LAE for ULI as described above. The expense ratio increased to 36.2% for the third quarter 2004 from 21.9% a year ago primarily due to an increase in commission expense and other insurance operating expenses as described above. The commission expense increase in relation to net premiums earned was attributable to 1) growth in GAP and WSB commissions which have a higher commission rate when compared to our ULI product line and 2) a decrease in ceding commissions associated with the producer-owned reinsurance arrangement that was cancelled at the end of 2003.
Results of Operations
Nine Months Ended September 30, 2004 Compared to September 30, 2003
Net Premiums Earned. Net premiums earned declined 4.8% to $37,994,545 for the nine months ended September 30, 2004 as a result of decreases in ULI, CPI and UC which were partially offset by increases in GAP, WSB and the discontinued bond program.
ULI net premiums earned declined 11.0% to $26,653,961 for the first nine months of 2004 from $29,963,870 a year ago. This decrease was primarily due to a decline in net premiums earned associated with the Reinsurance Transaction combined with a decrease in lending volume by two of our large financial institution customers. These decreases were partially offset by an increase in lending volume by several of our other financial institution customers, new customers added in 2004 and a decrease in experience rating adjustments. Experience rating adjustments decreased during the first nine months of 2004 when compared to a year ago primarily due to the Reinsurance Transaction combined with the decrease in lending volume mentioned above.
CPI net premiums earned declined 48.7% to $1,996,592 for the nine months ended September 30, 2004 compared to the prior year due to the cancellation of a poor performing book of business in the second quarter 2004.
Net premiums earned for UC products decreased 1.8% to $3,877,956 for the nine months ended September 30, 2004 versus a year ago primarily due to cancellation of an excess of loss policy at year-end 2003. This decrease was partially offset by growth in the Company’s UCassure product and rate increases.
Net premiums earned for GAP increased 124.9% to $3,891,759 for the first nine months of 2004 from $1,730,330 a year ago. This growth was due to the purchase of GAP coverage by two large financial institution customers in the second half of 2003, rate increases, volume increases with existing customers and new customers added in 2004.
WSB net premiums earned increased to $922,740 for the first nine months of 2004 compared to zero a year ago as this product line was introduced in the second quarter 2004.
Net premiums earned for the discontinued bond program were $551,335 for the first nine months of 2004 compared to $323,252 a year ago. This increase was primarily the result of additional premiums being reported to the Company by the insurance carriers during the first nine months of 2004 compared to a year ago.
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

Losses and Loss Adjustment Expenses. Losses and LAE increased 33.1% to $37,166,336 for the first nine months of 2004 from $27,931,640 a year ago due primarily to an increase in losses and LAE from the discontinued bond program, CPI and GAP product lines which was partially offset by a decrease in losses and LAE for ULI and UC.
Discontinued bond program losses and LAE increased $15,251,551 to $15,557,806 for the nine months ended September 30, 2004. The loss for the first nine months of 2004 consisted of $1,372,710 of net paid losses and LAE and a $14,185,096 increase in loss and LAE reserves during the first nine months of 2004. See “Discontinued Bond Program” above and Note 1 to the Consolidated Financial Statements for discussion of the discontinued bond program losses during 2004.
CPI losses and LAE increased 31.5% to $2,124,637 from a year ago principally due to losses on a poor performing book of business that was cancelled in the second quarter 2004. GAP losses and LAE increased 53.1% to $2,957,297, which is consistent with the growth in this business.
ULI losses and LAE declined 28.9% to $16,343,896 due to favorable loss development within our ULI product line and as a result of the Reinsurance Transaction. Losses and LAE for our UC product line decreased 92.6% to $80,045 from a year ago primarily due to the cancellation of an excess of loss policy at year-end 2003.
For more information concerning losses and LAE, see “Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense increased 34.2% to $7,272,310 for the first nine months of 2004 primarily due to primarily due to commissions associated with the growth in GAP and WSB combined with a reduction in ceding commissions. Ceding commissions declined due to the cancellation of a 100% producer-owned reinsurance arrangement at the end of 2003. Other insurance operating expenses rose 12.2% to $4,436,273 for the first nine months of 2004 compared to last year principally due to higher salaries and administrative fees associated with the Company’s UCassure product. These increases were partially offset by a decrease in premium taxes which resulted from the cancellation of the 100% producer-owned reinsurance arrangement at the end of 2003.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 6.8% to $2,702,329 for the first nine months of 2004 compared to a year ago principally due to higher salaries and an impairment write down of a database which resulted from cancellation of a state customer during 2004.
Interest Expense. Interest expense increased $315,392 to $651,702 for the first nine months of 2004 compared to a year ago as a result of the Company’s $7.2 million trust preferred debt offering in September 2003. See “Liquidity and Capital Resources” for a more detailed description of the trust preferred debt.
Federal Income Taxes. The Company had a federal income tax (benefit) of $(3,638,750) for the nine months ended September 30, 2004 compared to federal income tax expense of $1,063,009 for the same period last year due to a decline in pre-tax income due to the discontinued bond program losses and an increase in tax-exempt investment income.
GAAP Combined Ratio. For the nine months ended September 30, 2004, the combined ratio increased to 129.7% from 94.1% the prior year. The loss ratio increased to 98.5% for the first nine months of 2004 from 70.0% a year ago due to an increase in losses and LAE related to the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 57.6% for the first nine months of 2004 compared to 69.2% a year ago. This decrease was primarily due to the decrease in losses and LAE for ULI as described above. The expense ratio increased to 31.2% for the first nine months of 2004 from 24.1% a year ago primarily due to an increase in commission expense and other insurance operating expenses as described above. The commission expense increase in relation to net premiums earned was attributable to 1) growth in GAP and WSB commissions which have a higher commission rate when compared to our ULI product line and 2) a decrease in ceding commissions associated with the producer-owned reinsurance arrangement that was cancelled at the end of 2003.
BUSINESS OUTLOOK
For information regarding the Company’s financial condition and results of operations for periods subsequent to the quarter ended September 30, 2004, see the Company’s 2004 Form 10-K and the 2005 Form 10-Qs, which are being filed contemporaneously with the filing of this Form 10-Q/A.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of September 30, 2004 and December 31, 2003, the Company’s capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	September 30,	December 31,
	2004	2003
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	26,657,326	33,365,028

Total capitalization	$42,122,326	$48,830,028

Ratio of total debt obligations to total capitalization	36.7%	31.7%
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
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with no outstanding balance at September 30, 2004 and December 31, 2003. During third quarter 2004, the Company paid the $600,000 remaining outstanding balance on the line of credit. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. As of September 30, 2004, we were in compliance with each of these requirements.
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
As disclosed in “Discontinued Bond Program” above and in Note 1 to the Consolidated Financial Statements, the Company had $14.6

million in loss and LAE reserves for its discontinued bond program at September 30, 2004. Ultimate payment on the discontinued bond program, if any, may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities in our asset/liability management.
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
The Company calculates a reserve range for its ULI, CPI and GAP products and calculates point estimates for UC, WSB and other product lines. As of September 30, 2004, our indicated gross loss and LAE reserve range for ULI, CPI and GAP products was $9.7 million to $12.7 million and our recorded gross loss and LAE reserves were $11.8 million.
We did not experience any significant change in the number of claims paid (other than for growth in our business), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in prior years. The increase in claims opened correlates to the increase in policies in force.
Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves in the amount of $0.3 million at September 30, 2004. We record reserves on an undiscounted basis. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.
We prepared our estimates of the gross and net loss and allocated LAE (expenses that can be specifically assigned to a particular claim) liabilities using loss development triangles for each of our principal insurance products as follows:
•	ULI – limited liability

•	ULI – non-limited liability

•	CPI

•	GAP
Our reserves for these independently estimated principal insurance products comprise the majority of our direct loss and allocated LAE reserves as of September 30, 2004 on both a gross and net of reinsurance basis. We also prepared independent estimates of the gross and net loss and allocated LAE liabilities for our UC and WSB product lines based on certain actuarial and other assumptions related to the ultimate cost expected to settle such claims.
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
FORWARD-LOOKING INFORMATION
Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this report, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. The forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related arbitrations, the ongoing SEC investigation, the concentrations of ownership of the Company’s common shares by members of the Sokol family, and the other risk factors identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item 1 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Bond Program.”
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