Form 10-K
period 2004-12-31
BANCINSURANCE CORP
filed 2006-01-25
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code (614)220-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered

NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON SHARES, WITHOUT PAR VALUE

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was $15,934,331.
The number of the registrant’s common shares outstanding as of December 20, 2005 was 4,972,700.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
2004 FORM 10-K

PART I
ITEM 1. BUSINESS
GENERAL/OVERVIEW
Bancinsurance Corporation is an Ohio insurance holding company primarily engaged in the underwriting of specialized insurance products through our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), an Ohio corporation. Ohio Indemnity is licensed to transact business in 48 states and the District of Columbia. We are also engaged in the municipal code publishing business and offer a wide range of municipal code publishing services for state and local governments through our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), an Ohio corporation which was acquired in February 2000. In addition, our wholly-owned subsidiary, Ultimate Services Agency, LLC (“USA”), an Ohio limited liability company which we formed in July 2002, is a property/casualty insurance agency. Financial information for our business segments for the three years ended December 31, 2004 is included in Note 24 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.
General information about Bancinsurance is available on the Company’s website, www.bancins.com. Information on our website is not and should not be considered part of this Annual Report on Form 10-K.
Accounting Investigations and Restatements
Audit Committee Independent Investigation. As previously reported, the Company was advised on February 4, 2005 by its then current independent registered public accounting firm, Ernst & Young LLP (“E&Y”), that because of developments related to the Company’s discontinued bail and immigration bond program (the “discontinued bond program”) (1) E&Y was withdrawing its audit reports for the years 2001-2003 for the Company and its wholly-owned subsidiaries, Ohio Indemnity and ALPC, (2) those audit reports and the completed interim reviews of the Company’s 2004 quarterly filings on Form 10-Q should no longer be relied upon, (3) E&Y was unable to complete the audit of the Company’s 2004 financial statements at that time, and (4) the Company’s appointed actuary, who was employed by E&Y, was withdrawing his certification of Ohio Indemnity’s statutory reserves for the years 2001 through 2003.
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
(3) E&Y believed that at the time the Company filed its 2003 Form 10-K in March 2004, management was aware that there had been significant adverse claims development in the discontinued bond program. E&Y believed this information was not provided to E&Y on a timely basis in connection with E&Y’s audit of the Company’s 2003 financial statements. As a result, E&Y did not believe it could rely on the representations of management. Furthermore, E&Y believed this adverse claims development information would have a significant material effect on the discontinued bond program reserve levels recognized by the Company in its previously filed financial statements and material adjustments needed to be recorded in such previously filed financial statements; and
(4) E&Y did not believe sufficient information existed to enable management or consulting actuaries to estimate a liability for incurred but not reported (“IBNR”) claims on the discontinued bond program at December 31, 2004.
As previously reported, following E&Y’s withdrawal of its audit reports, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) engaged the law firm of Kirkpatrick & Lockhart Nicholson Graham LLP (“Kirkpatrick & Lockhart”) to conduct an independent investigation of the concerns raised by E&Y. Kirkpatrick & Lockhart’s investigation included engaging forensic accounting firms to assist in the investigation, reviewing over one hundred thousand pages of documents provided by the Company and E&Y and interviewing members of management and E&Y’s audit and actuarial team. Upon completing its investigation in May 2005, Kirkpatrick & Lockhart concluded that (1) there was no evidence to suggest that management intentionally withheld information from E&Y regarding the discontinued bond program or committed any intentional misconduct, and (2) internal control deficiencies existed in the discontinued bond program.
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
As previously reported, on July 12, 2005, the Audit Committee dismissed E&Y as the Company’s independent registered public accounting firm and engaged Daszkal Bolton LLP (“Daszkal”) as the Company’s independent registered public accounting firm for fiscal years 2001 through 2005. For additional information regarding the dismissal of E&Y and engagement of Daszkal, see Item 9 of this Annual Report on Form 10-K.
SEC Investigation. As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (the “SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to E&Y withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry initiated in February 2005 was converted to a formal order of private investigation. The SEC stated in its notification letter that this confidential inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security. The investigation is ongoing and the Company continues to cooperate fully with the SEC.
The Company cannot predict the outcome of the SEC investigation. There can be no assurance that the scope of the SEC investigation will not expand. The outcome of and costs associated with the SEC investigation could have a material adverse effect on the Company’s business, financial condition and/or operating results, and the investigation could divert the efforts and attention of management from the Company’s ordinary business operations.
Restatements. The Company has concluded that its previously filed financial statements for the quarterly periods ended June 30, 2004 and September 30, 2004 must be restated as a result of various misapplications of generally accepted accounting principles (“GAAP”) relating primarily to balance sheet reserves and accrual adjustments recorded in those periods for the discontinued bond program. Contemporaneously with the filing of this Annual Report on Form 10-K, the Company has filed amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004 that include restated financial statements. The quarterly financial information presented in this Annual Report on Form 10-K reflects the corrections to the Company’s originally filed financial statements for the quarterly periods ended June 30, 2004 and September 30, 2004, and the previously filed financial statements for such periods should no longer be relied upon.
The Company has also filed its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively, the “2005 Form 10-Qs”) contemporaneously with the filing of this Annual Report on Form 10-K and thus, the Company believes it is now current in its filing of periodic reports with the SEC.
This Annual Report on Form 10-K for the fiscal year ended December 31, 2004 should be read together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004 and the 2005 Form 10-Qs which, in the case of the 2005 Form 10-Qs, reflect developments and subsequent events occurring after December 31, 2004.
PRODUCTS
Ohio Indemnity Company
The majority of our net premiums written and premiums earned are derived from three distinct lines of business offered by Ohio Indemnity: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products, which consists primarily of our waste surety bond program. In 2004, we had net premiums earned of $50,064,185 with 84% attributable to our lender/dealer products, 10% attributable to our unemployment compensation products and 4% attributable to the waste surety bond program.
Lender/Dealer Products. Our automobile lender/dealer line offers three types of products: First, our ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. ULI insures against damage to pledged collateral in cases where the collateral is not otherwise insured. Our standard ULI policy covers physical damage to the collateral in an amount not to exceed the lesser of the collateral’s fair market value or the outstanding loan balance. This blanket vendor single interest policy is generally written to cover the lending institution’s complete portfolio of collateralized personal property loans, which generally consist of automobile loans. Certain ULI policies are eligible for experience rated and retrospective rated refunds based on loss experience. We also offer supplemental insurance coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender’s collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral. During 2004, we provided ULI coverage to approximately 425 lending institutions. The premiums charged for ULI are based on claims experience, loan volumes and general market conditions. ULI products represented 69%, 72% and 86% of our net premiums earned during 2004, 2003 and 2002, respectively.
Second, our creditor placed insurance (“CPI”) provides an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers an automobile lender’s loan portfolio through tracking individual borrowers’ insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. The lender then charges the premium to the borrower. The National Association of Insurance Commissioners developed a “model act” for CPI in 1996 and several states have adopted its provisions. The model act helped to clarify program parameters that are acceptable to regulators. Our CPI product complies with the model act. During 2004, we provided CPI coverage to approximately 30 lending institutions. CPI products represented 4%, 11% and 0% of our net premiums earned during 2004, 2003 and 2002, respectively.
Third, our guaranteed auto protection (“GAP”) product insures the difference or “gap” between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The “gap” results from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long term loans (60-84 months) and low trade-in prices contribute to such “gap” amounts. GAP insurance policies insure lenders, lessors and auto dealers who waive “gap” amounts and elect to purchase GAP insurance to cover the risk assumed by making the waiver. We offer two primary forms of GAP insurance products. First, voluntary GAP insurance policies are sold to lenders, lessors and auto dealers who in turn sell such policies directly to the borrower when a vehicle is purchased or leased. Second, blanket GAP insurance policies are sold to lessors who typically waive GAP amounts on all of their leases. During 2004, we provided GAP coverage to approximately 3,100 lenders, lessors and auto dealers. GAP products represented 11%, 6% and 2% of our net premiums earned during 2004, 2003 and 2002, respectively.
Unemployment Compensation Products. Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with their reimbursing obligations. Previously our bonded service products insured a national cost containment firm for their program service responsibilities. Our bonded service product was discontinued at the end of 2003 and replaced by the UCassure® product, which provides direct insurance to the employer and the Company greater control in the distribution and expense management of the product. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
During 2004, we provided UC insurance coverage to approximately 115 customers. UC products represented 10%, 11% and 10% of our net premiums earned during 2004, 2003 and 2002, respectively.
Waste Surety Bond Program. In the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with a waste surety bond underwriter whereby the Company assumed and ceded 50% of the applicable business. During 2005, the reinsurance arrangement was amended whereby the assumed participation was reduced from 50% to 25%. The majority of these surety bonds satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
The waste surety bond program (“WSB”) represented 4%, 0% and 0% of our net premiums earned during 2004, 2003 and 2002, respectively.
In addition to the above product lines, beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter of 2004 and no new bonds were issued after June 23, 2004. For a more detailed description of this program, see Item 7 and Note 16 to the Consolidated Financial Statements.
We sell our insurance products through a network of distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.

American Legal Publishing Corporation
Certain states require municipalities and/or counties to have a code of ordinances. ALPC publishes, supplements and distributes codes of ordinances for municipalities and counties throughout the United States. ALPC has developed and markets a “Basic Code of Ordinances” for smaller municipalities and counties that enables such municipalities and counties to fulfill the state requirements. ALPC also provides information management services to municipalities and counties nationwide as well as state governments. These information management services include electronic publishing, document imaging and internet hosting services. ALPC currently represents approximately 1,800 local governmental units in 40 states.
In addition, ALPC provides codification services, including: (1) review of municipal ordinances, at the client’s request, to determine if there are potential conflicts with state and federal laws, state and federal constitutions, or state and federal court decisions; (2) review of specific ordinances of the client to make certain that they do not conflict with other ordinances or its charter, if one exists; and (3) preparation of recommendations for clients concerning changes, additions or deletions to their ordinances.
ALPC’s codification and subscription fees represented 7% of the Company’s total revenues in 2004, 2003 and 2002.
Ultimate Services Agency, LLC
In July 2002, we formed USA to act as an agency for placing property and casualty insurance policies offered and underwritten by Ohio Indemnity and by other property and casualty insurance companies. In the fourth quarter of 2002, we dissolved our wholly-owned subsidiary, Paul Boardway and Associates, Inc., which previously acted as a property/casualty insurance agency.
COMPETITION
The insurance business is highly competitive with approximately 3,000 property/casualty insurance companies in the United States. The majority of such property/casualty insurers are not engaged in the specialty lines of property/casualty insurance which we underwrite. Some of our competitors may: (1) offer more diversified insurance coverage; (2) have greater financial resources; (3) offer lower premiums; (4) have more complete and complex product lines; (5) have greater pricing flexibility; (6) have different marketing techniques; (7) have a higher financial rating; and/or (8) provide better agent compensation. Management believes that one of our competitive advantages is specializing in limited insurance lines. This specialization allows us to refine our underwriting and claims techniques, which in turn, provides agents and insureds with superior service.
Insurers who have designed coverages for reimbursing employers with loss limitation features similar in concept to our unemployment compensation products provide competition for our unemployment compensation products. We believe that our unemployment compensation products have cost savings which enable the products to compete effectively against providers of loss limitation coverages.
Approximately 20 companies are engaged in the municipal code publishing business. Five of such companies, including ALPC, operate on either a national or regional basis, with the remainder serving clients only within a relatively small geographic area. ALPC currently represents approximately 1,800 local governmental units in 40 states.
REINSURANCE
The Company assumes and cedes reinsurance with other insurers and reinsurers. Such arrangements serve to enhance the Company’s capacity to write business, provide greater diversification, align business partners with the Company’s interests, and/or limit the Company’s maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreement. The ability to collect reinsurance is subject to the solvency of the reinsurers and/or collateral provided under the contract.
Several of our lender/dealer insurance producers have formed sister reinsurance companies, commonly referred to as a producer-owned reinsurance company (“PORC”). The primary reason for an insurance producer to form a PORC is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return for ceding business to the PORC, the Company receives a ceding commission, which is based on a percentage of the premiums ceded. Such arrangements align business partners with the Company’s interests while preserving valued customer relationships. All of the Company’s lender/dealer ceded reinsurance transactions are PORC arrangements.
Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with a waste surety bond underwriter whereby the Company assumed and ceded 50% of the applicable business. During 2005, the reinsurance arrangement was amended whereby the assumed participation was reduced from 50% to 25%.
Beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter 2004 and no new bonds were issued after June 23, 2004. For a more detailed description of this program, see Item 7 and Note 16 to the Consolidated Financial Statements.
For more information concerning the Company’s reinsurance transactions, see Item 7 and Note 16 to the Consolidated Financial Statements.
REGULATION
Insurance Company Regulation
Ohio Indemnity, as an Ohio property/casualty insurance corporation, is subject to the regulatory supervision of the Ohio Department of Insurance (the “Department”). In addition, Ohio Indemnity is subject to regulation in each jurisdiction in which it is licensed to write insurance.
Such regulation relates to, among other matters: licensing of insurers and their agents; authorized lines of business; capital and surplus requirements and general standards of solvency; financial reports; reserve requirements; underwriting limitations; investment criteria; transactions with affiliates; dividend limitations; changes in control; and a variety of other financial and nonfinancial matters.
We are also subject to the Ohio Insurance Holding Company System Regulatory Act, as amended (the “Ohio Insurance Holding Company Act”), which requires that notice of the proposed payment of any dividend or other distribution by Ohio Indemnity be given to the Ohio Superintendent of Insurance at least ten days prior to payment. If such dividend or distribution, together with any other dividends or distributions made within the preceding 12 months, exceed the greater of: (1) 10% of Ohio Indemnity’s statutory surplus as of the immediately preceding December 31, or (2) the net income of Ohio Indemnity for the immediately preceding calendar year, notice of the proposed dividend or distribution is required to be given to the Superintendent at least 30 days prior to payment. The Superintendent may disapprove the dividend or distribution within the ten day period following receipt of such notice.
Most states have insurance laws requiring that rate schedules and other information be filed with the state’s regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove of a premium rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates vary by class of business, hazard assumed and size of risk, and are not necessarily uniform for all insurers. Many states have recently adopted laws which limit the ability of insurance companies to increase rates. To date, such limitations have not had a material impact on us, and we have no knowledge of any such limitations that may materially affect our future results of operations. However, there can be no assurance that such limitations will not have a material adverse affect on our results of operations in the future.
All insurance companies must file annual statements (statutory basis) in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. On July 21, 2003, the Department issued its examination report on Ohio Indemnity for the period from January 1, 1997 through September 30, 2002. No adjustments to the statutory financial statements were required as a result of the examination. In March and April of 2005, the Department conducted a targeted on-site examination of Ohio Indemnity’s discontinued bond program and statutory financial condition at December 31, 2004. On September 12, 2005, the Department issued its targeted on-site examination report and no adjustments to the statutory financial statements were required as a result of the examination.
Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state’s insurance department. As of December 31, 2004, we have securities with a fair value of approximately $4,696,597 deposited with eleven state insurance departments. The deposits, typically required by a state’s insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.
Ohio Insurance Holding Company System Regulation
Pursuant to the Ohio Insurance Holding Company Act, no person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Bancinsurance or Ohio Indemnity, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer’s financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, under the Ohio Insurance Holding Company Act, certain other material transactions involving Ohio Indemnity and its affiliates must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. The Superintendent may elect not to approve such transaction within such 30-day period if it does not meet the required standards. Transactions requiring approval by the Superintendent include sales, purchases, or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required under the Ohio Insurance Holding Company Act to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. We believe that we are in compliance with the Ohio Insurance Holding Company Act and the related regulations.
National Association of Insurance Commissioners
All states have adopted the financial reporting form of the National Association of Insurance Commissioners (“NAIC”), which form is typically referred to as the NAIC “annual statement.” In addition, most states, including Ohio, generally defer to NAIC with respect to statutory accounting practices and procedures. In this regard, NAIC has a substantial degree of practical influence and is able to accomplish quasi-legislative initiatives through amendments to the NAIC annual statement and applicable statutory accounting practices and procedures. The Department requires that insurance companies domiciled in the State of Ohio prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual.
The NAIC applies a Risk Based Capital test to property/casualty insurers. Ohio also applies the NAIC Risk Based Capital test. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital is in excess of all required action levels as of December 31, 2004.
PENDING LEGISLATION
The insurance industry is under continuous review by state and federal legislatures and regulatory authorities. From time to time, various legislative and regulatory changes have been proposed in the insurance industry which could affect insurers and reinsurers. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and other possible restrictions on insurance transactions with unlicensed insurers. We cannot predict whether any of these proposals will be adopted, the form in which any of these proposals would be adopted or the impact, if any, adoption would have on us.
EMPLOYEES
As of December 20, 2005, we employed approximately 65 full-time employees and one part-time employee. None of our employees are represented by a collective bargaining agreement, and we are not aware of any efforts to unionize our employees.
SERVICE MARKS
Our service marks “ULTIMATE LOSS INSURANCE,” “ULTIMATE GAP” and “UCASSURE,” are registered with the United States Patent and Trademark Office and the State of Ohio. We have also developed common law rights in “BI BANCINSURANCE CORPORATION” (stylized letters) in each state in which Bancinsurance is operating. While these service marks are important to us, we do not believe our business is materially dependent on any one of them.
ITEM 2. PROPERTIES
As of December 20, 2005, we lease a total of approximately 19,771 square feet of office space in two locations. We lease 11,868 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2001 and expires on December 31, 2008. The lease provides for monthly rent of $13,230. ALPC leases 7,903 square feet in Cincinnati, Ohio pursuant to a lease that expires on February 28, 2010. The lease provides for monthly rent of $7,903, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.
ITEM 3. LEGAL PROCEEDINGS
As discussed in Item 7 and Notes 16 and 25 to the Consolidated Financial Statements, the Company is a party to various arbitration proceedings arising from claims made under reinsurance contracts relating to the discontinued bond program.
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to E&Y withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry initiated in February 2005 was converted to a formal order of private investigation. The SEC stated in its notification letter that this confidential inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security. The investigation is ongoing and the Company continues to cooperate fully with the SEC.
In addition to the above, we are involved from time to time in ordinary routine litigation incidental to our business that arises out of or is related to claims made in connection with our insurance policies. We do not believe any of this litigation will have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The following table sets forth the high and low closing sale prices for the Company’s common shares on the Nasdaq National Market (“Nasdaq”) for each quarterly period within the fiscal years ended December 31, 2004 and 2003.

Fiscal Quarter Ended	Low Sale	High Sale
December 31, 2004	7.02	7.42
September 30, 2004	7.27	7.72
June 30, 2004	7.65	8.10
March 31, 2004	7.77	8.34

December 31, 2003	6.20	7.67
September 30, 2003	5.52	6.58
June 30, 2003	4.58	6.00
March 31, 2003	4.45	5.15
As previously reported, the Company’s common shares were delisted from Nasdaq at the opening of business on February 22, 2005 as a result of the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14) which requires Nasdaq issuers to include a properly executed independent auditor opinion in their Annual Reports on Form 10-K. To the Company’s knowledge, there has been no established trading market for the Company’s common shares since February 22, 2005; however, the Company understands that certain brokers and dealers have published or submitted quotations for the common shares in the “pink sheets.”
HOLDERS
The number of holders of record of the Company’s common shares as of December 20, 2005 was 687.
DIVIDENDS
The Company did not declare or pay any cash dividends on its outstanding common shares during the fiscal years ended December 31, 2004 and 2003. The Company intends to retain earnings to finance the growth of its business and, therefore, does not anticipate paying any cash dividends to holders of its common shares in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations and financial condition, legal and regulatory restrictions, and other factors deemed relevant at the time. For a description of the restrictions on payment of dividends to us from Ohio Indemnity, see “Business-Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below should be read together with the consolidated financial statements and the related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K. Results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting periods.

2004	2003	2002	2001(1)	2000

Income Statement Data
Net premiums earned	$50,064,185	$50,071,966	$42,590,321	$33,152,888	$25,074,841
Net investment income	2,164,115	1,599,064	1,236,138	1,450,761	1,628,306
Net realized gain (loss) on investments	1,094,174	822,161	(1,220,477)	22,542	(320,742)
Codification and subscription fees	4,005,415	3,819,221	3,324,037	2,652,231	1,884,067
Management fees	33,710	114,094	749,442	846,446	659,929
Other revenue	43,123	81,653	197,278	161,544	1,531,679
Total revenues	57,404,722	56,508,159	46,876,739	38,286,412	30,614,022
Cumulative effect of change in accounting principle	—	—	(1,481,858)	—	—
Net income (loss)	(8,500,620)	3,909,817	889,613	3,075,190	3,918,357

Balance Sheet Data at Year End
Total cash and investments	$86,580,595	$76,929,462	$57,293,361	$51,758,885	$36,938,985
Total assets	117,060,472	115,869,736	72,703,204	64,670,677	45,900,984
Notes payable	540,198	53,276	2,166,355	5,696,839	5,142,000
Trust preferred debt issued to affiliates	15,465,000	15,465,000	8,248,000	—	—
Shareholders’ equity	24,846,288	33,365,028	28,901,838	31,391,909	28,535,359
Common shares outstanding	4,972,700	4,920,050	5,000,291	5,770,185	5,769,235

Per Common Share Data
Diluted income (loss) before cumulative effect of change in accounting principle	$(1.72)	$.77	$.41	$.53	$.66
Diluted net income (loss)	(1.72)	.77	.16	.53	.66
Year-end book value	5.00	6.78	5.78	5.44	4.95

GAAP Ratios
Loss ratio	95.1%	66.1%	67.0%	65.9%	60.7%
Expense ratio	36.2%	26.3%	26.3%	28.1%	28.3%
Combined ratio	131.3%	92.4%	93.3%	94.0%	89.0%

Statutory Ratios
Loss ratio	95.1%	66.1%	67.0%	65.9%	60.7%
Expense ratio	33.4%	26.2%	26.8%	19.3%	22.5%
Combined ratio	128.5%	92.3%	93.8%	85.2%	83.2%
Net premiums written to statutory surplus	1.9	x	1.6	x	1.4	x	1.5	x	.9	x

(1)	The selected consolidated financial data for 2001 has been derived from our unaudited consolidated financial statements which have been prepared on the same basis as our audited financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Bancinsurance Corporation (“Bancinsurance”) is a specialty property insurance holding company incorporated in the State of Ohio in 1970. Bancinsurance Corporation and its subsidiaries (collectively, the “Company”) have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. These segments are described in more detail below.
Products and Services
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property insurance company. Our principal sources of revenue are premiums for insurance policies written by and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of the Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct lines of business: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products.
Our automobile lender/dealer line offers three types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobiles. Second, creditor placed insurance (“CPI”) is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrowers’ insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The GAP product is sold to auto dealers, lenders and lessors and provides coverage on either an individual or portfolio basis.
Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with their reimbursing obligations. Previously our bonded service products insured a national cost containment firm for their program service responsibilities. Our bonded service product was discontinued at the end of 2003 and replaced by the UCassure® product, which provides direct insurance to the employer and the Company greater control in the distribution and expense management of the product. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
Other specialty products consist primarily of our waste surety bond program (“WSB”). In the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with a waste surety bond underwriter whereby the Company assumed and ceded 50% of the applicable business. During 2005, the reinsurance arrangement was amended whereby the assumed participation was reduced from 50% to 25%. The majority of these surety bonds satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
In addition to the above product lines, beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter of 2004 and no new bonds were issued after June 23, 2004. For a more detailed description of this program, see “Discontinued Bond Program” below and Note 16 to the Consolidated Financial Statements.
The Company sells its insurance products through a network of distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.

Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), codifies, publishes, supplements and distributes ordinances for over 1,800 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which include electronic publishing, document imaging and internet hosting services.
Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies. In the fourth quarter of 2002, we dissolved our wholly-owned subsidiary, Paul Boardway and Associates, Inc., which previously acted as a property/casualty insurance agency.
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
From the time the Company began participating in the program through the end of 2003, the Company had received and paid claims of $.9 million on the program. Commencing in the first quarter of 2004, numerous claims were submitted to the Company by the insurance carriers and claims activity continues to date. During the first quarter of 2004, the Company received claims of approximately $1.7 million on the program and paid claims of approximately $.4 million. During the second quarter of 2004, the Company received another $2.6 million in claims and paid another $1.0 million in claims on the program. During the second half of 2004, the Company received another $3.7 million of claims on the program (none of which have been paid).
In the second quarter of 2004, the Company came to believe that the discontinued bond program was not being operated as it had been represented to the Company by agents of the insurance carriers who had solicited the Company’s participation in the program. Consequently, during the second quarter of 2004, the Company ceased paying claims on the program and retained outside legal counsel to review and defend its rights under the program. There are certain issues that the Company is disputing with respect to the discontinued bond program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during the life of the program; and 4) improper premiums and claims administration. During the second half of 2004, the Company entered into arbitrations with three of the four insurance carriers participating in the discontinued bond program. During the fourth quarter of 2005, the Company entered into arbitration with the fourth insurance carrier.
In addition to claims received by the Company, the Company also received reports from the insurance carriers regarding potential future liabilities on the program. Based on these reports and claims received by the Company through year end 2004, the Company recorded estimated loss and loss adjustment expense (“LAE”) reserves of $19.2 million for the program at December 31, 2004. These reserves include loss and LAE reserve estimates as provided by all four insurance carriers participating in the discontinued bond program. These reserves consisted of $6.9 million of case reserves and $12.3 million of incurred but not reported (“IBNR”) reserves. Of the $19.2 million of total loss and LAE reserves for the program at December 31, 2004, $15.6 million was for bail bonds and $3.6 million was for immigration bonds. At December 31, 2003, discontinued bond program loss and LAE reserves, net of anticipated recoveries, were $.4 million.
Based on the above, the Company recorded discontinued bond program losses and LAE of $20.2 million in 2004, which consisted of $1.4 million of net paid losses and an $18.8 million increase in loss and LAE reserves during 2004.

It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers and/or potential settlements with the insurance carriers; however, because of the subjective nature inherent in assessing the outcome of these matters, management can not estimate the probability of an adverse or favorable outcome as of December 31, 2004. In addition, while outside counsel believes we have legal defenses under the agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of December 31, 2004. As a result, in accordance with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at December 31, 2004 without any adjustment for positive arbitration outcomes or potential settlement amounts.
The Company is recording its ultimate loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of December 31, 2004, these reported ultimate incurred losses do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between certain insurance carriers and the U.S. Department of Homeland Security and the New Jersey Attorney General, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
See Notes 16 and 25 to the Consolidated Financial Statements and the 2005 Form 10-Qs for additional discussion (including discussion of developments and subsequent events) concerning the discontinued bond program.
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
During the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company cedes and assumes waste surety bond coverage with another insurance carrier. During 2005, this reinsurance arrangement was amended whereby the assumed participation was reduced from 50% to 25%.
See “Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for a description of the Company’s discontinued bond program.
See Note 16 to the Consolidated Financial Statements for additional information regarding the Company’s reinsurance.
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
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Years ended December 31,
	2003-2004		2002-2003
	Amount	% Change	Amount	% Change
Net premiums earned	$(7,781)	—	$7,481,645	17.6%
Net realized gain (loss) on investments	272,013	33.1%	2,042,638	167.4%
Total revenues	896,563	1.6%	9,631,420	20.5%
Losses and loss adjustment expenses	14,154,143	42.8%	4,786,916	16.8%
Commissions and other insurance expenses	4,441,713	34.5%	1,839,379	16.7%
Income (loss) before federal income taxes and cumulative effect of change in accounting principle	(18,792,034)	(340.2)%	2,211,981	66.8%
Net income (loss)	(12,410,437)	(317.4)%	3,020,204	339.5%
Net income (loss) for 2004 was $(8,500,620), or $(1.72) per diluted share, compared to $3,909,817, or $0.77 per diluted share, in 2003. The most significant factor contributing to the decrease in net income (loss) was an increase in losses and loss adjustment expenses of approximately $20.2 million on the discontinued bond program. See “Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for disclosure of the discontinued bond program loss. This decrease was partially offset by federal income tax benefits of $6.7 million related to the discontinued bond program loss.
Net income for 2003 was $3,909,817, or $0.77 per diluted share, compared to $889,613, or $0.16 per diluted share, in 2002. The most significant factors contributing to the increase were a $2,042,638 favorable comparison in net realized gain (loss) on investments compared to 2002 and adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002, which resulted in a non-cash after-tax impairment charge of $1,481,858, or $0.25 per diluted share. Results for 2003 were also impacted by a decrease in management fees of $635,348 as a result of rising unemployment compensation obligations related to the increased level of unemployment. The impact of lower management fees in 2003 was mitigated by growth in our CPI product which was introduced in fourth quarter of 2002.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for insurance companies. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses to premiums earned. The Company’s specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and a GAAP basis for the years ended December 31:

	2004	2003	2002
GAAP:
Loss ratio	95.1%	66.1%	67.0%
Expense ratio	36.2%	26.3%	26.3%

Combined ratio	131.3%	92.4%	93.3%

Statutory:
Loss ratio	95.1%	66.1%	67.0%
Expense ratio	33.4%	26.2%	26.8%

Combined ratio	128.5%	92.3%	93.8%

RESULTS OF OPERATIONS
2004 Compared to 2003
Net Premiums Earned. Net premiums earned remained relatively flat at $50.1 million compared to the prior year. Net premiums earned benefited from growth in our GAP, WSB and discontinued bond program product lines, which was offset by decreases in our ULI, CPI and UC products.
Net premiums earned for GAP grew to $5,713,867 in 2004 from $2,733,170 in 2003. This growth was due to the purchase of GAP coverage by two large financial institution customers in the second half of 2003, rate increases, volume increases with existing customers and new customers added in 2004.
Net premiums earned for WSB were $2,111,543 in 2004 compared to zero in 2003 as this program began in the second quarter of 2004.
Net premiums earned for the discontinued bond program were $588,801 for 2004 compared to $525,089 a year ago. This increase was primarily the result of additional premiums being reported to the Company by the insurance carriers during 2004 compared to a year ago.
ULI net premiums earned decreased 4.5% from $36,077,514 in 2003 to $34,447,702 in 2004. This decline was primarily due to a decrease in net premiums earned associated with the Reinsurance Transaction combined with a decrease in lending volume by two of our large financial institution customers. These decreases were partially offset by an increase in lending volume by several of our other financial institution customers, new customers added in 2004 and a decrease in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. A decrease in experience rating adjustments results in a positive impact to net premiums earned whereas an increase in experience rating adjustments results in a decrease to net premiums earned. Experience rating adjustments decreased during 2004 when compared to 2003 primarily due to the Reinsurance Transaction combined with the decrease in lending volume mentioned above. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth.
CPI net premiums earned decreased 62.1% to $2,063,840 in 2004 from $5,439,426 in 2003 due to the cancellation of a poor performing book of business in the second quarter of 2004.
Net premiums earned for UC products decreased 6.0% to $4,978,993 in 2004 from $5,296,766 in 2003 due primarily to the cancellation of an excess of loss policy at the end of 2003. This decrease was partially offset by growth in the Company’s UCassure® product and rate increases.
Investment Income. At December 31, 2004, our $82,789,328 investment portfolio was allocated as follows: fixed maturity securities (71.3%); equity securities (12.5%); short-term investments (15.4%); and other invested assets (0.8%). We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 35.3% to $2,164,115 in 2004 from $1,599,064 in 2003. This improvement was due to growth in invested assets during the past twelve months combined with a higher after-tax yield. Higher yields resulted from the Company’s reallocation of its portfolio from short-term investments to fixed maturities during the second and third quarters of 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.
During 2004, we recorded a net realized gain on investments of $1,094,174 compared to $822,161 in 2003. This increase was a combination of the timing of the sale of individual securities and other-than-temporary impairment write downs on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. There were $535,487 in impairment charges included in net realized gain on investments in 2004 compared to $129,729 in 2003. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see “Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees increased 4.9% to $4,005,415 in 2004 compared to $3,819,221 in 2003 principally due to an increase in customer volume compared to the prior year.
Management Fees. Through our UCassure® and bonded service products (bonded service program was discontinued at the end of 2003), we insure the payment of certain unemployment compensation benefit charges to be paid from contract funds on deposit. We have agreements with a cost containment service firm to control the unemployment compensation costs of certain qualified entities. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Our management fees in 2004 decreased 70.1% to $33,710 from $114,094 in 2003 as a result of rising unemployment compensation obligations related to increased levels of unemployment. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses (“LAE”) represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Total losses and LAE increased 42.8% to $47,237,315 in 2004 from $33,083,172 in 2003 principally due to losses and LAE of $20.2 million on the discontinued bond program. Excluding the discontinued bond program, losses and LAE declined 17.1% to $27,076,212 in 2004 from $32,650,827 in 2003 primarily due to decreases in losses and LAE for our ULI, CPI and UC products which were partially offset by an increase in losses and LAE for our GAP product.
Discontinued bond program losses and LAE of $20.2 million in 2004 consisted of $1.4 million of net paid losses and an $18.8 million increase in loss and LAE reserves during 2004. See “Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for more information concerning the discontinued bond program losses during 2004.
GAP losses and LAE increased 57.2% to $4,146,627 in 2004 from $2,637,004 in 2003 principally due to growth in the business.
ULI losses and LAE declined 16.8% to $21,568,897 in 2004 from $25,934,642 in 2003. This decrease was due to favorable loss development during 2004 when compared to a year ago as a result of fewer loan defaults, bankruptcies and automobile repossessions among our ULI customers.
CPI losses and LAE decreased 60.4% to $700,395 in 2004 from $1,768,674 in 2003. This decrease was principally due to the cancellation of a poor performing book of business in the second quarter 2004.
UC losses and LAE declined 81.5% to $428,191 in 2004 from $2,318,940 in 2003 primarily due to the cancellation of an excess of loss policy at the end of 2003. This decrease was partially offset by an increase in losses and LAE due to reserve strengthening associated with rising unemployment compensation obligations.
For more information concerning losses and LAE, see “Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Expenses. Commission expense rose 43.0% to $11,285,050 in 2004 from $7,891,016 in 2003 principally due to commissions associated with the growth in GAP and WSB combined with a decrease in ceding commissions associated with a lender/dealer reinsurance agreement that was cancelled at the end of 2003. Other insurance operating expenses increased 21.0% to $6,030,136 in 2004 from $4,982,456 in 2003 as a result of an increase salaries and benefits combined with an increase in administrative fees associated with the UCassure® product. These increases were partially offset by a decrease in premium taxes which resulted from the cancellation of the lender/dealer reinsurance agreement at the end of 2003.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 8.6% to $3,551,544 in 2004 from $3,269,714 in 2003 principally due to higher salaries and an impairment write down of a database which resulted from cancellation of a state customer during 2004.
Interest Expense. Interest expense increased to $894,463 in 2004 from $541,248 in 2003 principally due to a full year’s interest expense in 2004 compared to a partial year in 2003 associated with the Company’s trust preferred debt transaction in September 2003 that raised $7.2 million. Rising interest rates also contributed to the increase in interest expense. See “Liquidity and Capital Resources” for a more detailed discussion of the Company’s trust preferred debt transactions.
Goodwill Impairment. As part of its annual goodwill impairment testing in the fourth quarter of 2004, the Company concluded that an impairment of goodwill existed at its property/casualty insurance segment. The Company performed impairment testing in accordance with SFAS No. 142. The Company, with the assistance of an independent appraisal firm, determined that the carrying value of the reporting segment exceeded the fair value of the reporting segment, resulting in a non-cash impairment charge. The fair value of the reporting segment was estimated using the expected present value of future cash flows. As a result of this impairment, the Company recorded non-cash impairment charges in the fourth quarter of 2004 in the aggregate amount of $753,737.
Federal Income (Benefit)/Taxes. The Company had an income tax (benefit) of $(4,767,432) in 2004 compared to income tax expense of $1,614,165 in 2003. The benefit in 2004 was primarily caused by losses from the discontinued bond program.
GAAP Combined Ratio. For 2004 the combined ratio increased to 131.3% from 92.4% in 2003. The loss ratio increased to 95.1% in 2004 from 66.1% in 2003 principally due to the increase in losses on the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 54.8% for 2004 compared to 65.3% for 2003. This decrease was attributable to the decreases in losses and LAE for ULI, CPI and UC products described above. The expense ratio increased to 36.2% in 2004 from

26.3% in 2003 primarily due to an increase in commission expense and other insurance operating expenses as described above. The commission expense increase in relation to net premiums earned for 2004 when compared to 2003 was attributable to 1) growth in GAP and WSB commissions which have a higher commission rate when compared to our ULI product line and 2) a decrease in ceding commissions associated with the lender/dealer reinsurance agreement that was cancelled at the end of 2003.
2003 Compared to 2002
Net Premiums Earned. Net premiums earned increased 17.6% to $50,071,966 in 2003 from $42,590,321 in 2002. Net premiums earned for 2003 benefited from strong growth in our CPI and GAP products and was also influenced by the Reinsurance Transaction.
Net premiums earned for CPI rose significantly to $5,439,426 in 2003 from $163,729 a year ago. CPI was introduced in the fourth quarter 2002 and particularly benefited from new policies added during 2003. Net premiums earned for GAP increased to $2,733,170 in 2003 compared with $939,014 the prior year. This increase is due to purchases of GAP coverage by two large financial institution customers in 2003 and increased volume with existing customers. Net premiums earned for UC products grew to $5,296,766 in 2003 from $4,471,133 in 2002 primarily due to rate increases with existing customers.
These increases were partially offset by a decrease in ULI net premiums earned of 1.3% from $36,567,538 in 2002 to $36,077,514 in 2003. This decline was principally due to a decrease in net premiums earned during 2003 associated with the Reinsurance Transaction combined with a decrease in net premiums earned as a result of an increase in experience rating adjustments when compared to a year ago. Experience rating adjustments increased primarily due to premium growth for the ULI product line during 2003. These decreases were partially offset by ULI premium growth due to rate and volume increases with existing customers. Higher levels of automobile lending by some of our large financial institution customers, driven by aggressive financing offers, was the primary cause of the increased volume.
Net premiums earned for the discontinued bond program were $525,089 for 2003 compared to $495,256 a year ago. This increase was primarily the result of additional premiums being reported to the Company by the insurance carriers during 2003 compared to a year ago.
Investment Income. At December 31, 2003, our $73,979,835 investment portfolio was allocated as follows: fixed maturity securities (45.7%); equity securities (13.8%); short-term investments (39.1%); and other invested assets (1.4%). Net investment income increased 29.4% to $1,599,064 in 2003 from $1,236,138 in 2002 due to an increase in invested assets, which was partially offset by lower interest rates and yields on the investment portfolio.
During 2003, we recorded a net realized gain on investments of $822,161 compared with a net realized loss on investments of $1,220,477 in 2002. This increase was a combination of the timing of the sale of individual securities and other-than-temporary impairment write downs on investments. There was $129,729 in impairment charges included in net realized gain (loss) on investments in 2003 compared to $931,531 in 2002. For more information concerning impairment charges, see “Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees increased 14.9% to $3,819,221 in 2003 compared to $3,324,037 in 2002 principally due to new state, city and municipal customers added since fourth quarter 2002 and the provision of additional services, including specialized codification and integrated product offerings.
Management Fees. Our management fees in 2003 decreased 84.8% to $114,094 from $749,442 in 2002 as a result of rising unemployment compensation obligations related to the increased level of unemployment.
Losses and Loss Adjustment Expenses. Losses and LAE increased 16.8% to $33,083,172 in 2003 from $28,314,256 in 2002 primarily due to loss experience in our CPI, UC and GAP products.
Losses and LAE related to our CPI products increased $1,648,722 to $1,768,674 in 2003 from $119,952 in 2002 principally due to premium growth as the product was introduced in the fourth quarter of 2002. UC losses and LAE increased to $2,318,940 in 2003 from $741,489 in 2002 as a result of reserve strengthening and increased benefit payments associated with rising unemployment compensation obligations. GAP losses and LAE rose 71.7% to $2,637,004 from $1,535,892 in 2002. We attribute this increase primarily to our growth in GAP premiums combined with increased severity of GAP claims. The lower residual value for used automobiles contributed to the increased severity of claims by creating a larger difference between the outstanding balance of a customer’s loan or lease and the amount of primary insurance coverage.
ULI losses and LAE increased 2.1% to $25,934,642 in 2003 from $25,393,581 in 2002. ULI losses and LAE were impacted by the $2,946,616 of ceded losses and LAE associated with the Reinsurance Transaction. Excluding the impacts of the Reinsurance Transaction, ULI losses and LAE increased 13.7% from 2002. We attribute these increases primarily to our growth in premiums combined with higher frequency of losses and LAE. With the continued slowdown in the U.S. economy and high consumer debt at that time, financial institutions experienced a rise in delinquency dollars. As loan defaults, bankruptcies and automobile repossessions increased, we experienced a higher frequency of losses and LAE.

For more information concerning losses and LAE, see “Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Expenses. Commission expense rose 9.1% to $7,891,016 in 2003 from $7,230,636 in 2002 principally due to the growth in premiums which was partially offset by ceding commissions associated with several reinsurance transactions entered into in 2003. Other insurance operating expenses increased 31.0% to $4,982,456 in 2003 from $3,803,457 in 2002 as a result of an increase in premium taxes, salaries and benefits.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 13.1% to $3,269,714 in 2003 from $2,889,981 in 2002. These increases were consistent with growth in codification and subscription revenues and were primarily attributable to increases in salaries, outside printing, supplies and consulting fees.
Interest Expense. Interest expense grew to $541,248 in 2003 from $131,323 in 2002 as a result of the Company’s two trust preferred debt transactions in December 2002 and September 2003 that raised $8.2 million and $7.2 million, respectively. The increase in interest expense from the trust preferred debt was partially offset by lower borrowing levels on the Company’s revolving credit line during 2003. See “Liquidity and Capital Resources” for a more detailed discussion of the Company’s trust preferred debt transactions.
Federal Income Taxes. The Company’s effective income tax rate was 29.2% and 28.4% in 2003 and 2002, respectively. The increase in the effective tax rate was primarily due to declining yields on tax exempt interest income.
GAAP Combined Ratio. For 2003, the combined ratio improved to 92.4% from 93.3% in 2002. The loss ratio declined to 66.1% for 2003 from 67.0% principally due to improvements in our loss ratio for ULI and GAP. The expense ratio remained flat at 26.3% for 2003 and 2002.
BUSINESS OUTLOOK
For information regarding the Company’s financial condition, results of operations and business outlook for fiscal year 2005, see the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005, which are being filed contemporaneously with the filing of this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of December 31, 2004 the Company’s capital structure consists of trust preferred debt issued to affiliates, borrowings from our revolving line of credit and shareholders’ equity and is summarized in the following table:

	2004	2003	2002
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000	—
Bank note payable	500,000	—	2,100,000

Total debt obligations	15,965,000	15,465,000	10,348,000

Total shareholders’ equity	24,846,288	33,365,028	28,901,838

Total capitalization	$40,811,288	$48,830,028	$39,249,838

Ratio of total debt obligations to total capitalization	39.1%	31.7%	26.4%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.44% and 5.18% at December 31, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.61% and 5.21% at December 31, 2004 and 2003, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of December 31, 2004, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with a $500,000 outstanding balance at December 31, 2004 ($0 at December 31, 2003). The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (4.52% and 3.25% at December 31, 2004 and 2003, respectively). The Company utilizes the line of credit from time to time based on short-term cash flow needs. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. At December 31, 2004, the Company was in compliance with all such covenants.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through cash receipts from operations, which consist primarily of insurance premiums collected, reinsurance recoveries and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from these underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At December 31, 2004, total cash and short-term investments were approximately $16.5 million and net loss and LAE reserves, excluding the discontinued bond program, were approximately $9.7 million.
As discussed in “Discontinued Bond Program” above and in Note 16 to the Consolidated Financial Statements, the Company recorded $19.2 million in loss and LAE reserves for its discontinued bond program at December 31, 2004. The Company is currently disputing these losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between certain insurance carriers and the U.S. Department of Homeland Security and the New Jersey Attorney General, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for bail and immigration bonds could be materially different from our estimated reserves. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related arbitrations as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by such asset/liability management described above. With this strategy, management believes we can pay our policy liabilities as they become due without being required to use our credit facilities or liquidate intermediate-term and long-term investments; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations or future liquidity.
ALPC derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating expenses. USA derives its funds principally from commission fees which are currently sufficient to meet its operating expenses.
Cash flows provided by operating activities totaled $8,657,804, $13,755,991 and $6,447,381 for 2004, 2003 and 2002, respectively. The decrease in 2004 (as compared to 2003) was primarily the result of an increase in paid commissions and other insurance expenses of $9.1 million and a decrease in net cash flows from contract funds on deposit and funds held under reinsurance treaties of $4.4 million. These decreases in cash flows were partially offset by an increase in net premiums collected of $5.4 million and a decrease in net paid losses and LAE of $3.1 million. The increase in cash flows provided by operating activities in 2003 (as compared with 2002) was primarily the result of growth in net premiums collected of $10.2 million which was partially offset by an increase in net paid losses and LAE of $3.5 million.

Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of the Department. During 2005, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,087,967. Bancinsurance receive d cash dividends of $1,290,000 from Ohio Indemnity during 2002 (none during 2003 and 2004).
Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital is in excess of all required action levels as of December 31, 2004.
Given the Company’s historic cash flows and current financial condition, management believes that the cash flow from operating and investing activities over the next year will provide sufficient liquidity for the operations of the Company.
CONTRACTUAL OBLIGATIONS
The following table sets forth the Company’s contractual obligations at December 31, 2004:

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations:
Trust preferred debt issued to affiliates(1)	$15,465,000	$—	$—	$—	$15,465,000
Bank note payable	—	—	500,000	—	—
Operating leases	1,311,730	251,688	627,507	432,535	—
Loss and LAE reserves(2)	30,766,467	11,338,852	19,427,615	—	—

Total	$47,543,197	$11,590,540	$20,555,122	$432,535	$15,465,000

(1)	In accordance with the provisions of the debt agreements, the BIC Trust I and BIC Trust II debt obligations are redeemable at par on December 4, 2007 and September 30, 2008, respectively. The table above assumes payout at maturity date rather than redemption date.

(2)	Our loss and LAE reserves do not have contractual maturity dates; however, based on historical payment patterns, we have included an estimate of when we expect our loss and LAE reserves to be paid in the above table. The exact timing of the payment of claims cannot be predicted with certainty. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.
INFLATION
We do not consider the impact of inflation to be material in the analysis of our overall operations.
CRITICAL ACCOUNTING POLICIES
The preparation of the consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues, liabilities and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate these estimates, assumptions and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Set forth below are the critical accounting policies that we believe require significant estimates, assumptions and judgments and are critical to an understanding of our consolidated financial statements.

Other-Than-Temporary Impairment of Investments
We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline in any investment is “other-than-temporarily impaired,” we write down the carrying value of the investment and record a realized loss on investments. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.
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
Equity Securities. On a monthly basis, we review our equity securities for impairment. We consider the following factors when evaluating potential impairment:
•	the length of time and extent to which the estimated fair value has been less than book value;

•	whether the decline appears to be related to general market or industry conditions or is issuer-specific;

•	the financial condition and future prospects of the issuer, including any specific events that may influence the issuer’s operations;

•	the recent income or loss of the issuer;

•	the independent auditor’s report on the issuer’s most recent financial statements;

•	buy/hold/sell recommendations of investment advisors and analysts;

•	rating agency announcements; and

•	our ability and intent to hold the security for a period of time sufficient to allow for recovery in the market value.
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $535,487, $129,729 and $931,531 in impairment charges included in net realized gain (loss) on investments for the years ended December 31, 2004, 2003 and 2002, respectively. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. Additional impairments within the portfolio during 2005 are possible if current economic and financial conditions worsen. See Note 2 to the Consolidated Financial Statements for analysis and discussion with respect to securities in an unrealized loss position at December 31, 2004.
Loss and Loss Adjustment Expense Reserves
The Company utilizes its internal staff, reports from ceding insurers under assumed reinsurance and an independent consulting actuary in establishing its loss and LAE reserves. The Company’s independent consulting actuary reviews the Company’s reserves for losses and LAE at the end of each fiscal year and prepares a report that includes a recommended level of reserves. The Company considers this recommendation in establishing the amount of its reserves for losses and LAE.
Our projection of ultimate loss and LAE reserves are estimates of future events, the outcomes of which are unknown to us at the time the projection is made. Considerable uncertainty and variability are inherent in the estimation of loss and LAE reserves. As a result, it is possible that actual experience may be materially different than the estimates reported. The Company continually refines reserve estimates as experience develops and further claims are reported and resolved. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made.
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for the losses to be reported through the reinsurance system can be quite long, unexpected events are more difficult to predict. Ultimate loss reserve estimates for assumed reinsurance are based primarily on reports received by the Company from the underlying ceding insurers.

These reported ultimate incurred losses are the primary basis for the Company’s reserving estimates. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports.
As disclosed in “Discontinued Bond Program” above and in Note 16 to the Consolidated Financial Statements, the Company is disputing the discontinued bond program losses in ongoing arbitration proceedings. The discontinued bond program loss and LAE reserves of $19.2 million at December 31, 2004 do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between certain insurance carriers and the U.S. Department of Homeland Security and the New Jersey Attorney General, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for bail and immigration bonds could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
For the Company’s assumed WSB program, the Company is recording loss and LAE reserves using a loss ratio reserving methodology. The loss ratio method calculates a reserve based on expected losses in relation to premiums earned. The expected loss ratio for the program was selected using loss information provided by the ceding insurer.
Direct Business. For our direct business, estimates of ultimate loss and LAE reserves are based on our historical loss development experience. In using this historical information, we assume that past loss development is predictive of future development. Our assumptions allow for changes in claims and underwriting operations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. However, we do not anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from causes not currently recognized in our historical data. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, actual emergence of losses could deviate materially from our estimates and from amounts recorded by us.
We conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE liabilities using annual accident year loss development triangles for the following products:
•	ULI –limited liability

•	ULI – non-limited liability

•	CPI

•	GAP
Historical “age-to-age” loss development factors (“LDF”) were calculated to measure the relative development for each accident year from one maturity point to the next. Based on the historical LDF, we selected age-to-age LDF that we believe are appropriate to estimate the remaining future development for each accident year. These selected factors are used to project the ultimate expected losses for each accident year. The validity of the results from using a loss development approach can be affected by many conditions, such as claim department processing changes, a shift between single and multiple payments per claim, legal changes or variations in our mix of business from year to year. Also, because the percentage of losses paid for immature years is often low, development factors are volatile. A small variation on the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years may be based on alternative estimation techniques, such as expected loss ratio method, or some combination of acceptable actuarial methods.
For our UC and other product lines, the Company prepared estimates of loss and LAE reserves based on certain actuarial and other assumptions related to the ultimate cost expected to settle such claims.
We record reserves on an undiscounted basis. Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.
In establishing our reserves, we tested our data for reasonableness, such as ensuring there are no case outstanding reserves on closed claims, and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data. We did not experience any significant change in the number of claims paid (other than for growth in our business and claims related to the discontinued bond program), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in the respective years.

Loss and LAE Reserves at Year End. As of December 31, 2004 and 2003, gross loss and LAE reserves by product line were split between incurred but not reported (“IBNR”) and case reserves as follows:

	December 31, 2004		December 31, 2003
	IBNR	Case	IBNR	Case

ULI – limited liability	$2,788,585	$455,346	$4,217,091	$372,881
ULI – non-limited liability	1,864,668	1,175,363	2,760,000	1,083,113
CPI	669,840	70,162	726,994	851,756
GAP	2,272,747	65,164	1,537,226	75,969
UC	1,310,504	643,867	2,326,153	—
Waste surety bond program	224,259	—	—	—
Discontinued bond program	12,297,247	6,906,109	414,963	—
Other	19,106	3,500	16,273	3,500

Total	$21,446,956	$9,319,511	$11,998,700	$2,387,219

The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC, waste surety bond program, discontinued bond program and other product lines. As of December 31, 2004, our indicated gross loss and LAE reserve range for lender/dealer products was $7.9 million to $10.1 million and our recorded loss and LAE reserves were $9.4 million.
During 2004, reserves for incurred losses and LAE attributable to insured events of prior years decreased by approximately $5.4 million as a result of re-estimation of unpaid losses and LAE principally on the Company’s ULI product line. An analysis of this decrease is provided below.
ULI — limited liability (“ULIL”) represented approximately $2.7 million of the overall $5.4 million reserve decrease. The improvement in loss experience primarily related to the 2003 accident year. The amount of re-estimated reserves as of the beginning of 2004 was approximately $4.6 million. At December 31, 2004 and 2003, the Company’s ultimate selected loss ratio for the 2003 accident year was 68.1% and 77.6%, respectively. Changes in this key assumption occurred primarily during the first quarter of 2004 as the majority of our ULIL losses are settled within three months from the date of loss. When estimating the ultimate loss ratio at December 31, 2003, the Company selected an ultimate loss ratio for the 2003 accident year that was comparable to previous accident years’ ultimate loss ratios. During the first quarter of 2004, our 2003 accident year loss experience was more favorable than estimated at December 31, 2003. For example, our average paid claim for 2003 accident year losses decreased from $2,323 in 2003 to $1,718 in the first quarter of 2004. In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2004. It should be noted that the ULIL product is subject to premium adjustments based on loss experience (i.e., experience-rated policies and retrospective-rated policies), and therefore, this prior year loss development had no impact on net income.
ULI — non-limited liability (“ULIN”) represented approximately $2.3 million of the overall $5.4 million reserve decrease. The improvement in loss experience primarily related to the 2003 accident year. The amount of re-estimated reserves as of the beginning of 2004 was approximately $3.8 million. At December 31, 2004 and 2003, the Company’s ultimate selected loss ratio for the 2003 accident year was 54.0% and 72.0%, respectively. Changes in this key assumption occurred primarily during the first quarter of 2004 as the majority of our ULIN losses are settled within three months from the date of loss. During the fourth quarter of 2003, loss severity increased for our ULIN product line. The Company considered this factor in selecting its ULIN ultimate loss ratio at December 31, 2003. During the first quarter of 2004, 2003 accident year loss experience was more favorable than estimated at December 31, 2003. For example, our average paid claim for 2003 accident year losses increased from $1,997 in the third quarter of 2003 to $2,356 in the fourth quarter of 2003 and then decreased to $2,070 in the first quarter of 2004. In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2004.
During 2003, reserves for incurred losses and LAE attributable to insured events of prior years decreased by approximately $2.8 million as a result of re-estimation of unpaid losses and LAE principally on the Company’s lender/dealer products. ULIL represented approximately $2.0 million of the overall $2.8 million reserve decrease. The improvement in loss experience primarily related to the 2002 accident year. The amount of re-estimated reserves as of the beginning of 2003 was approximately $4.1 million. At December 31, 2003 and 2002, the Company’s ultimate selected loss ratio for the 2002 accident year was 73.0% and 81.3%, respectively. Changes in this key assumption occurred primarily during the first quarter of 2003 as the majority of our ULIL losses are settled within three months from the date of loss. When estimating the ultimate loss ratio at December 31, 2002, the Company selected an ultimate loss ratio for the 2002 accident year that was comparable to previous accident years’ ultimate loss ratios. During the first quarter of 2003, our 2002 accident year loss experience was more favorable than estimated at December 31, 2002. For example, our average paid claim for 2002 accident year losses decreased from $2,477 during 2002 to $2,080 in the first quarter of 2003. In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2003. It should be noted that the ULIL product is subject to premium adjustments based on loss experience (i.e., experience-rated policies and retrospective-rated policies), and therefore, this prior year loss development had no impact on net income.
For our direct business, the majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the above redundancies in reserves may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this redundancy to future periods.
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
Goodwill
The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, we no longer amortize goodwill and intangibles which have indefinite lives. SFAS No. 142 requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit. Our annual impairment assessment is performed in the fourth quarter, or earlier if deemed necessary.
In conducting the impairment test, the fair value of each reporting segment is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. Fair values are determined by discounting estimated future cash flows.
As part of its annual goodwill impairment testing in the fourth quarter of 2004, the Company concluded that an impairment of goodwill existed at its property/casualty insurance segment. The Company, with the assistance of an independent appraisal firm, determined that the carrying value of the reporting segment exceeded the fair value of the reporting segment, resulting in a non-cash impairment charge. As a result of this impairment, the Company recorded non-cash impairment charges in the fourth quarter of 2004 in the aggregate amount of $753,737 (after tax).
OFF-BALANCE SHEET TRANSACTIONS
We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material.
FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. The forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related arbitrations, the ongoing SEC investigation, the concentrations of ownership of the Company’s common shares by members of the Sokol family, and the other risk factors identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk that we will incur losses due to adverse changes in the market rates and prices. The major components of market risk affecting the Company are interest rate risk, credit risk and equity risk. We have no foreign exchange risk or direct commodity risk. Our market risk sensitive instruments are entered into for purposes other than trading. During 2004, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to 2003. The following is a discussion of our primary market risk exposures and how we manage those exposures. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all the risks the Company is exposed to in the ordinary course of business.
Interest Rate Risk
Interest rate risk is the risk that we will incur losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our holdings of fixed maturity investments and from our debt obligations.
Investments. Interest rate risk is the risk that interest rates will change and cause a decrease in the value of the Company’s investments. We mitigate this risk by attempting to ladder the maturity schedule of our investments with the expected payouts of our liabilities. At December 31, 2004, the fixed maturity portfolio had an average duration of 4.03 years (3.03 years at December 31, 2003). At December 31, 2004, we did not own any material non-investment grade securities. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
The following table summarizes the projected cash flows and estimated fair values of the fixed maturity investments held by us at December 31, 2004, which are sensitive to changes in interest rates. We have excluded short-term investments and variable rate redeemable preferred stock from the amounts shown below because we have determined the interest rate risk related to those instruments to be immaterial. The table also presents the average interest rate for each period presented.

	Projected Cash Flows
								December 31, 2004
						There-		Estimated
	2005	2006	2007	2008	2009	after	Total	Fair Value

Assets
Fixed maturity securities:
Held to maturity	$225,000	$1,850,000	$530,000	$—	$—	$2,215,000	$4,820,000	$5,034,173
Available for sale	$8,584,839	$10,381,001	$6,690,270	$6,527,777	$5,852,241	$14,523,316	$52,559,444	$54,139,496

Weighted-average interest rate:
Fixed maturity securities	3.77%	4.29%	4.56%	4.17%	4.46%	4.83%	4.42%
Debt. The market risk for our outstanding long-term debt is interest rate risk. Because our outstanding long-term debt has a floating interest rate, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2004, we had a combined sum of $16.0 million of debt outstanding under our credit facility and trust preferred debt issued to affiliates, at a weighted variable interest rate of 6.46%. A 2.0% change in the prevailing interest rate on all of our floating rate debt would result in a corresponding interest expense fluctuation of approximately $319,300 for 2005, assuming that all of such debt is outstanding for the entire year.
Credit Risk
Credit risk is the potential loss arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing in fixed maturity securities that are investment grade, which are those bonds rated “BBB” or higher by Standard & Poor’s. We also independently and through our outside independent investment manager, monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. In addition, we employ diversification rules that limit our credit exposure to any single issuer.
Equity Risk
Equity risk is the potential loss in market value of our equity investments resulting from an adverse change in price. We manage this risk by focusing on a long-term, value oriented investment philosophy for our equity portfolio. Our strategy remains one of value investing, with security selection taking precedence over market timing. We also mitigate equity risk by diversifying our portfolio across industries and concentrations in any one company are limited by parameters established by senior management, as well as by statutory requirements. As of December 31, 2004, approximately 12.5% of our investment portfolio was invested in equity securities. We also employ stringent diversification rules that limit our exposure to any individual stock.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Bancinsurance Corporation
We have audited the accompanying consolidated balance sheets of Bancinsurance Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancinsurance Corporation and subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 23, 2005

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
	2004	2003	2002

Revenues:
Net premiums earned	$50,064,185	$50,071,966	$42,590,321
Net investment income	2,164,115	1,599,064	1,236,138
Net realized gains (losses) on investments	1,094,174	822,161	(1,220,477)
Codification and subscription fees	4,005,415	3,819,221	3,324,037
Management fees	33,710	114,094	749,442
Other income	43,123	81,653	197,278

Total revenues	57,404,722	56,508,159	46,876,739

Expenses:
Losses and loss adjustment expenses	27,076,212	32,650,827	27,833,877
Discontinued bond program losses and loss adjustment expenses	20,161,103	432,345	480,379
Commission expense	11,285,050	7,891,016	7,230,636
Other insurance operating expenses	6,030,136	4,982,456	3,803,457
Codification and subscription expenses	3,551,544	3,269,714	2,889,981
General and administrative expenses	920,529	1,216,571	1,195,085
Interest expense	894,463	541,248	131,323
Goodwill impairment	753,737	—	—

Total expenses	70,672,774	50,984,177	43,564,738

Income (loss) before federal income taxes and cumulative effect of change in accounting principle	(13,268,052)	5,523,982	3,312,001

Federal income tax expense (benefit)	(4,767,432)	1,614,165	940,530

Income (loss) before cumulative effect of change in accounting principle	(8,500,620)	3,909,817	2,371,471

Cumulative effect of change in accounting principle, net of tax	—	—	(1,481,858)

Net income (loss)	$(8,500,620)	$3,909,817	$889,613

Basic net income (loss) per share:
Before cumulative effect of change in accounting principle	$(1.72)	$.79	$.42
Cumulative effect of change in accounting principle	—	—	(.26)

Basic net income (loss) per share	$(1.72)	$.79	$.16

Diluted net income (loss) per share:
Before cumulative effect of change in accounting principle	$(1.72)	$.77	$.41
Cumulative effect of change in accounting principle	—	—	(.26)

Diluted net income (loss) per share	$(1.72)	$.77	$.16

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2004	2003

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,034,173 in 2004 and $5,066,125 in 2003)	$4,909,873	$4,872,012

Available for sale:
Fixed maturities, at fair value (amortized cost $53,406,973 in 2004 and $28,622,634 in 2003)	54,139,496	28,918,149

Equity securities, at fair value (cost $8,545,757 in 2004 and $7,621,880 in 2003)	10,312,382	10,235,858

Short-term investments, at cost which approximates fair value	12,712,577	28,904,680

Other invested assets	715,000	1,049,136

Total investments	82,789,328	73,979,835

Cash	3,791,267	2,949,627

Premiums receivable	7,911,379	10,661,766

Accounts receivable, net	710,525	993,093

Reinsurance recoverables	1,943,602	4,926,446

Prepaid reinsurance premiums	2,859,710	12,244,588

Deferred policy acquisition costs	7,223,995	4,962,150

Estimated earnings in excess of billings on uncompleted codification contracts	182,441	283,336

Loans to affiliates	836,022	770,466

Goodwill	—	753,737

Intangible assets, net	845,531	920,048

Accrued investment income	887,467	541,519

Current federal income taxes	3,688,228	—

Deferred federal income taxes	1,637,813	—

Taxes, licenses and fees receivable	72,520	—

Other assets	1,680,644	1,883,125

Total assets	$117,060,472	$115,869,736

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets, Continued

	December 31,
	2004	2003

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$11,563,111	$13,970,956

Discontinued bond program reserve for unpaid losses and loss adjustment expenses	19,203,356	414,963

Unearned premiums	27,719,148	25,124,137

Ceded reinsurance premiums payable	493,963	1,721,963

Experience rating adjustments payable	1,456,403	6,997,784

Retrospective premium adjustments payable	7,276,225	5,370,273

Funds held under reinsurance treaties	1,253,796	2,646,693

Contract funds on deposit	811,358	1,908,184

Taxes, licenses and fees payable	—	1,315,443

Current federal income taxes	—	511,091

Deferred federal income taxes	—	852,625

Deferred ceded commissions	1,034,931	1,224,938

Commissions payable	4,022,811	2,660,979

Billings in excess of estimated earnings on uncompleted codification contracts	60,227	143,888

Notes payable	540,198	53,276

Other liabilities	1,313,657	2,122,515

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	92,214,184	82,504,708

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—

Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at December 31, 2004 and 2003, 4,972,700 shares outstanding at December 31, 2004 and 4,920,050 shares outstanding at December 31, 2003	1,794,141	1,794,141

Additional paid-in capital	1,336,073	1,337,138

Accumulated other comprehensive income	1,649,439	1,920,265

Retained earnings	25,838,712	34,339,332

	30,618,365	39,390,876

Less: Treasury shares, at cost (1,197,641 common shares at December 31, 2004 and 1,250,291 common shares at December 31, 2003)	(5,772,077)	(6,025,848)

Total shareholders’ equity	24,846,288	33,365,028

Total liabilities and shareholders’ equity	$117,060,472	$115,869,736

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income	earnings	shares	equity

Balance at December 31, 2001	—	—	$1,794,141	$1,337,242	$525,048	$29,539,902	$(1,804,424)	$31,391,909

Comprehensive income:
Net income	—	—	—	—	—	889,613	—	889,613
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	470,138	—	—	470,138

Total comprehensive income								1,359,751

Purchase of 770,494 treasury shares	—	—	—	—	—	—	(3,852,611)	(3,852,611)
600 shares issued in connection with the exercise of stock options	—	—	—	(104)	—	—	2,893	2,789

Balance at December 31, 2002	—	—	1,794,141	1,337,138	995,186	30,429,515	(5,654,142)	28,901,838

Comprehensive income:
Net income	—	—	—	—	—	3,909,817	—	3,909,817
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	925,079	—	—	925,079

Total comprehensive income								4,834,896

Purchase of 80,241 treasury shares	—	—	—	—	—	—	(371,706)	(371,706)

Balance at December 31, 2003	—	—	1,794,141	1,337,138	1,920,265	34,339,332	(6,025,848)	$33,365,028

Comprehensive income (loss):
Net loss	—	—	—	—	—	(8,500,620)	—	(8,500,620)
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(270,826)	—	—	(270,826)

Total comprehensive loss								(8,771,446)

56,250 shares issued in connection with the exercise of stock options	—	—	—	(1,065)	—	—	253,771	252,706

Balance at December 31, 2004	—	—	$1,794,141	$1,336,073	$1,649,439	$25,838,712	$(5,772,077)	$24,846,288

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(8,500,620)	$3,909,817	$889,613
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized loss on goodwill impairment	753,737	—	1,660,858
Net realized (gains) losses on investments	(1,094,174)	(822,161)	1,220,477
Net realized (gains) losses on disposal of property and equipment	(183)	—	1,073
Depreciation and amortization	712,002	457,915	311,459
Deferred federal income tax (benefit) expense	(2,350,920)	294,042	(269,166)
Change in assets and liabilities:
Premiums receivable	2,750,387	(4,751,047)	(721,596)
Accounts receivable, net	282,568	(149,034)	(253,658)
Reinsurance recoverables	2,982,844	(4,643,029)	(161,372)
Prepaid reinsurance premiums	9,384,878	(11,015,956)	(327,150)
Deferred policy acquisition costs	(2,261,845)	(2,308,324)	(1,131,293)
Other assets, net	(3,070,832)	(737,559)	(508,042)
Reserve for unpaid losses and loss adjustment expenses	16,380,548	6,826,416	2,686,905
Unearned premiums	2,595,011	14,819,368	4,274,496
Ceded reinsurance premiums payable	(1,228,000)	1,671,143	50,820
Experience rating adjustments payable	(5,541,381)	2,233,455	(1,708,084)
Retrospective premium adjustments payable	1,905,952	1,418,375	235,029
Funds held under reinsurance treaties	(1,392,897)	1,133,396	511,777
Contract funds on deposit	(1,096,826)	590,521	(620,261)
Deferred ceded commissions	(190,007)	1,224,938	—
Other liabilities, net	(2,362,440)	3,603,715	305,496

Net cash provided by operating activities	8,657,804	13,755,991	6,447,381

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	695,000	1,405,000	1,250,400
Proceeds from available for sale fixed maturities sold, redeemed or matured	16,143,330	21,430,449	5,933,115
Proceeds from available for sale equity securities sold	12,112,580	16,688,164	19,056,907
Cost of investments purchased:
Held to maturity fixed maturities	(750,820)	(1,811,114)	(1,102,131)
Available for sale fixed maturities	(41,041,113)	(34,634,639)	(7,530,214)
Available for sale equity securities	(11,859,943)	(17,834,184)	(20,098,251)
Net change in short-term investments and other invested assets	16,192,103	(4,236,374)	(19,659,165)
Other	(60,006)	(647,967)	(189,345)

Net cash used in investing activities	(8,568,869)	(19,640,665)	(22,338,684)

Cash flows from financing activities:
Proceeds from note payable to bank	3,500,000	5,900,000	20,040,000
Repayments of note payable to bank	(3,000,000)	(8,000,000)	(23,540,000)
Proceeds from issuance of trust preferred debt to an affiliate	—	7,000,000	8,000,000
Acquisition of treasury stock	—	(371,706)	(3,852,611)
Proceeds from stock options exercised	252,705	—	2,789

Net cash provided by financing activities	752,705	4,528,294	650,178

Net increase (decrease) in cash	841,640	(1,356,380)	(15,241,125)
Cash at beginning of year	2,949,627	4,306,007	19,547,132

Cash at end of year	$3,791,267	$2,949,627	$4,306,007

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$886,115	$540,300	$100,098

Income taxes	$1,782,807	$600,000	$1,988,102

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — December 31, 2004, 2003 and 2002
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Organization
Bancinsurance Corporation (“Bancinsurance”) is a specialty property insurance holding company incorporated in the State of Ohio in 1970. Bancinsurance Corporation and its subsidiaries (collectively, the “Company”) have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. These segments are described in more detail below.
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property insurance company. Our principal sources of revenue are premiums for insurance policies written by and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of the Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct lines of business: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products.
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
Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with their reimbursing obligations. Previously our bonded service products insured a national cost containment firm for their program service responsibilities. Our bonded service product was discontinued at the end of 2003 and replaced by the UCassure® product, which provides direct insurance to the employer and the Company greater control in the distribution and expense management of the product. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
Other specialty products consists primarily of our waste surety bond program. In the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with a waste surety bond underwriter whereby the Company assumed and ceded 50% of the applicable business. During 2005, the reinsurance arrangement was amended whereby the assumed participation was reduced from 50% to 25%. The majority of these surety bonds satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
In addition to the above product lines, beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter of 2004 and no new bonds were issued after June 23, 2004. For a more detailed description of this program, see Note 16 to the Consolidated Financial Statements.
The Company sells its insurance products through a network of distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.

Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), codifies, publishes, supplements and distributes ordinances for over 1,800 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which includes electronic publishing, document imaging and internet hosting services.
Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies. In the fourth quarter of 2002, we dissolved our wholly-owned subsidiary, Paul Boardway and Associates, Inc., which previously acted as a property/casualty insurance agency.
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling floating rate trust preferred capital securities in exempt private placement transactions and investing the proceeds from such securities in junior subordinated debentures of the Company.
(b)	Basis of Financial Statement Presentation
Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which vary in certain respects from accounting practices prescribed or permitted by the Ohio Department of Insurance (the “Department”).
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
(c)	New Accounting Standards
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value of the equity instrument issued on the grant-date. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. 123R is effective at the beginning of the entity’s first fiscal year that begins after December 15, 2005. The Company will implement this standard in the first quarter of 2006. The Company cannot estimate the impact of implementing this standard on future net income (loss), but the standard would have decreased recent net income (loss) by approximately $0.01 — $0.02 per diluted share (see Note 1(r) to the Consolidated Financial Statements).
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company’s results of operations or financial condition.
(d)	Consolidation Policy
The accompanying financial statements include the Company’s accounts and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
(e)	Investments
Investments in held to maturity fixed maturities where we have the ability and intent to hold to maturity, are carried at amortized cost. Investments in fixed maturities held as available for sale, which include debt securities and redeemable preferred stock, are carried at fair value. The unrealized holding gain or loss, net of applicable deferred taxes and reclassification adjustment, is reflected in other comprehensive income.
Available for sale equity securities, which include common stock and non-redeemable preferred stock, are reported at fair value with unrealized gains or losses, net of applicable deferred taxes and reclassification adjustment, reflected in other comprehensive income. Short-term investments are reported at cost which approximates fair value. Other invested assets are reported at cost.

Realized gains and losses on disposal of investments are determined by the specific identification method. The carrying value of an investment is revised and the amount of revision is charged to net realized losses on investments when management determines that a decline in the value of an investment is other than temporary.
(f)	Accounts Receivable
Accounts receivable is comprised of ALPC’s municipal code contract billings. We estimate our allowance for doubtful accounts and bad debts based upon our assessment of the collectibility of receivables and prior experience.
(g)	Goodwill
Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, we no longer amortize goodwill and intangibles which have indefinite lives. SFAS No. 142 requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit. Our annual impairment assessment is performed in the fourth quarter, or earlier if deemed necessary.
As an initial step in the SFAS No. 142 implementation process, we assigned goodwill and intangibles to our property/casualty insurance, municipal code publishing and insurance agency reporting segments. Following such assignment, the fair value of each reporting segment was compared to its carrying value. Fair values were determined by discounting estimated future cash flows. Based on our initial impairment testing, a non-cash impairment charge of $1,481,858 (after tax) was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was associated with the August 1999 acquisition of Paul Boardway and Associates, Inc.
We dissolved Paul Boardway and Associates, Inc. in the fourth quarter of 2002. As a result, the remaining goodwill of $179,000 (after tax) was recorded as a non-cash impairment charge to income in the third quarter of 2002.
As part of its annual goodwill impairment testing in the fourth quarter of 2004, the Company concluded that an impairment of goodwill existed at its property/casualty insurance segment. The Company, with the assistance of an independent appraisal firm, determined that the carrying value of the reporting segment exceeded the fair value of the reporting segment, resulting in a non-cash impairment charge. The fair value of the reporting segment was estimated using the expected present value of future cash flows. As a result of this impairment, the Company recorded non-cash impairment charges in the fourth quarter of 2004 in the aggregate amount of $753,737 (after tax).
(h)	Intangible Asset
Intangible assets represent databases acquired by ALPC. The databases are comprised of municipal code data and related files. Provision for amortization of the databases is based on estimated useful lives of twenty years and is computed on the straight-line method.
As a result of assigning goodwill and intangibles to our reporting segments, in connection with our SFAS No. 142 assessment in 2002, we identified a noncompete agreement in the amount of $120,000 that was included in goodwill and therefore subsequently reclassified to an intangible asset. Provision for amortization is based on a definite life of five years and is computed on the straight-line method.
(i)	Recognition of Revenue and Related Expenses
Ohio Indemnity’s insurance premiums and ceded commissions are earned over the terms of the related insurance policies and reinsurance contracts. For our ULI and GAP products, premiums are earned over the contract period in proportion to the amount of insurance protection provided as the amount of insurance protection declines according to a predetermined schedule. For all other products, premiums are earned pro rata over the contract period. The portion of premiums written applicable to the unexpired portion of insurance policies is recorded in the balance sheet as unearned premiums.
Revenue from ALPC municipal code contracts is recognized on the percentage-of-completion method. Completion is measured based on the percentage of direct labor costs incurred to date compared to estimated direct labor costs for each contract. While we use available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Revenue from code supplements is recognized on the completed-contract method because the typical supplement is completed in a few months.
Commission fee revenues for USA (and Paul Boardway and Associates prior to its dissolution) are recognized when earned based on contractual rates and services provided.
(j)	Deferred Policy Acquisition Costs
Acquisition expenses, mainly commissions and premium taxes, related to unearned premiums are deferred and amortized over the period the coverage is provided. Anticipated losses and other expenses related to those premiums are considered in determining the recoverability of deferred acquisition costs.

(k)	Reserve for Unpaid Losses and Loss Adjustment Expenses
Loss and loss adjustment expense reserves represent our best estimate of the ultimate net cost of all reported and unreported losses incurred through December 31. We do not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and reports received from ceding insurers under assumed reinsurance. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe the reserves for losses and loss adjustment expenses are adequate. The estimates are regularly reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.
(l)	Reinsurance
In the ordinary course of business, we cede and assume reinsurance with other insurers and reinsurers. We report balances pertaining to reinsurance transactions “gross” on the balance sheet, meaning that reinsurance recoverables on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. Ceded reinsurance transactions for the Company represent quota share arrangements for certain lender/dealer customers. In addition, the Company participates in a waste surety program under a quota share arrangement in which the Company assumes and cedes business. As discussed in Note 16 to the Consolidated Financial Statements, the Company assumed bail and immigration bond business through the second quarter of 2004 after which the program was discontinued.
(m)	Experience Rating and Retrospective Premium Adjustments
Certain policies are eligible for premium adjustments based on loss experience. For certain policies, return premiums are calculated and settled on an annual basis. These balances are presented in the accompanying balance sheets as retrospective premium adjustments payable. Certain other policies are eligible for an experience rating adjustment that is calculated and adjusted from period to period and settled upon cancellation of the policy. These balances are presented in the accompanying balance sheets as experience rating adjustments payable. These adjustments are included in the calculation of net premiums earned.
(n)	Contract Funds on Deposit
Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with a cost containment service firm designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Management fees are recognized when earned based on the development of benefit charges. Management fees of $33,710, $114,094 and $749,442 were recognized in 2004, 2003 and 2002, respectively, as a result of this arrangement.
(o)	Depreciation and Amortization
Real estate is stated at cost and depreciated using the straight-line method over thirty-nine years. Property, equipment and computer software are stated at cost and depreciated using the straight-line method over the estimated useful life, ranging from three to five years. Leasehold improvements are capitalized and amortized over the remaining office lease term. Maintenance and repairs are charged directly to expense as incurred.
(p)	Federal Income Taxes
We file a consolidated federal income tax return with our subsidiaries. Accordingly, deferred tax liabilities and assets have been recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years.
(q)	Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company places its cash investments with high credit quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2004 the Company had uninsured cash of $2,941,671.

(r)	Stock Option Accounting
We use the “intrinsic value method” under APB No. 25 and related interpretations in accounting for stock options issued to employees, officers and directors under our equity compensation plans. SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended, was issued by the FASB in 1995 and requires the “fair value method” for recognition of cost on equity compensation plans similar to those used by the Company. Adoption of SFAS No. 123 is optional in 2005 (required in 2006, see Note 1(c) to the Consolidated Financial Statements); however, pro forma disclosures as if we had adopted the fair value method under SFAS No. 123 in 2004, 2003 and 2002 are presented below.

	As Reported			Pro Forma
	2004	2003	2002	2004	2003	2002

Net income (loss)	$(8,500,620)	$3,909,817	$889,613	$(8,589,282)	$3,822,188	$833,754

Basic net income (loss) per share	$(1.72)	$.79	$.16	$(1.74)	$.77	$.16

Diluted net income (loss) per share	$(1.72)	$.77	$.16	$(1.74)	$.76	$.15

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.
(s)	Reclassification
In accordance with SFAS No. 60, the statement of operations reflects experience rating adjustments as part of net premiums earned rather than as a separate expense item on the income statement, as was previously reported during 2003 and 2002. Certain other prior year amounts have been reclassified in order to conform to the 2004 presentation.
(2)	INVESTMENTS
The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities were as follows:

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$1,051,927	$—	$10,427	$1,041,500
Obligations of states and political subdivisions	3,857,946	140,880	6,153	3,992,673

Total held to maturity	4,909,873	140,880	16,580	5,034,173

Available for sale:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	500,000	—	8,750	491,250
Obligations of states and political subdivisions	46,529,714	835,097	85,979	47,278,832
Corporate securities	1,163,640	8,945	6,919	1,165,666
Asset-backed securities	3,573,619	—	23,531	3,550,088
Redeemable preferred stock	1,640,000	13,660	—	1,653,660

Subtotal	53,406,973	857,702	125,179	54,139,496
Equity securities	8,545,757	1,822,539	55,914	10,312,382

Total available for sale	61,952,730	2,680,241	181,093	64,451,878

Total	$66,862,603	$2,821,121	$197,673	$69,486,051

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$437,268	$5,462	$—	$442,730
Obligations of states and political subdivisions	4,434,744	194,351	5,700	4,623,395

Total held to maturity	4,872,012	199,813	5,700	5,066,125

Available for sale:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	1,500,000	4,167	16,719	1,487,448
Obligations of states and political subdivisions	18,660,506	300,654	51,095	18,910,065
Corporate securities	628,966	4,050	1,432	631,584
Asset-backed securities	1,433,162	—	2,392	1,430,770
Redeemable preferred stock	6,400,000	58,282	—	6,458,282

Subtotal	28,622,634	367,153	71,638	28,918,149
Equity securities	7,621,880	2,643,545	29,567	10,235,858

Total available for sale	36,244,514	3,010,698	101,205	39,154,007

Total	$41,116,526	$3,210,511	$106,905	$44,220,132

The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$145,778	$148,073	$10,000	$10,116
Due after one year but less than five years	2,248,259	2,267,492	5,107,799	5,192,340
Due after five years but less than ten years	1,770,368	1,839,228	6,743,426	6,801,289
Due after ten years	745,468	779,380	36,332,129	36,932,003

Subtotal	4,909,873	5,034,173	48,193,354	48,935,748

Asset-backed securities	—	—	3,573,619	3,550,088
Redeemable preferred stock	—	—	1,640,000	1,653,660

Total	$4,909,873	$5,034,173	$53,406,973	$54,139,496

Net investment income for the year ended December 31 is summarized below:

	2004	2003	2002

Fixed maturities	$1,826,432	$1,240,248	$995,619
Equity securities	236,528	255,672	251,787
Short-term investments	225,190	256,450	114,477
Other	25,926	30,468	—
Expenses	(149,961)	(183,774)	(125,745)

Net investment income	$2,164,115	$1,599,064	$1,236,138

The proceeds from sales of available for sale securities were $28,255,910, $38,118,613 and $24,990,022 for the years ended December 31, 2004, 2003 and 2002, respectively.

Pre-tax net realized gains (losses) on investments and changes in unrealized gains (losses) on available for sale investments were as follows for each of the years ended December 31:

	2004	2003	2002

Gross realized gains:
Fixed maturities	$55,923	$236,224	$35,508
Equity securities	1,781,330	869,307	320,661
Other	983	162,094	—

Total gains	1,838,236	1,267,625	356,169

Gross realized losses:
Fixed maturities	69,659	132,574	79,158
Equity securities	138,916	183,161	565,957
Other-than-temporary impairments	535,487	129,729	931,531

Total losses	744,062	445,464	1,576,646

Net realized gains (losses)	$1,094,174	$822,161	$(1,220,477)

Changes in unrealized gains (losses) on available for sale investments:
Fixed maturities	$437,009	$(59,736)	293,520
Equity securities	(847,352)	1,461,371	418,810

Net change in unrealized gains (losses)	$(410,343)	$1,401,635	$712,330

The following table summarizes, for all securities in an unrealized loss position at December 31, 2004, the estimated fair value and pre-tax gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	unrealized
	fair value	loss

Fixed maturities:
0-6 months	$6,928,569	$41,580
7-12 months	6,325,907	53,498
Greater than 12 months	2,697,481	46,681

Total fixed maturities	15,951,957	141,759

Equities:
0-6 months	358,153	16,704
7-12 months	447,800	22,110
Greater than 12 months	429,501	17,100

Total equities	1,235,454	55,914

Total	$17,187,411	$197,673

As of December 31, 2004, the Company had unrealized losses on 58 fixed maturity securities of $141,759, including 31, 18, and 9 securities that maintained an unrealized loss position for 0-6 months, 7-12 months, and greater than 12 months, respectively. All 58 fixed maturity securities had a fair value to cost ratio equal to or greater than 95% as of December 31, 2004.
As of December 31, 2004, the Company had unrealized losses on 11 equity securities of $55,914, including 3, 4, and 4 securities that maintained an unrealized loss position for 0-6 months, 7-12 months, and greater than 12 months, respectively. All 11 equity securities had a fair value to cost ratio equal to or greater than 90% as of December 31, 2004.
The Company continually monitors developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs, including but not limited to: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer-specific; and (3) our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value. There were $535,487, $129,729 and $931,531 in impairment charges included in net realized gain (loss) on investments for the years ended December 31, 2004, 2003 and 2002, respectively. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. As part of the Company’s normal assessment of other-than-temporary impairments of investments, the securities listed above were evaluated and no further impairments were deemed necessary as of December 31, 2004.

At December 31, 2004, investments having a carrying value of $4,513,580 were on deposit with various state insurance departments to meet their respective regulatory requirements.
(3)	DEFERRED POLICY ACQUISITION COSTS
Changes in deferred policy acquisition costs for the year ended December 31 are summarized as follows:

	2004	2003	2002

Deferred, January 1	$4,962,150	$2,653,826	$1,522,533
Additions:
Commissions	7,124,437	5,380,025	1,904,229
Premium tax	397,168	400,315	135,711

Total additions	7,521,605	5,780,340	2,039,940

Amortization to expense	5,259,760	3,472,016	908,647

Deferred, December 31	$7,223,995	$4,962,150	$2,653,826

(4)	UNCOMPLETED CONTRACTS
Revenues earned on uncompleted codification contracts by ALPC were $1,829,586 and $1,625,993 and billings to date on those contracts were $1,707,372 and $1,486,545 at December 31, 2004 and 2003, respectively. The excess of costs and estimated earnings over billings to date are presented in the accompanying balance sheets.
(5)	GOODWILL AND INTANGIBLE ASSETS
There were no changes in the carrying amount of goodwill during 2003. The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2004 are as follows:

	Property/Casualty	Insurance	Municipal
	Insurance	Agency	Code Publishing	Total
Balance at December 31, 2003	$753,737	$—	$—	$753,737
Impairment write-offs	(753,737)	—	—	(753,737)

Balance at December 31, 2004	$—	$—	$—	$—

As part of its annual goodwill impairment testing in the fourth quarter of 2004, the Company concluded that an impairment of goodwill existed at its property/casualty insurance segment. The Company performed impairment testing in accordance with SFAS No. 142. The Company, with the assistance of an independent appraisal firm, determined that the carrying value of the reporting segment exceeded the fair value of the reporting segment, resulting in a non-cash impairment charge. The fair value of the reporting segment was estimated using the expected present value of future cash flows. As a result of this impairment, the Company recorded non-cash impairment charges in the fourth quarter of 2004 in the aggregate amount of $753,737 (after tax).
Intangible assets as of December 31 were as follows:

	December 31, 2004			December 31, 2003
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net
Amortizing intangibles:
Databases	$1,008,773	$(203,440)	$805,333	$1,008,773	$(153,001)	$855,772
Noncompete agreement	120,394	(80,196)	40,198	120,394	(56,118)	64,276

Total intangible assets	$1,129,167	$(283,636)	$845,531	$1,129,167	$(209,119)	$920,048

Amortization expense related to amortizable intangible assets was $74,517, $74,518 and $80,240 during 2004, 2003 and 2002, respectively. The estimated amortization expense of intangible assets for the next five fiscal years ending December 31 is as follows:

2005	$74,518
2006	66,518
2007	50,477
2008	50,439
2009	50,439

$292,391

(6)	NOTES PAYABLE
As of December 31, 2004, we had an unsecured $10,000,000 revolving line of credit with a maturity date of June 30, 2007 with a $500,000 outstanding balance ($0 at December 31, 2003). The revolving credit agreement provides for interest payable quarterly, at an annual rate equal to 0.75% less than the prime rate (4.52% and 3.25% per annum at December 31, 2004 and 2003, respectively). The Company was in compliance with all provisions of our debt covenants at December 31, 2004. The bank that provides the credit line is also a policyholder of the Company.
(7)	LEASE EXPENSES
We routinely lease premises for use as administrative offices, vehicles and office equipment under operating leases for varying periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Effective January 2001, we entered into a new lease for our Columbus, Ohio office space. Under its provisions, no cash payments were due until April 1, 2002. Rent expense is recognized evenly over the lease term ending December 31, 2008. During 2004, ALPC renewed a lease in Cincinnati, Ohio for office space, which will expire on February 28, 2010. Rental expenses under operating leases were $274,300, $271,656 and $303,781 during 2004, 2003 and 2002, respectively.
The future minimum lease payments required under these operating leases for the next five fiscal years ending December 31 are as follows:

2005	$254,205
2006	305,185
2007	322,322
2008	330,218
2009	102,317

$1,314,247

(8)	TRUST PREFERRED DEBT ISSUED TO AFFILIATES
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.44% and 5.18% at December 31, 2004 and 2003, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.61% and 5.21% at December 31, 2004 and 2003, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the period ended December 31, 2004, 2003 and 2002 was $862,256, $538,056 and $33,748, respectively. The Company was in compliance with all provisions of our debt covenants at December 31, 2004.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. The Company adopted FIN 46 on July 1, 2003. Upon adoption, BIC Trust I was deconsolidated effective July 1, 2003 with prior periods reclassified in the consolidated financial statements. The deconsolidation did not have any impact on net income. In accordance with FIN 46, BIC Trust II was not consolidated upon formation in September 2003.
(9)	FEDERAL INCOME TAXES
Deferred income taxes at December 31 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences which give rise to the net deferred tax liability at December 31 are as follows:

	2004	2003

Deferred tax assets:
Unpaid loss and loss adjustment expense reserves	$499,066	$171,539
Unearned premium reserves	1,690,442	1,211,482
Net operating loss carryforward	2,174,085	—
Alternative minimum tax	204,862	—
Other than temporary impairment of investments	40,899	88,245
Deferred ceded commissions	351,876	416,479
Other	205,934	121,596

Subtotal	5,167,164	2,009,341

Deferred tax liabilities:
Net unrealized gains on available for sale securities	(849,711)	(989,227)
Discounting of anticipated salvage and subrogation	(3,944)	(9,609)
Deferred policy acquisition costs	(2,456,158)	(1,687,131)
Accrued dividends receivable	(12,297)	(17,950)
Other	(207,241)	(158,049)

Subtotal	(3,529,351)	(2,861,966)

Net deferred tax asset (liability)	$1,637,813	$(852,625)

Net deferred tax assets and liabilities and federal income tax expense in future years can be materially affected by changes in enacted tax rates or by unexpected adverse events.
The Company has a net operating loss carryforward of $6,394,369 which originated in 2004 and will expire in 2024.
The provision for federal income taxes for the period ended December 31 consists of the following:

	2004	2003	2002

Current expense (benefit)	$(2,416,512)	$1,320,123	$1,175,825
Deferred expense (benefit)	(2,350,920)	294,042	(235,295)

Federal income tax expense (benefit)	$(4,767,432)	$1,614,165	$940,530

The difference between income taxes provided at our effective tax rate and the 34% federal statutory rate for the period ended December 31 is as follows:

	2004	2003	2002

Federal income tax at statutory rate	$(4,511,138)	$1,878,154	$1,137,555
Dividends received deduction and tax exempt interest	(566,581)	(379,099)	(326,397)
Business meals and entertainment	35,042	22,489	20,238
Goodwill impairment	256,271	—	—
Other	18,974	92,621	109,134

Federal income tax expense (benefit)	$(4,767,432)	$1,614,165	$940,530

(10)	BENEFIT PLANS
The Ohio Indemnity Company Employee 401(k) and Profit Sharing Plan (the “401(k) Plan”) is available to full-time employees who meet the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, we match 100% of the qualified employee’s contribution up to 3% of salary and 50% of the qualified employee’s contribution between 3% and 5% of salary. The total cost of the matching contribution was $224,548, $164,057 and $133,353 for the years ended December 31, 2004, 2003 and 2002, respectively.
(11)	STOCK OPTION PLANS
We have stock options outstanding and exercisable at December 31, 2004 under two equity compensation plans, each of which has been approved by our security holders.
The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provides for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determines to whom and when options will be granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 321,400 common shares were outstanding at December 31, 2004 and expire at various dates from 2005 to 2013 and range in option price per share from $2.50 to $6.75. Of the options for 321,400 common shares outstanding, 40,000 have been granted to our non-employee directors and 281,400 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes.
The 2002 Stock Incentive Plan (the “2002 Plan”) provides for awards, including grants of options covering up to an aggregate of 600,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the award. Under the 2002 Plan, options for 329,000 common shares were outstanding at December 31, 2004 and expire at various dates from 2012 to 2014 and range in option price per share from $4.50 to $8.00. All of the options outstanding were granted to employees for compensatory purposes.
Our 1984 Stock Option Plan (the “1984 Stock Option Plan”) was open to all employees of the Company. All options were granted to employees of the Company before May 17, 1994 and had a term of not more than ten years. Under the 1984 Stock Option Plan, no options were outstanding at December 31, 2004.
A summary of the status of our stock options as of December 31, 2004, 2003 and 2002 and changes during the year ended on those dates is presented below:

	2004		2003		2002
		Weighted-average		Weighted-average		Weighted-average
	Shares	exercise price	Shares	exercise price	Shares	exercise price

Outstanding at beginning of year	586,400	$4.81	487,900	$4.73	355,500	$4.81
Granted	129,000	7.11	159,000	5.23	164,000	4.66
Exercised	(56,000)	4.90	(18,000)	4.92	(600)	4.65
Expired	—	—	(20,000)	6.00	—	—
Canceled	(9,000)	4.85	(22,500)	4.95	(31,000)	5.33

Outstanding at end of year	650,400	5.26	586,400	4.81	487,900	4.73

Shares reserved for issuance	917,400		982,400		1,042,900
Options available for future grant	267,000		396,000		555,000
Weighted-average fair value of options granted during the year	$2.4990		$1.7068		$1.7135
The fair value of each option granted during 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 27.10 % for 2004, 27.44 % for 2003 and 28.97% for 2002; (2) risk-free interest rate of 4.26% for options granted May 17, 2004, 3.88% for options granted December 21, 2004, 3.09% for options granted March 14, 2003, 2.82% for options granted May 16, 2003, 2.74% for options granted June 2, 2003, 2.64% for options granted June 3, 2003, 5.00% for options granted May 17, 2002, 4.71% for options granted June 4, 2002, 3.86% for options granted July 26, 2002, 3.48% for options granted October 28, 2002, 3.41% for options granted November 4, 2002,; (3) expected life of six years for all years; and (4) 0% dividend yield for all years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 12/31/04	contractual life (years)	price	at 12/31/04	price

$2.50 - 2.875	14,500	0.90	$2.55	14,500	$2.55
3.375 - 3.875	27,000	1.96	3.84	27,000	3.84
4.00 - 4.85	248,000	5.77	4.57	164,640	4.61
5.00 - 5.375	217,900	7.37	5.24	95,180	5.29
6.00 - 6.75	14,000	6.99	6.07	14,000	6.07
7.04 - 8.00	129,000	9.93	7.11	—	—

2.50 - 8.00	650,400	6.89	5.26	315,320	4.72

(12)	STATUTORY RESTRICTIONS
Generally, Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to the parent in the form of dividends, loans, or advances without the approval of the Department. Under these restrictions, during 2005, dividends, loans or advances in excess of $3,087,967 will require the approval of the Department.
Ohio Indemnity is subject to a Risk Based Capital test applicable to property and casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels at December 31, 2004.
(13)	STATUTORY SURPLUS AND NET INCOME
Ohio Indemnity is statutorily required to file financial statements with state regulatory authorities. The accounting principles used to prepare such statutory financial statements follow prescribed or permitted accounting principles as defined in the National Association of Insurance Commissioners Accounting Practices and Procedures Manual, which principles may differ from GAAP. Permitted statutory accounting practices encompass all accounting practices not so prescribed, but allowed by the Department. Ohio Indemnity has no permitted statutory accounting practices.
As of and for the period ended December 31, Ohio Indemnity’s statutory surplus and net income determined in accordance with accounting practices prescribed by the Department differed from shareholder’s equity and net income determined in accordance with GAAP by the following:

	Shareholder’s Equity/Surplus			Net Income
	2004	2003	2002	2004	2003	2002
Statutory	$30,879,673	$36,293,102	$32,353,218	$(11,300,632)	$2,427,321	$1,751,827
Reconciling items:
Non-admitted assets	586,668	33,682	91,723	—	—	—
Deferred policy acquisition costs	7,223,995	4,962,150	2,653,826	2,261,845	2,308,324	1,131,292
Deferred ceded commissions	(465,457)	(371,323)		(94,134)	(371,323)	—
Deferred taxes	(2,539,073)	(1,660,512)	(1,023,087)	2,004,269	(37,523)	166,270
Unrealized gain on available for sale fixed maturities and redeemable preferred stock	709,323	293,031	355,249	—	—	—
Provision for reinsurance	—	47,000	—	—	—	—
Subsequent capital contribution from parent	(4,200,000)	—	—	—	—	—

GAAP	$32,195,129	$39,597,130	$34,430,929	$(7,128,652)	$4,326,799	$3,049,389

(14)	OTHER COMPREHENSIVE INCOME
The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Year ended December 31, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2004	$1,017,968	$346,109	$671,859
Less: reclassification adjustments for gains realized in net income	1,428,311	485,626	942,685

Net unrealized holding losses	(410,343)	(139,517)	(270,826)

Other comprehensive income (loss)	$(410,343)	$(139,517)	$(270,826)

	Year ended December 31, 2003
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains on securities:
Unrealized holding gains arising during 2003	$2,061,702	$700,979	$1,360,723
Less: reclassification adjustments for gains realized in net income	660,067	224,423	435,644

Net unrealized holding gains	1,401,635	476,556	925,079

Other comprehensive income	$1,401,635	$476,556	$925,079

	Year ended December 31, 2002
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2002	$(321,214)	$(109,213)	$(212,001)
Less: reclassification adjustments for losses realized in net income	(1,033,544)	(351,405)	(682,139)

Net unrealized holding gains	712,330	242,192	470,138

Other comprehensive income	$712,330	$242,192	$470,138

(15)	RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Activity in the reserve for unpaid losses and loss adjustment expenses (“LAE”) is summarized as follows (dollars in thousands):

	2004	2003	2002

Balance at January 1	$14,386	$7,559	$4,873
Less reinsurance recoverables	4,926	283	90

Net Balance at January 1	9,460	7,276	4,783

Incurred related to:
Current year	52,620	35,888	29,121
Prior years	(5,383)	(2,805)	(807)

Total incurred	47,237	33,083	28,314

Paid related to:
Current year	23,680	21,120	21,103
Prior years	4,185	9,779	4,718

Total paid	27,865	30,899	25,821

Net Balance at December 31	28,822	9,460	7,276
Plus reinsurance recoverables	1,944	4,926	283

Balance at December 31	$30,766	$14,386	$7,559

As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and LAE decreased by approximately $5,383,000, $2,805,000 and $807,000 in 2004, 2003 and 2002, respectively, due to favorable development, primarily attributable to the Company’s ULI product line.
At December 31, 2003, discontinued bond program loss reserves, net of anticipated recoveries, were $.4 million. At December 31, 2004, the Company’s loss reserves for the discontinued bond program were approximately $19.2 million. For more information concerning loss and LAE reserves for the discontinued bond program, see Note 16 to the Consolidated Financial Statements.
(16)	REINSURANCE
The Company assumes and cedes reinsurance with other insurers and reinsurers. Such arrangements serve to enhance the Company’s capacity to write business, provide greater diversification, align business partners with the Company’s interests, and/or limit the Company’s maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreement. The ability to collect reinsurance is subject to the solvency of the reinsurers and/or collateral provided under the contract.
Several of our lender/dealer insurance producers have formed sister reinsurance companies, commonly referred to as a producer-owned reinsurance company (“PORC”). The primary reason for an insurance producer to form a PORC is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return for ceding business to the PORC, the Company receives a ceding commission, which is based on a percentage of the premiums ceded.

Such arrangements align business partners with the Company’s interests while preserving valued customer relationships. All of the Company’s lender/dealer ceded reinsurance transactions are PORC arrangements.
Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer’s premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. Under this arrangement, the Company ceded premiums earned of $4,435,659 and $13,331,861 during 2004 and 2003, respectively.
Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer’s premiums (along with the associated risk) was ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $894,717 and $8,124,672 during 2004 and 2003, respectively.
Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with a waste surety bond underwriter whereby the Company assumed and ceded 50% of the applicable business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company assumes 25% and cedes 75% of the applicable business. Under this program, the Company assumed premiums earned of $1,980,492 and ceded premiums earned of $131,051 during 2004.
Beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter of 2004 and no new bonds were issued after June 23, 2004. For a more detailed description of this program, see below.
A reconciliation of direct to net premiums, on both a written and earned basis, for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	written	earned	written	earned	written	earned
Direct	$56,234,221	$54,069,958	$85,697,160	$72,120,769	$46,876,953	$42,687,037
Assumed	4,301,004	2,569,293	367,466	409,024	495,762	411,179
Ceded	(2,126,555)	(6,575,066)	(28,537,419)	(22,457,827)	(835,045)	(507,895)

	$58,408,670	$50,064,185	$57,527,207	$50,071,966	$46,537,670	$42,590,321

The amounts of recoveries pertaining to reinsurance that were deducted from losses incurred during 2004, 2003 and 2002 were $2,465,643, $9,917,371 and $231,998, respectively. During 2004, 2003 and 2002, ceded reinsurance decreased commission expense incurred by $597,927, $6,155,335 and $132,344, respectively.
Discontinued Bond Program
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
During 2004, the Company received multiple demands for payments on bonds from certain insurance carriers. During the first half of 2004, the Company paid net losses of approximately $1.4 million related to the discontinued bond program. In the second quarter of 2004, the Company came to believe that the discontinued bond program was not being operated as it had been represented to the Company by agents of the insurance carriers who had solicited the Company’s participation in the program. As a result, during the second quarter of 2004, the Company ceased paying claims on the discontinued bond program. Also during the second quarter of 2004, Harco National Insurance Company (“Harco”), the then current insurance carrier, asserted control over the bail bond agency. The program was then discontinued by Harco during the second quarter of 2004 and no new bonds were issued after June 23, 2004.

Arbitrations. During the second half of 2004, the Company entered into arbitrations with three of the four insurance carriers participating in the discontinued bond program. There are certain issues that the Company is disputing with respect to the discontinued bond program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during the life of the program; and 4) improper premiums and claims administration. The arbitration proceedings are described in more detail below:
Aegis Arbitration. On August 23, 2004, the Company instituted arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. On August 25, 2004, Aegis made a counter-demand for arbitration whereby a request was made that the Company join an arbitration that was already pending between Aegis and Lloyds Syndicate 1245, one of the other reinsurers participating in the discontinued bond program. On October 15, 2004, the Company agreed to consolidate arbitrations with Aegis and Lloyds Syndicate 1245. During April 2005, Lloyds Syndicate 0183, Lloyds Syndicate 0205 and Lloyds Syndicate 0727 were added to the consolidated arbitration. On August 11, 2005, another reinsurer participating in the program referred to as The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire (“Contributionship”) was ordered to participate in the consolidated arbitration. Through this arbitration, the Company is seeking rescission of the reinsurance agreements, monetary damages for claims that were paid by the Company under the agreements and other appropriate relief. Aegis is seeking to recover certain of its losses from the Company under the reinsurance agreements. This arbitration is proceeding and a hearing is currently scheduled to begin in January 2006.
Sirius Arbitration. On September 21, 2004, Sirius America Insurance Company (“Sirius”), one of the insurance carriers, instituted arbitration against the Company. At the time, Sirius was also in arbitration with Lloyds Syndicate 1245 and subsequently demanded arbitration with Contributionship. The Company and Contributionship advised Sirius that their two arbitrations should be consolidated. Sirius agreed to such consolidation. On June 1, 2005, Contributionship was dismissed from the arbitration based on resolution by settlement between Sirius and Contributionship. Through this arbitration, the Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius is seeking to recover certain of its losses from the Company under the reinsurance agreement. This arbitration is proceeding and a hearing is currently scheduled to begin in August 2006.
Harco Arbitration. On November 3, 2004, Rosemont Reinsurance Ltd., one of the reinsurers participating in the discontinued bond program, instituted arbitration against Harco. On December 2, 2004, Harco made a request that the Company and Contributionship join in this arbitration. On December 22, 2004, the Company agreed to consolidate arbitrations with Rosemont Reinsurance Ltd. and Harco. The Contributionship also agreed to participate in the consolidated arbitration. Through this arbitration, the Company is seeking rescission of the reinsurance agreement and other appropriate relief. Harco is seeking to recover certain of its losses from the Company under the reinsurance agreement. This arbitration is proceeding and a hearing is currently scheduled to begin in June 2006.
The fourth insurance carrier, Highlands Insurance Company (“Highlands”), was placed in receivership during 2003. As of December 31, 2004, no arbitrations have been instituted between the Company and Highlands. If Highlands makes a payment to any bond holder and seeks reimbursement from the Company under the reinsurance agreement, the Company currently intends to assert all of its rights and defenses under the reinsurance agreement including without limitation the right to contest payment and its right to rescission.
Loss and LAE Reserves. At December 31, 2003, discontinued bond program loss reserves, net of anticipated recoveries, were $.4 million. At December 31, 2004, the Company’s loss and LAE reserves for the discontinued bond program were approximately $19.2 million ($15.6 million bail and $3.6 million immigration). As of December 31, 2004, the Company believed certain insurance carriers were in settlement negotiations with the U.S. Department of Homeland Security for their immigration bond obligations and one insurance carrier was in settlement negotiations with the New Jersey Attorney General for its bail bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s recorded loss and LAE reserves at December 31, 2004 take into consideration estimated settlement amounts with these parties as provided by the insurance carriers.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers and/or potential settlements with the insurance carriers; however, because of the subjective nature inherent in assessing the outcome of these matters, management can not estimate the probability of an adverse or favorable outcome as of December 31, 2004. In addition, while outside counsel believes we have legal defenses under the agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of December 31, 2004. As a result, in accordance with

SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at December 31, 2004 without any adjustment for positive arbitration outcomes or potential settlement amounts.
The Company is recording its ultimate loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of December 31, 2004, these reported ultimate incurred losses do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between certain insurance carriers and the U.S. Department of Homeland Security and the New Jersey Attorney General, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
See Note 25 to the Consolidated Financial Statements for subsequent events related to the discontinued bond program.
(17)	RELATED PARTIES
In 1994, we entered into a Split-Dollar Insurance Agreement with a bank, as trustee, for the benefit of an officer and his spouse wife. The bank has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. At December 31, 2004 and 2003, we had loaned the trustee $789,215 and $717,496, respectively, under this agreement for payment of insurance premiums, which is included in loans to affiliates in the accompanying balance sheet. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest from any of the following sources: (1) cash surrender value of the underlying insurance policies; (2) death benefits; and/or (3) the sale of 15,750 common shares of the Company contributed by the officer to the trust.
In February 2000, we entered into a Split-Dollar Insurance Agreement for the benefit of another officer in the face amount of $1,000,000. All premiums paid by the Company in accordance with this agreement are to be repaid, in full, without interest, upon the death, retirement or termination of the officer. The Company paid premiums of $30,000 relating to this agreement; however, the Company is no longer paying premiums under the agreement. At December 31, 2004 and 2003, $30,000 was included in loans to affiliates for payment of insurance premiums in accordance with this agreement.
During 2003, we agreed to repurchase common shares of the Company from an officer and director of the Company concurrent with the issuance of such common shares through exercise of stock options. The $10,812 of payments in 2003 to settle the option grants were recorded as compensation expense.
We share the Company’s executive offices with certain of our consolidated subsidiaries. Rental, equipment and bookkeeping expenses are allocated among them pursuant to management fee agreements.
(18)	CONCENTRATIONS
The Company has the following concentrations of net premiums earned with two separate managing general agents within our property/casualty insurance business segment for the years ended December 31:

	2004	2003	2002

Product — Customer Type
Lender/Dealer-Managing General Agent	$11,081,680	$10,877,002	$9,516,186
Lender/Dealer-Managing General Agent	7,266,209	6,508,717	5,878,719
(19)	COMMON SHARE REPURCHASE PROGRAM
On April 25, 2002, the Board of Directors adopted a common share repurchase program. On May 23, 2002, the Board of Directors increased the aggregate number of common shares available for repurchase under the repurchase program to 700,000 common shares from 600,000 common shares originally approved. The repurchase program expired on December 31, 2003. Through December 31, 2003, we repurchased 699,465 common shares at an average price per share of $5.00 under this program. Repurchases were funded by cash flows from operations and financing activities.

(20)	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:
Short-term investments: The carrying amounts are reasonable estimates of fair value.
Fixed maturities and equity securities: Fair values are based upon quoted market prices or dealer quotes for comparable securities.
Accounts receivable: The carrying amounts are reasonable estimates of fair value.
Notes payable: Rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. As the interest rate adjusts regularly, the carrying amount is a reasonable estimate of fair value.
Trust preferred debt issued to affiliates: Fair value is estimated using discounted cash flow calculations based on interest rates currently being offered for similar obligations with maturities consistent with the obligation being valued. As the interest rate adjusts regularly, the carrying amount is a reasonable estimate of fair value.
The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at December 31:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Assets:
Held to maturity fixed maturities	$4,909,873	$5,034,173	$4,872,012	$5,066,125
Available for sale fixed maturities	54,139,496	54,139,496	28,918,149	28,918,149
Available for sale equity securities	10,312,382	10,312,382	10,235,858	10,235,858
Short-term investments	12,712,577	12,712,577	28,904,680	28,904,680
Cash	3,791,267	3,791,267	2,949,627	2,949,627
Liabilities:
Notes payable	540,198	540,198	53,276	53,276
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
(21)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Our results of operations have varied, and in the future may vary, from quarter to quarter, principally because of fluctuations in our underwriting results. Consequently, quarterly results are not necessarily indicative of full year results, nor are they comparable to the results of other quarters. The following table sets forth certain unaudited quarterly consolidated financial and operating data:

	2004
	First	Second	Third	Fourth
	Quarter	Quarter*	Quarter*	Quarter

Total revenues	$12,806,688	$16,350,722	$14,344,451	$13,902,861
Income (loss) before federal income taxes	1,603,438	(6,014,337)	(5,236,153)	(3,621,000)
Net income (loss)	1,158,593	(3,846,066)	(3,320,829)	(2,492,318)
Net income (loss) per common share:
Basic	.24	(.79)	(.67)	(0.50)
Diluted	.22	(.79)	(.67)	(0.50)

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$11,197,370	$16,150,010	$17,572,834	$11,587,945
Income before federal income taxes	1,437,535	1,622,924	927,856	1,535,667
Net income	1,029,003	1,146,128	750,175	984,511
Net income per common share:
Basic	.21	.23	.15	.20
Diluted	.20	.23	.15	.19
* The second and third quarter 2004 financial information has been restated to correct balance sheet reserves and accrual adjustments for the Company’s discontinued bond program.
(22)	LITIGATION
As discussed in Notes 16 and 25 to the Consolidated Financial Statements, the Company is a party to various arbitration proceedings arising from claims made under reinsurance contracts relating to the discontinued bond program.

In addition to the above, we are involved from time to time in ordinary routine litigation incidental to our business that arises out of or is related to claims made in connection with our insurance policies. We do not believe any of this litigation will have a material adverse effect on the Company’s financial condition or results of operations.
(23)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	2004	2003	2002

Net income (loss)	$(8,500,620)	$3,909,817	$889,613

Income (loss) available to common shareholders, assuming dilution	$(8,500,620)	$3,909,817	$889,613

Weighted-average common shares outstanding	4,950,437	4,941,731	5,376,465
Dilutive effect of outstanding options	—	108,282	34,649

Diluted common shares	4,950,437	5,050,013	5,411,114

Basic net income (loss) per common share	$(1.72)	$.79	$.16
Diluted net income (loss) per common share	$(1.72)	$.77	$.16
(24)	SEGMENT INFORMATION
As described in Note 1 to the Consolidated Financial Statements, the Company has three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material. Segment results for 2004, 2003 and 2002 are as follows:

	December 31, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$51,126,855	$4,005,415	$68,080	$55,200,350
Intersegment revenues	5,880	—	377,893	383,773
Interest revenue	2,266,867	—	349	2,267,216
Interest expense	(262)	1,921	—	1,659
Depreciation and amortization	376,016	93,410	—	469,426
Segment profit (loss)	(11,569,336)	503,702	402,592	(10,663,042)
Federal income tax expense (benefit)	(4,440,684)	180,608	136,212	(4,123,864)
Segment assets	107,524,584	2,687,373	729,932	110,941,889

	December 31, 2003
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$51,203,340	$3,819,221	$3,735	$55,026,296
Intersegment revenues	5,880	—	370,871	376,751
Interest revenue	1,685,726	—	9	1,685,735
Interest expense	549	2,032	—	2,581
Depreciation and amortization	222,280	92,609	—	314,889
Segment profit	6,072,662	457,490	310,813	6,840,965
Federal income tax expense	1,745,863	187,881	106,564	2,040,308
Segment assets	105,342,377	2,551,413	547,206	108,440,996

	December 31, 2002
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$42,530,881	$3,324,037	$8,463	$45,863,381
Intersegment revenues	5,880	—	155,181	161,061
Interest revenue	1,220,686	—	116	1,220,802
Interest expense	15,477	11,420	1,327	28,224
Depreciation and amortization	113,591	100,455	28,000	242,046
Segment profit (loss)	4,141,969	522,636	(141,397)	4,523,208
Federal income tax expense	1,094,048	243,066	18,049	1,355,163
Segment assets	66,692,915	2,153,838	299,257	69,146,010

The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements:

	2004	2003	2002

Revenue

Total revenues for reportable segments	$57,851,339	$57,088,782	$47,245,244
Parent company loss	(62,844)	(203,872)	(207,444)
Elimination of intersegment revenues	(383,773)	(376,751)	(161,061)

Total consolidated revenue	$57,404,722	$56,508,159	$46,876,739

Profit

Total profit (loss) for reportable segments	$(10,663,042)	$6,840,965	$4,523,208
Parent company loss	(2,605,010)	(1,316,983)	(1,211,207)

Income (loss) before income taxes and change in accounting principle	$(13,268,052)	$5,523,982	$3,312,001

Assets

Total assets for reportable segments	$110,941,889	$108,440,996	$69,146,010
Parent company assets	11,096,804	8,122,851	11,950,233
Elimination of intersegment receivables	(4,978,221)	(694,111)	(8,393,039)

Consolidated assets	$117,060,472	$115,869,736	$72,703,204

(25)	SUBSEQUENT EVENTS
In April 2005, the Company was advised of a settlement agreement entered into on April 15, 2005 between the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“DHS”) and Aegis. The agreement has an effective date of January 14, 2005 and covers past and future losses for immigration bonds issued by Aegis. As of December 31, 2004, the Company recorded loss and LAE reserves for immigration bonds in the amount of $3.6 million. Based on this settlement agreement, the Company’s estimated loss and LAE reserves for immigration bonds was $7.5 million at March 31, 2005. In accordance with SFAS No. 60, management recorded the increase in loss and LAE reserves of $3.9 million in the first quarter of 2005 as a change in estimate.
On August 30, 2005, the Company received notice from the Highlands’ Receiver of a global settlement with the New Jersey Attorney General on its remaining bail bond obligations. At December 31, 2004, the Company recorded loss and LAE reserves of $.6 million for Highlands’ bail bonds based on estimated settlement amounts provided by Highlands. Based on actual settlement between Highlands and the New Jersey Attorney General, the Company’s loss and LAE reserves were $3.4 million at September 30, 2005 for Highlands’ bail bonds. In accordance with SFAS No. 60, management recorded the increase in loss and LAE reserves of $2.8 million in the third quarter of 2005 as a change in estimate.
On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers. In November 2005, the Company responded to this demand seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. A hearing date has not yet been scheduled.
Based on information received during the third quarter of 2005, management believes that certain insurance carriers would settle with the Company for less than their respective estimates of ultimate incurred losses as set forth in their loss reports. As a result, at September 30, 2005, management adjusted its loss and LAE reserves for the discontinued bond program based on the estimated settlement values. This resulted in a reduction of $3.1 million to our loss and LAE reserves at September 30, 2005 when compared to the applicable insurance carriers’ respective estimates of ultimate incurred losses at that date. In accordance with SFAS No. 60, management recorded this change in reserves during the third quarter of 2005 as a change in estimate. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60.
In connection with the Aegis arbitration discussed in Note 16 to the Consolidated Financial Statements, on December 8, 2005, the Company filed a motion for partial summary judgment with the Aegis Arbitration Panel (the “Panel”) requesting that the Panel limit the Company’s immigration bond obligation to Aegis to the Company’s proportionate share (15%) of the amount Aegis is obligated to pay to DHS under the Aegis and DHS settlement agreement entered into on April 15, 2005 ($4.0 million). On December 23, 2005, the Panel granted the Company’s motion. As a result, the Company reduced its loss and LAE reserves for the discontinued bond program by $5.5 million during the fourth quarter of 2005. In accordance with SFAS No. 60, management recorded this change in reserves during the fourth quarter of 2005 as a change in estimate.

In addition, on January 18, 2005, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieves the Company from any potential future liabilities with respect to bail and immigration bonds issued by Aegis. As a result of this settlement agreement, the Company reduced its loss and LAE reserves for the discontinued bond program by $.2 million during the first quarter of 2006. In accordance with SFAS No. 60, management recorded this change in reserves during the first quarter of 2006 as a change in estimate.
As disclosed in Note 16 to the Consolidated Financial Statements and above, the Company is currently disputing the discontinued bond program losses in ongoing arbitration proceedings with certain insurance carriers. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
On February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to E&Y withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry initiated in February 2005 was converted to a formal order of private investigation. The SEC stated in its notification letter that this confidential inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security. The investigation is ongoing and the Company continues to cooperate fully with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously reported, on July 12, 2005, the Audit Committee dismissed Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm. Also on July 12, 2005, the Audit Committee engaged Daszkal Bolton LLP (“Daszkal”) as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2001, 2002, 2003, 2004 and 2005.
The following is a description of all “disagreements” described in Item 304(a)(1)(iv) of Regulation S-K and “reportable events” described in Item 304(a)(1)(v) of Regulation S-K that occurred with respect to the Company and E&Y during the period between January 1, 2002 and July 12, 2005.
As previously reported, on February 4, 2005 E&Y advised the Company that, because of developments related to the Company’s discontinued bond program (1) E&Y was withdrawing its audit reports for the years 2001 through 2003 for the Company and its wholly-owned subsidiaries, Ohio Indemnity and ALPC, (2) those audit reports and the completed interim reviews of the Company’s 2004 quarterly filings on Form 10-Q should no longer be relied upon, (3) E&Y was unable to complete the audit of the Company’s 2004 financial statements at that time and (4) the Company’s appointed actuary, who was employed by E&Y, was withdrawing his certification of Ohio Indemnity’s statutory reserves for the years 2001 through 2003.
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
As discussed above, at the time of its dismissal, E&Y believed that material adjustments needed to be recorded in the Company’s previously filed financial statements for the discontinued bond program; however, E&Y did not qualitatively or quantitatively disclose to the Company the material adjustments they believed existed for each of the previously filed financial statements prior to its dismissal. As a result, the Company cannot determine how E&Y would have accounted for or disclosed the discontinued bond program differently from how the Company has accounted for and disclosed the discontinued bond program in this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, including the events described below in this Item 9A, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report.
In addition, there were no changes during the quarter ended December 31, 2004 in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously reported, following E&Y’s withdrawal of its audit reports, the Audit Committee engaged Kirkpatrick & Lockhart to conduct an independent investigation of the concerns raised by E&Y. In its investigation, Kirkpatrick & Lockhart concluded that (1) there was no evidence that management intentionally withheld information from E&Y regarding the discontinued bond program or committed any intentional misconduct and (2) internal control deficiencies existed in the discontinued bond program. The Company believes that the internal control deficiencies identified by Kirkpatrick & Lockhart do not constitute material weaknesses in the Company’s system of internal controls. In response to Kirkpatrick & Lockhart’s findings related to the Company’s internal controls over the discontinued bond program, the Audit Committee engaged Skoda, Minotti & Co. (“Skoda”), an independent accounting firm, to conduct an assessment of the Company’s internal controls over its reinsurance and managing general agent operations (collectively referred to as “third party operations”) and recommend any appropriate changes. On November 11, 2005, Skoda issued its independent accountant’s report on the Company’s internal controls over its third party operations as of June 30, 2005. Skoda concluded that the Company maintained, in all material respects, effective internal controls over its third party operations as of June 30, 2005. As part of its engagement, Skoda made certain recommendations for further enhancements to the Company’s internal controls over its third party operations. The Company expects to implement all recommendations.
In addition, Daszkal issued an unqualified audit report on the Company’s financial statements included as part of this Annual Report on Form 10-K. Prior to issuing its audit report on the Company’s financial statements, Daszkal received a report of Kirkpatrick & Lockhart’s findings. Daszkal concluded that the internal control deficiencies identified by Kirkpatrick & Lockhart do not constitute material weaknesses in the Company’s system of internal controls.
Appearing as exhibits to this Annual Report on Form 10-K are the certifications of the Company’s principal executive officer and the principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 9a contain information concerning the evaluation of the Company’s disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. This Item 9A should be read in conjunction with the certifications for a more complete understanding of the topics presented.
ITEM 9B. OTHER INFORMATION
There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that has not been reported on a Form 8-K.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
The following table sets forth certain information concerning each member of the Company’s Board of Directors:

		Current Position	Director
Name	Age	with Company	Since
Si Sokol	77	Chief Executive Officer, Chairman of the Board, Chairman of Executive Committee	1970

John S. Sokol	43	President, Director	1990

Daniel D. Harkins	75	Director, Chairman of Audit Committee, member of Executive Committee	1981

Saul Sokol	85	Director, member of Executive Committee	1982

William S. Sheley	43	Director, member of Audit Committee, member of Compensation Committee	2000

Matthew D. Walter	36	Director, Chairman of Compensation Committee	2001

Kenton R. Bowen	42	Director, member of Audit Committee	2002

Douglas G. Borror	50	Director, member of Compensation Committee	2004
     Si Sokol has been Chairman of the Board since 1970 and Chief Executive Officer since December 1980. He is also Chairman of the Board and Chief Executive Officer of Ohio Indemnity and has held such positions since January 1976 and June 1999, respectively. He served as President of the Company and Ohio Indemnity from December 1980 until June 1999. He has also been Chairman of the Board of American Legal Publishing Corporation (“ALPC”) since January 1988. Si Sokol currently serves on the Fifth Third Bank Community Advisory Forum. Si Sokol is John S. Sokol’s father and Saul Sokol’s brother.
     John S. Sokol has been President of the Company and Ohio Indemnity since June 1999. He was Executive Vice President of the Company and Ohio Indemnity from June 1996 until June 1999 and Vice President of the Company and Ohio Indemnity from 1993 until June 1996. From 1989 until 1993, John S. Sokol served as an officer for what is now JPMorgan Chase (formerly Manufacturers Hanover and Chemical Bank), a national provider of banking and financial services. John S. Sokol serves on the board of directors of Central Benefits Mutual Insurance Company, a third party administrator of health benefit programs. John S. Sokol is the son of Si Sokol and the nephew of Saul Sokol.
     Daniel D. Harkins is a private investor. Prior to 1987, Mr. Harkins owned and served as President of Ace Beverage Distributing Company. From 1978 until 1980, he served as a consultant for A. T. Kearney, Inc., a management consulting firm. From 1973 until 1978, he served as General Sales Manager and International Sales Manager for several divisions of Ashland Chemical Company.
     Saul Sokol is a private investor. He is a chartered life underwriter and a chartered property/casualty insurance underwriter with the Sokol Insurance Agency. Saul Sokol is a past President of the Columbus Life Underwriter’s Association and the Columbus Chapter of Chartered Property/Casualty Underwriters. He is a member of several local, state and national insurance associations. Saul Sokol has published a book for consumers concerning common insurance related questions. Saul Sokol is the brother of Si Sokol and the uncle of John S. Sokol.
     William S. Sheley has served as Senior Vice President of Marketing for Bank One Retail Group, a national provider of banking and financial services, since January 2001. From January 1999 until January 2001, he served as Chief Technology Officer for Bank One Retail Group. From 1996 until January 1999, Mr. Sheley was Vice President and Division Manager for Bank One’s Transaction Processing Services Group. From 1986 until 1996, he was a Senior Manager within the financial services industry team at Accenture, a management consulting firm.
     Matthew D. Walter has served as the Chairman of the Board and Chief Executive Officer of BoundTree Medical Products, Inc., a provider of medical equipment to the emergency care market, since November 2000. He has also served as Managing Partner of Talisman Capital Partners, a private investment company, since June 2000. From July 1996 until September 2000, Mr. Walter was Vice President and General Manager of National PharmPak, Inc., a subsidiary of Cardinal Health, Inc. Mr. Walter serves on the board of directors of Cardinal Health, Inc., a provider of products and services to the health care industry.
     Kenton R. Bowen has served as President and Director of CallTech Communications, LLC, a technical support and customer service outsourcing company, since 1996. From 1992 until 1996, he was the Vice President of Corporate Finance at Provident Bank, an independent commercial bank. From 1990 until 1992, Mr. Bowen was a Vice President at Bank One, a national provider of banking and financial services. Mr. Bowen serves on the board of directors of Adams Medical Venture, a private medical venture capital company, and serves as a Managing Partner of Weiler-Bowen, Ltd., a real estate development firm.
     Douglas G. Borror has been Chairman of the Board of Dominion Homes, Inc., a regional home builder, since July 1999, Chief Executive Officer of Dominion since September 1992, and President of Dominion since November 2004. He serves on the board of directors of Columbia Gas of Ohio, Inc., a natural gas utility company, and is a member of the Board of Trustees of The Ohio State University.
Pursuant to the Company’s Amended and Restated Code of Regulations, the Board of Directors is comprised of eight directors, each of whom serves until the next annual meeting of shareholders or until his earlier death, resignation or removal. Although the Company is no longer subject to Nasdaq rules, the Board has determined that five of its members qualify as independent directors under the Nasdaq rules. The Board has three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Executive Committee.
The Audit Committee operates pursuant to a written Audit Committee Charter. A copy of the Audit Committee Charter is available on the Company’s website at www.bancins.com. The Company will also provide, free of charge, copies of the Audit Committee Charter upon written request directed to the Company’s Secretary at the Company’s principal executive offices, 250 East Broad Street, Tenth Floor, Columbus, Ohio 43215. The Audit Committee’s purpose is to assist the Board in fulfilling its responsibility for oversight of the quality and integrity of the Company’s accounting, auditing and financial reporting practices. The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk and the Company’s compliance with significant applicable legal, ethical, and regulatory requirements as well as responsibility for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare or issue audit reports on the consolidated financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter. Each member of the Audit Committee qualifies as independent under (1) the applicable SEC rules and (2) the Nasdaq rules. The Board of Directors has determined that Kenton R. Bowen qualifies as an audit committee financial expert as defined in the SEC rules.
The Compensation Committee’s duties include: administering the Company’s 1994 Stock Option Plan and 2002 Stock Incentive Plan; reviewing, considering, and determining all matters concerning salary and other compensation and benefits for the Company’s executive officers; and reviewing, considering, and making recommendations to the Board of Directors concerning executive officer organizational issues and succession plans. Each member of the Compensation Committee qualifies as independent under the Nasdaq rules.
Between meetings of the Board of Directors, the Executive Committee has, to the extent permitted by law, all of the powers and duties of the Board.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board. In addition to Si Sokol, Chairman of the Board and Chief Executive Officer, and John S. Sokol, President, the following persons are executive officers of the Company:
     Daniel J. Stephan, age 44, has served as Senior Vice President of Marketing for Ohio Indemnity since June 2003. He was Vice President of Ohio Indemnity from May 2000 until June 2003. From 1999 until May 2000, he owned and operated Promark Specialty Insurance, an independent insurance agency and consulting firm. From 1997 until 1999, he served as the General

Manager of the Lender Products Division of Markel American Insurance Company, a property/casualty insurance company. From 1993 until 1997, he served as the Product Manager for Progressive Corporation, property/casualty insurance company, where he directed sales and marketing for insurance products and services.
     Stephen J. Toth, age 41, has served as Vice President of Operations for Ohio Indemnity since 1999. He joined Ohio Indemnity in 1989 and served as Assistant Vice President of Ohio Indemnity from 1991 until 1999 and as Administrator of Ohio Indemnity’s Bonded Service Program from 1989 until 1991. From 1986 until 1989, he was employed by the Rockwood Insurance Group, a property/casualty insurance company.
     Matthew C. Nolan, age 30, has served as Chief Financial Officer, Treasurer and Secretary of the Company, Ohio Indemnity and ALPC, and as a Director of ALPC, since July 2004. He joined the Company in April 2003 and served as Manager of Finance & Reporting from April 2003 until July 2004. From 1997 until February 2003, he was employed by KPMG LLP, an independent registered public accounting firm, where he served as an Audit Manger in the financial services sector with a specialized focus in the insurance industry.
     Stephen G. Wolf, age 53, has served as President of ALPC since 1984 and as a Director of ALPC since 2000. Mr. Wolf has held numerous elected and appointed local government positions during the past 25 years, including Councilman and Mayor of the City of Mount Healthy, Ohio. Currently, he serves as City Attorney for the City of Mount Healthy.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common shares to file reports of ownership and changes in ownership of the common shares with the SEC. Based solely on our review of such reports and written representations from reporting persons, the Company believes that, during fiscal year 2004, its executive officers, directors and greater than 10% shareholders complied with such filing requirements.
CODE OF ETHICS
The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that complies with the applicable SEC rules and applies to all employees, officers and directors of the Company and its wholly-owned subsidiaries, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on the Company’s website at www.bancins.com. The Company will also provide, free of charge, copies of the Code of Ethics upon written request directed to the Company’s Secretary at the Company’s principal executive offices, 250 East Broad Street, Tenth Floor, Columbus, Ohio 43215.

ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth the annual and other compensation for the fiscal years ended December 31, 2004, 2003 and 2002 for: (1) the Company’s Chief Executive Officer; and (2) the other four most highly compensated executive officers of the Company.

				Long-Term
		Annual		Compensation
		Compensation(6)		Awards
				Securities	All Other
Name and Principal		Salary	Bonus	Underlying	Compensation
Position	Year	($)	($)	Options (#)	($)
Si Sokol	2004	301,154	32,573	—	85,919	(1)
Chairman and	2003	301,154	50,000	—	83,719	(1)
Chief Executive Officer	2002	301,154	50,000	—	82,319	(1)

John S. Sokol	2004	286,409	32,573	100,000	14,200	(2)
President	2003	264,259	102,191	100,000	12,000	(2)
	2002	240,414	92,631	100,000	10,600	(2)

Daniel J. Stephan	2004	148,768	22,315	10,000	11,951	(3)
Senior Vice President of	2003	142,295	109,013	15,000	10,618	(3)
Marketing of Ohio	2002	135,519	75,000	15,000	8,529	(3)
Indemnity

Stephen J. Toth	2004	99,924	15,808	5,000	7,246	(4)
Vice President of	2003	94,290	28,907	5,000	5,863	(4)
Operations of Ohio	2002	89,493	18,316	5,000	5,697	(4)
Indemnity

Stephen G. Wolf	2004	94,846	8,286	—	7,365	(5)
President of ALPC	2003	89,865	13,864	5,000	5,710	(5)
	2002	84,868	22,486	—	5,645	(5)

(1)	With respect to Si Sokol, “All Other Compensation” includes: (a) the Company’s matching contribution under the Ohio Indemnity Company Employee 401(k) and Profit Sharing Plan (the “401(k) Plan”) in the amount of $14,200, $12,000, and $10,600 for the 2004, 2003 and 2002 fiscal years, respectively; and (b) $3,728, $2,574 and $2,185 for the 2004, 2003 and 2002 fiscal years, respectively, for the term portion of the premium for a split dollar life insurance policy for the benefit of Si Sokol and his wife; and (c) $67,991, $69,145, and $69,534 for the 2004, 2003 and 2002 fiscal years, respectively, for the whole life portion of the premium for such split dollar life insurance policy.

(2)	With respect to John S. Sokol, “All Other Compensation” consists of the Company’s matching contribution under the 401(k) Plan. Does not include dues and expenses paid by the Company related to membership in professional organizations of $12,870, $27,398 and $5,816 for the 2004, 2003 and 2002 fiscal years, respectively.

(3)	With respect to Daniel J. Stephan, “All Other Compensation” consists of the Company’s matching contribution under the 401(k) Plan.

(4)	With respect to Stephen J. Toth, “All Other Compensation” consists of the Company’s matching contribution under the 401(k) Plan.

(5)	With respect to Stephen G. Wolf, “All Other Compensation” consists of the Company’s matching contribution under the 401(k) Plan.

(6)	Does not include certain perquisites provided to certain executive officers including: additional memberships and fees for country and/or social clubs and a monthly automobile allowance. The aggregate of all perquisites received by the executive officers during 2004, 2003 and 2002 did not exceed the lesser of $50,000 or 10% of the executive officer’s total salary and bonus for that year.

OPTION GRANTS IN LAST FISCAL YEAR
The following table sets forth certain information regarding options granted to the executive officers named in the Summary Compensation Table during the 2004 fiscal year:

	Individual Grants(1)				Potential Realizable
Value at Assumed
	Number of				Annual Rates of
	Securities	% of Total			Stock Price
	Underlying	Options Granted	Exercise		Appreciation for
	Options	to Employees in	Price	Expiration	Option Term (3)
Name	Granted(#)	Fiscal Year	($/Sh)(2)	Date	5% ($)	10% ($)
Si Sokol	—	—	—	—	—	—

John S. Sokol	100,000	77.52%	7.04	12/20/14	442,742	1,121,995

Daniel J. Stephan	10,000	7.75%	8.00	5/16/14	50,312	127,499

Stephen J. Toth	5,000	3.88%	7.04	12/20/14	22,137	56,100

Stephen G. Wolf	—	—	—	—	—	—

(1)	All options were granted pursuant to the Company’s 2002 Stock Incentive Plan and vest 20% per year over the first five years after the date of grant.

(2)	Pursuant to the Company’s 2002 Stock Incentive Plan, the exercise price for all options granted during the 2004 fiscal year is the fair market value of the Company’s common shares on the date of grant (i.e., the closing sales price of the common shares on the Nasdaq National Market on that date).

(3)	The dollar amounts in these columns are the product of (a) the difference between (i) the product of the per share market price on the date of grant and the sum of one plus the assumed rate of appreciation (5% and 10%)compounded annually over the term of the option (ten years)) and (ii) the per share market price on the date of grant and (b) the number of common shares underlying the grant.
AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
The following table sets forth certain information regarding options exercised during the 2004 fiscal year and the year end values of unexercised options held by the executive officers named in the Summary Compensation Table.

			Number of Shares		Value of
			Underlying		Unexercised
			Unexercised		In-The-Money
	Shares	Value	Options at Fiscal		Options at Fiscal
	Acquired on	Realized	Year End (#)		Year End ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Si Sokol	—	—	50,000	—	128,500	—

John S. Sokol	10,000	29,100	200,000	200,000	529,975	267,400

Daniel J. Stephan	—	—	39,000	26,000	102,530	43,540

Stephen J. Toth	—	—	21,500	11,000	57,985	16,040

Stephen G. Wolf	—	—	6,000	4,000	14,900	9,000

(1)	Represents the total gain which would be realized if all in-the-money options held at December 31, 2004 were exercised on that date, which total gain equals the product of (a) the number of common shares underlying the options and (b) the difference between the closing price of the common shares on the Nasdaq National Market on December 31, 2004 ($7.32) and the exercise price of such options.
EMPLOYMENT AGREEMENT
Ohio Indemnity and Daniel J. Stephan are parties to an employment agreement dated May 17, 2000 that expires on May 17, 2006. Under the employment agreement, Mr. Stephan is entitled to receive: (1) an annual salary of at least $120,000; (2) an annual incentive bonus (equal to 15% to 100% of his then current annual salary); and (3) five annual grants of options to purchase 10,000 Common Shares. If

Mr. Stephan’s employment is terminated as a result of his death, “permanent disability” or “without cause” (each as defined in the employment agreement), Mr. Stephan will receive certain severance benefits that may include payment of his then current annual salary and a bonus (capped at 15% of his then current annual salary) and continued group health insurance benefits, each for a period of up to the remainder of the term of the employment agreement, depending on the reason for the termination. Upon the occurrence of a “change of control” (as defined in the employment agreement), Mr. Stephan has the right to terminate the employment agreement and receive: (1) a lump sum payment equal to 230% of his then current annual salary; (2) continued group health insurance benefits for a period of 24 months; and (3) certain other miscellaneous benefits. In addition, in the event of his termination “without cause” or upon a “change of control,” all options previously granted to Mr. Stephan will vest, and he will be granted such number of fully vested options to enable him to acquire 50,000 common shares of the Company in the aggregate (taking into account all options that he then holds). Upon expiration of the employment agreement, the Company expects that Mr. Stephan will continue in his current position with the Company on an at will basis.
COMPENSATION OF DIRECTORS
As payment for serving on the Board of Directors and any of its committees, each non-employee director receives an annual $1,000 retainer plus $500 for each Board meeting attended and $500 for each committee meeting attended. For the 2005 fiscal year, the cash retainer portion of the compensation payable to each member of the Audit Committee was increased from an annual cash retainer of $1,000 to a quarterly cash retainer of $2,500 (or in the case of the Chairman of the Audit Committee, a quarterly cash retainer of $5,000). Provided that in no event shall the total compensation paid to any member of the Audit Committee exceed $20,000 (or in the case of the Chairman of the Audit Committee, $40,000) during 2005 for his service on the Board and any of its committees. Each director of the Company also serves as a director of Ohio Indemnity and receives no additional compensation therefore. Employee directors receive no additional compensation from the Company or Ohio Indemnity for serving as directors.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Company’s Compensation Committee with respect to the 2004 fiscal year was comprised of three members: Daniel D. Harkins (until July 1, 2004), Douglas G. Borror (from July 1, 2004), William S. Sheley and Matthew D. Walter. None of such members is or was formerly an officer or employee of the Company or any of its subsidiaries. During the 2004 fiscal year, there were no interlocking relationships between any executive officers of the Company and any entity whose directors or executive officers served on the Company’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth the number of our common shares issuable upon exercise of outstanding options, warrants and rights under our equity compensation plans, the weighted-average exercise price of the outstanding options, warrants and rights under our equity compensation plans and the number of our common shares remaining available for future issuance under our equity compensation plans, each as of December 31, 2004. Each of our equity compensation plans has been approved by our shareholders.

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	650,400	$5.26	267,000

Equity compensation plans not approved by security holders	None	None	None

Total	650,400	$5.26	267,000

PRINCIPAL SHAREHOLDERS
The following table sets forth the beneficial ownership of our common shares as of December 20, 2005 (except as otherwise noted) by: (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common shares; (2) each of the Company’s directors and executive officers named in the Summary Compensation Table; and (3) the directors and executive officers of the Company as a group.

Name	Number of Common		Percent
of Beneficial	Shares Beneficially		of
Owner	Owned(1)		Class
Si Sokol	2,425,468	(2, 3, 7)	48.29%
Barbara K. Sokol	2,425,468	(2, 4)	48.29%
John S. Sokol	2,157,013	(2, 5, 7)	41.54%
Douglas G. Borror	—		—
Kenton R. Bowen	12,000	(7)	(8)
Daniel D. Harkins	59,150	(7)	1.19%
William S. Sheley	11,000	(7)	(8)
Saul Sokol	268,337	(6, 7)	5.38%
Matthew D. Walter	31,000	(7)	(8)
Daniel J. Stephan	39,000	(7)	(8)
Stephen J. Toth	23,500	(7)	(8)
Stephen G. Wolf	6,000	(7)	(8)
Matthew C. Nolan	1,600	(7)	(8)
All directors and executive officers as a group (12 persons)	3,284,068		61.35%

Dimensional Fund Advisors Inc.	268,055	(9)	5.39%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401

(1)	Except as otherwise noted, the beneficial owners have sole voting and dispositive power over the common shares shown.

(2)	Falcon Equity Partners, L.P., an Ohio limited partnership (“Falcon Equity Partners”) whose sole partners are members of the Si Sokol family, owns of record 1,750,000 common shares. Si Sokol and Barbara K. Sokol each own a 35.7 percentage interest in Falcon Equity Partners and their children, John S. Sokol, James K. Sokol and Carla A. Sokol, each own a 9.5 percentage interest in Falcon Equity Partners. As the sole managing general partner, Si Sokol has sole power to dispose or direct the disposition of the Common Shares owned of record by Falcon Equity Partners. As the general partners, Si Sokol, Barbara K. Sokol and John S. Sokol share the power to vote or direct the vote with respect to the common shares owned of record by Falcon Equity Partners.

(3)	1,750,000 of these common shares are beneficially owned by Si Sokol as the sole managing general partner and a general partner of Falcon Equity Partners, as more fully described in note (2) above. 314,476 of these common shares are owned of record or through a broker by Si Sokol. 310,992 of these common shares are owned of record or through a broker by Barbara K. Sokol, Si Sokol’s wife, as more fully described in note (4) below. Si Sokol disclaims beneficial ownership of the common shares owned by Barbara K. Sokol.

(4)	1,750,000 of these common shares are beneficially owned by Barbara K. Sokol as a general partner of Falcon Equity Partners, as more fully described in note (2) above. 310,992 of these common shares are owned of record or through a broker by Barbara K. Sokol. 314,476 of these common shares are owned of record or through a broker by Si Sokol, Barbara K. Sokol’s husband, as more fully described in note (3) above. Barbara K. Sokol disclaims beneficial ownership of the common shares owned by Si Sokol.

(5)	1,750,000 of these common shares are beneficially owned by John S. Sokol as a general partner of Falcon Equity Partners, as more fully described in note (2) above. 165,316 of these common shares are owned of record or through a broker by John S. Sokol. 19,597 of these common shares are held by John S. Sokol, as custodian for his minor children. 2,100 of these common shares are owned of record or through a broker by John S. Sokol’s wife as to which he disclaims beneficial ownership.

(6)	Saul Sokol is the sole trustee of The Saul Sokol and Phyllis D. Sokol Family Trust, which trust holds 252,337 common shares and is for the benefit of their children. As the sole trustee, Saul Sokol is empowered to exercise all rights with regard to such common shares, revoke the trust and amend the trust.

(7)	Includes 50,000, 220,000, 10,000, 16,000, 6,000, 6,000, 2,000, 39,000, 23,500, 6,000 and 1,600 common shares that underlie currently exercisable options or options exercisable within 60 days of December 20, 2005 held by Si Sokol, John S. Sokol, Daniel D. Harkins, Saul Sokol, William S. Sheley, Matthew D. Walter, Kenton Bowen, Daniel J. Stephan, Stephen J. Toth, Stephen G. Wolf and Matthew C. Nolan, respectively.

(8)	Represents ownership of less than 1% of the outstanding common shares.

(9)	Based on the information set forth in a Schedule 13G dated February 9, 2005, which was filed by Dimensional Fund Advisors Inc., a registered investment advisor, on behalf of its advisory clients.
The address of each of Si Sokol, Barbara K. Sokol, John Sokol and Saul Sokol is 250 East Broad Street, tenth floor, Columbus, Ohio 43215.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On April 14, 2005, the Company entered into separate Undertaking Agreements (collectively, the “Undertaking Agreements”) with each of Si Sokol, Chief Executive Officer of the Company, John S. Sokol, President of the Company, and Sally J. Cress, former Secretary and Treasurer of the Company. Pursuant to the Undertaking Agreements, the Company agreed to advance to Si Sokol, John S. Sokol and Sally J. Cress such legal fees and expenses (not to exceed $50,000, $50,000 and $17,500, respectively, without the approval of the Company’s disinterested directors) as are actually and reasonably incurred by them in connection with the Audit Committee’s investigation relating to E&Y’s withdrawal of its audit reports for the years 2001 through 2003 for the Company. Each of Si Sokol, John S. Sokol and Sally J. Cress agreed in his or her Undertaking Agreement to repay the amount of any advancements made by the Company pursuant to his or her Undertaking Agreement if the Company’s disinterested directors determine that he or she failed to reasonably and in good faith cooperate with the Company, its Audit Committee and the professional advisors retained by the Audit Committee in connection with such investigation.
On October 17, 2005, the Company and Sally J. Cress entered into a First Amendment to Undertaking Agreement (the “First Amendment”) which amended her Undertaking Agreement to (a) encompass legal fees and expenses incurred by her in connection with the Audit Committee’s investigation and the SEC Investigation relating to the Company and (b) increase the maximum amount that may be advanced to her under the Undertaking Agreement from $17,500 to $35,000.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT AUDITOR FEES
The following table sets forth the aggregate fees billed by Daszkal for the fiscal years ended December 31, 2004 and 2003.

	2004	2003
Audit Fees(1)	$101,000	$92,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$101,000	$92,000

(1)	Audit Fees — These are fees for professional services performed by Daszkal for the audit of the Company’s annual consolidated financial statements and review of the consolidated financial statements included in the Company’s Form 10-Q/A filings for the quarterly periods ended June 30, 2004 and September 30, 2004.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”), which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the Company’s independent auditor are to be pre-approved. Under the Pre-Approval Policy, the Audit Committee pre-approves a list of audit and non-audit services proposed to be provided by our independent auditor for the fiscal year prior to the engagement of the independent auditor. The Audit Committee must separately pre-approve all audit and non-audit services to be performed by the independent auditors that are not within the scope of the pre-approved list of services for that fiscal year.
Under the Pre-Approval Policy, the Chairman of the Audit Committee has been delegated the authority to pre-approve when the entire committee is unable to do so. The Chairman must report all such pre-approvals to the entire Audit Committee at the next scheduled committee meeting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)  The following documents are filed as a part of this report:

		Page in this
		Report

(1)	Financial Statements

	The following financial statements, which are included in Item 8 of Part II of this report:

	Report of Independent Registered Public Accounting Firm	26

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	27

	Consolidated Balance Sheets as of December 31, 2004 and 2003	28

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	30

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	31

	Notes to Consolidated Financial Statements	32

(2)	Financial Statement Schedules

	The following financial statement schedules are included in this Item 15 of Part IV of this report:

	Schedule I — Summary of investments — other than investments in related parties	66

	Schedule II — Condensed financial information of Bancinsurance Corporation (Parent Company Only)	67

	All other schedules are omitted because of the absence of conditions under which they are required or the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits

	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K.”

3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4(a)	Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(c)	Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(d)	Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(e)	Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(f)	Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).

4(g)	Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(h)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(i)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(j)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(k)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(l)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(m)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#	Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10(c)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10(d)#	Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

10(e)#	Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

10(f)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Si Sokol (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(g)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(h)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(i)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).

21*	Subsidiaries of the Registrant as of December 31, 2004.

23(a)*	Consent of Daszkal Bolton LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
(b)	Exhibits

See Item 15(a)(3).

(c)	Financial Statement Schedules

See Item 15(a)(2).

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule I — SUMMARY OF INVESTMENTS — OTHER
THAN INVESTMENT IN RELATED PARTIES
December 31, 2004

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Estimated	Amount at which
		fair	shown in the
		value	balance sheet

Held to maturity:
Fixed maturities:
Governments	$1,051,927	$1,041,500	$1,051,927
States, territories and possessions	707,372	738,027	707,372
Political subdivisions	2,084,321	2,147,402	2,084,321
Special revenue and assessments	1,066,253	1,107,244	1,066,253

Total held to maturity	4,909,873	5,034,173	4,909,873

Available for sale:
Fixed maturities:
Governments	500,000	491,250	491,250
States, territories and possessions	3,821,927	3,896,058	3,896,058
Political subdivisions	2,227,673	2,295,966	2,295,966
Special revenue and assessments	40,480,114	41,086,808	41,086,808
Industrial and miscellaneous	1,163,640	1,165,666	1,165,666
Asset-backed securities	3,573,619	3,550,088	3,550,088
Redeemable preferred stock	1,640,000	1,653,660	1,653,660

Total available for sale fixed maturities	53,406,973	54,139,496	54,139,496

Equity securities:
Nonredeemable preferred stock:
Public utilities	585,055	577,804	577,804
Banks, trusts and insurance companies	1,099,190	1,385,620	1,385,620
Industrial and miscellaneous	151,800	143,880	143,880

Common stock:
Public utilities	152,794	191,929	191,929
Banks, trusts and insurance companies	2,981,852	3,486,727	3,486,727
Industrial and miscellaneous	3,575,066	4,526,422	4,526,422

Total available for sale equity securities	8,545,757	10,312,382	10,312,382

Short-term investments	12,712,577	12,712,577	12,712,577
Other invested assets	715,000	337,064	715,000

Total investments	$80,290,180	$82,535,692	$82,789,328

(1)	Original cost of equity securities, adjusted for any write downs, and, as to fixed maturities and short-term investments, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
Assets

Cash	$196,950	$51,978

Unaffiliated investments	4,456,457	4,227,772

Investments in subsidiaries (at equity)	35,261,696	42,874,293

Federal income tax recoverable	3,688,228	—

Receivable from subsidiaries, net	—	480,006

Other	2,755,169	2,510,383

	46,358,500	50,144,432

Liabilities and Shareholders’ Equity

Note payable to bank	500,000	—

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Federal income tax payable	—	511,091

Payable to subsidiaries, net	4,918,119	—

Other	629,093	803,313

Shareholders’ equity	24,846,288	33,365,028

	$46,358,500	$50,144,432

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
Other income	$406,318	$388,406	$138,285
Dividends from subsidiaries	—	—	1,290,000
Interest expense	(892,804)	(538,667)	(104,144)
General and administrative expenses	(1,364,788)	(1,165,677)	(1,246,394)

Income (loss) before tax benefit and equity in earnings of subsidiaries	(1,851,274)	(1,315,938)	77,747

Income tax benefit	643,568	426,143	368,232

Income (loss) before equity in earnings of subsidiaries	(1,207,706)	(889,795)	445,979

Equity in undistributed earnings of subsidiaries	(7,292,914)	4,799,612	443,634

Net income (loss)	$(8,500,620)	$3,909,817	$889,613

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(8,500,620)	$3,909,817	$889,613
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net earnings of subsidiaries	7,292,914	(4,799,612)	(443,634)
Net realized (gains) losses on disposal of furniture and equipment	(183)	—	6,014
Net realized (gains) losses on sale of investments	286,313	(164,674)	186,934
Depreciation and amortization	147,428	143,025	69,415
Deferred federal income tax benefit	(306,506)	139,762	(83,752)
Change in operating assets and liabilities:
Notes receivable	58,664	57,109	205,071
Loans to affiliates	(71,719)	(71,719)	(71,719)
Accounts receivable/payable from/to subsidiaries	5,398,125	(413,090)	(271,844)
Other assets	(3,731,229)	225,393	(1,141,111)
Other liabilities	(685,312)	283,870	(35,963)

Net cash used in operating activities	(112,125)	(690,119)	(690,976)

Cash flows from investing activities:
Proceeds from available for sale fixed maturities sold, redeemed or matured	764,257	174,250	—
Proceeds from available for sale equity securities sold	735,683	677,083	—
Cost of investments purchased:
Available for sale fixed maturities	(964,535)	(958,062)	—
Available for sale equity securities	(859,367)	(2,512,513)	—
Other	(171,646)	(1,137,855)	—

Net cash used in investing activities	(495,608)	(3,757,097)	—

Cash flows from financing activities:
Proceeds from note payable to bank	3,500,000	5,900,000	20,040,000
Repayments of note payable to bank	(3,000,000)	(8,000,000)	(23,540,000)
Proceeds from stock options exercised	252,705	—	2,789
Acquisition of treasury stock	—	(371,706)	(3,852,611)
Proceeds from issuance of trust preferred debt to affiliates	—	7,000,000	8,000,000

Net cash provided by financing activities	752,705	4,528,294	650,178

Net increase (decrease) in cash	144,972	81,078	(40,798)

Cash (overdraft) at beginning of year	51,978	(29,100)	11,698

Cash (overdraft) at end of year	$196,950	$51,978	$(29,100)

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$884,457	$539,390	$69,768

Income taxes	$1,782,807	$600,000	$1,988,102

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancinsurance Corporation

Dated: January 25, 2006	By	/s/ Si Sokol
Si Sokol
Chairman of Board of Directors
and Chief Executive Officer
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 25, 2006	/s/ Si Sokol	Dated: January 25, 2006	/s/ John S. Sokol

	Si Sokol		John S. Sokol
	Chairman of Board of Directors		President and Director
and Chief Executive Officer
(Principal Executive Officer)

Dated: January 25, 2006	/s/ Kenton R. Bowen	Dated: January 25, 2006	/s/ Daniel D. Harkins

	Kenton R. Bowen		Daniel D. Harkins
	Director		Director

Dated: January 25, 2006	/s/ William S. Sheley	Dated: January 25, 2006	/s/ Saul Sokol

	William S. Sheley		Saul Sokol
	Director		Director

Dated: January 25, 2006	/s/ Matthew D. Walter	Dated: January 25, 2006	/s/ Douglas G. Borror

	Matthew D. Walter		Douglas G. Borror
	Director		Director

Dated: January 25, 2006	/s/ Matthew C. Nolan
Matthew C. Nolan
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

INDEX OF EXHIBITS
The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4(a)	Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(c)	Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(d)	Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(e)	Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(f)	Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).

4(g)	Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(h)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(i)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

Exhibit No.	Description
4(j)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(k)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(l)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(m)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#	Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10(c)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10(d)#	Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

10(e)#	Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

10(f)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Si Sokol (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(g)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(h)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(i)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).

21*	Subsidiaries of the Registrant as of December 31, 2004.

23(a)*	Consent of Daszkal Bolton LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.