Form 10-Q
period 2005-03-31
BANCINSURANCE CORP
filed 2006-01-25
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of December 20, 2005 was 4,972,700.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
EXPLANATORY NOTE
This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the “Form 10-Q”) should be read together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the year ended December 31, 2004, and Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2005 and September 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q and, in the case of the Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2005 and September 30, 2005, reflect developments and subsequent events occurring after March 31, 2005.
Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Net premiums earned	$12,647,136	$10,971,647
Net investment income	634,195	410,835
Net realized gains on investments	374,298	343,872
Codification and subscription fees	837,622	993,461
Management fees	—	32,997
Other income	62,954	53,876

Total revenues	14,556,205	12,806,688

Expenses:
Losses and loss adjustment expenses (“LAE”)	5,537,980	6,225,285
Discontinued bond program losses and LAE	3,653,507	90,341
Commission expense	2,817,014	2,112,529
Other insurance operating expenses	2,577,313	1,335,783
Codification and subscription expenses	656,134	990,837
General and administrative expenses	(5,605)	221,872
Interest expense	254,583	226,603

Total expenses	15,490,926	11,203,250

Income (loss) before federal income taxes	(934,721)	1,603,438

Federal income tax expense (benefit)	(473,338)	444,845

Net income (loss)	$(461,383)	$1,158,593

Net income (loss) per common share:
Basic	$(.09)	$.24

Diluted	$(.09)	$.22

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $4,954,065 in 2005 and $5,034,173 in 2004)	$4,900,637	$4,909,873
Available for sale:
Fixed maturities, at fair value (amortized cost $46,354,382 in 2005 and $53,406,973 in 2004)	46,815,657	54,139,496
Equity securities, at fair value (cost $10,169,697 in 2005 and $8,545,757 in 2004)	11,490,630	10,312,382
Short-term investments, at cost which approximates fair value	14,774,789	12,712,577
Other invested assets	715,000	715,000

Total investments	78,696,713	82,789,328

Cash	2,464,561	3,791,267
Premiums receivable	9,164,025	7,911,379
Accounts receivable, net	587,124	710,525
Reinsurance recoverables	1,138,029	1,943,602
Prepaid reinsurance premiums	2,949,163	2,859,710
Deferred policy acquisition costs	8,922,898	7,223,995
Estimated earnings in excess of billings on uncompleted codification contracts	198,205	182,441
Loans to affiliates	834,007	836,022
Intangible assets, net	826,901	845,531
Accrued investment income	737,095	887,467
Current federal income taxes	3,629,386	3,688,228
Deferred federal income taxes	2,354,912	1,637,813
Taxes, licenses and fees receivable	206,555	72,520
Other assets	1,821,315	1,680,644

Total assets	$114,530,889	$117,060,472

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
	2005	2004
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	$8,950,609	$11,563,111
Discontinued bond program reserve for unpaid losses and LAE	22,855,416	19,203,356
Unearned premiums	31,188,798	27,719,148
Ceded reinsurance premiums payable	783,844	493,963
Experience rating adjustments payable	323,657	1,456,403
Retrospective premium adjustments payable	2,051,190	7,276,225
Funds held under reinsurance treaties	1,157,854	1,253,796
Contract funds on deposit	886,302	811,358
Deferred ceded commissions	1,015,289	1,034,931
Commissions payable	3,079,606	4,022,811
Billings in excess of estimated earnings on uncompleted codification contracts	62,816	60,227
Notes payable	40,678	540,198
Other liabilities	2,760,942	1,313,657
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	90,622,001	92,214,184

Commitments and contingencies

Shareholders’ equity:

Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at March 31, 2005 and December 31, 2004, 4,972,700 shares outstanding at March 31, 2005 and December 31, 2004	1,794,141	1,794,141
Additional paid-in capital	1,336,073	1,336,073
Accumulated other comprehensive income	1,173,422	1,649,439
Retained earnings	25,377,329	25,838,712

	29,680,965	30,618,365
Less: Treasury shares, at cost (1,197,641 common shares at March 31, 2005 and December 31, 2004)	(5,772,077)	(5,772,077)

Total shareholders’ equity	23,908,888	24,846,288

Total liabilities and shareholders’ equity	$114,530,889	$117,060,472

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(461,383)	$1,158,593
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized gains on investments	(374,298)	(343,872)
Depreciation and amortization	152,332	76,867
Deferred federal income tax (benefit) expense	(473,338)	9,945
Change in assets and liabilities:
Premiums receivable	(1,252,646)	2,191,306
Accounts receivable, net	123,401	165,482
Reinsurance recoverables	805,573	1,236,991
Prepaid reinsurance premiums	(89,453)	2,080,031
Deferred policy acquisition costs	(1,698,903)	(316,234)
Other assets, net	(85,088)	152,701
Reserve for unpaid losses and LAE	1,039,558	(2,568,997)
Unearned premiums	3,469,650	(678,273)
Ceded reinsurance premiums payable	289,881	(1,721,963)
Experience rating adjustments payable	(1,132,746)	1,700,330
Retrospective premium adjustments payable	(5,225,035)	(3,592,791)
Funds held under reinsurance treaties	(95,942)	(942,923)
Contract funds on deposit	74,944	1,053,904
Deferred ceded commissions	(19,642)	(248,031)
Other liabilities, net	507,148	(1,346,532)

Net cash used in operating activities	(4,445,987)	(1,933,466)

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	5,000	10,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	15,719,094	3,264,762
Proceeds from available for sale equity securities sold	6,088,556	7,117,269
Cost of investments purchased:
Available for sale fixed maturities	(8,772,939)	(4,454,875)
Equity securities	(7,326,538)	(2,006,721)
Net change in short-term investments and other invested assets	(2,062,212)	(2,547,705)
Purchase of land, property and leasehold improvements	(31,680)	—

Net cash provided by investing activities	3,619,281	1,382,730

Cash flows from financing activities:
Proceeds from note payable to bank	—	3,000,000
Repayments of note payable to bank	(500,000)	(2,400,000)

Net cash provided by (used in) financing activities	(500,000)	600,000

Net increase (decrease) in cash	(1,326,706)	49,264
Cash at December 31	3,791,267	2,949,627

Cash at March 31	$2,464,561	$2,998,891

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$253,995	$225,590

Federal income taxes	$—	$455,000

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation
We prepared the consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the consolidated statements of cash flows for three months ended March 31, 2005 and 2004, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of Bancinsurance Corporation and its subsidiaries as of March 31, 2005 and for all periods presented have been made.
We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited consolidated financial statements together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2005 and September 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results of operations for the full 2005 year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, the statements of operations reflect experience rating adjustments as part of net premiums earned rather than as a separate expense item, as was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Certain other prior year amounts have been reclassified in order to conform to the 2005 presentation.
This Form 10-Q reflects corrections to the Company’s stock option disclosure as previously reported for the three month period ended March 31, 2004 (the “stock option disclosure correction”). This stock option disclosure correction was the result of errors in the Company’s disclosure pursuant to SFAS No. 123, Accounting for Stock-Based Compensation. It should be noted that this stock option disclosure correction did not have any impact to net income as previously reported.
2.	Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.94% and 5.12% at March 31, 2005 and 2004, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (7.14% and 5.16% at March 31, 2005 and 2004, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended March 31, 2005 and 2004 was $252,109 and

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
$202,694, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. The Company was in compliance with all provisions of its debt covenants at March 31, 2005.
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with FIN 46, BIC Trust I and II are not included in the Company’s consolidated financial statements as they do not qualify as VIEs.
3.	Stock Option Accounting
We use the “intrinsic value method” under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options issued to employees, officers and directors under our equity compensation plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, was issued by the FASB in 1995 and requires the “fair value method” for recognition of cost on equity compensation plans similar to those used by the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if we had adopted the fair value method under SFAS No. 123 for the three months ended March 31, 2005 and 2004 are presented below.

	Three Months Ended
	March 31,
	2005	2004
Net income (loss), as reported	$(461,383)	$1,158,593
Deduct: Total stock-based employee compensation expense determined under “fair value” based method for all awards, net of related tax effects	(29,314)	(28,777)

Pro forma net income (loss)	$(490,697)	$1,129,816

Net income (loss) per common share:
Basic, as reported	$(0.09)	$0.24
Basic, pro forma	$(0.10)	$0.23
Diluted, as reported	$(0.09)	$0.22
Diluted, pro forma	$(0.10)	$0.22
The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value of the equity instrument issued on the grant-date. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25, the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. 123R is effective at the beginning of the entity’s first fiscal year that begins after December 15, 2005. The Company will implement this standard in the first quarter of 2006. The Company cannot estimate the impact of implementing this standard on future net income (loss), but the standard would have decreased recent net income (loss) by approximately $0.01 per diluted share as shown above.
4.	Other Comprehensive Income
The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended March 31, 2005
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2005	$(346,940)	$(117,960)	$(228,980)
Less: reclassification adjustments for gains realized in net income	374,298	127,261	247,037

Net unrealized holding losses	(721,238)	(245,221)	(476,017)

Other comprehensive loss	$(721,238)	$(245,221)	$(476,017)

	Three Months Ended March 31, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2004	$90,791	$30,868	$59,923
Less: reclassification adjustments for gains realized in net income	343,872	116,916	226,956

Net unrealized holding losses	(253,081)	(86,048)	(167,033)

Other comprehensive loss	$(253,081)	$(86,048)	$(167,033)

5.	Reinsurance
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
Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a new GAP agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC.
Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with a waste surety bond underwriter whereby the Company assumed and ceded 50% of the applicable business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company assumes 25% and cedes 75% of the applicable business.
See below for a description of the Company’s discontinued bond program.
A reconciliation of direct to net premiums, on both a written and earned basis, for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,		March 31,
	2005		2004
	Premiums		Premiums
	Written	Earned	Written	Earned
Direct	$9,765,332	$12,619,773	$10,721,323	$14,410,301
Assumed	1,062,189	1,095,920	40,686	86,850
Ceded	(1,158,010)	(1,068,557)	(281,063)	(3,525,504)

Total	$9,669,511	$12,647,136	$10,480,946	$10,971,647

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the first quarter 2005 and 2004 were $107,198 and 930,998, respectively. During the first quarter 2005 and 2004, ceded reinsurance decreased commission expense incurred by $204,590 and $241,874, respectively.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
In the second quarter of 2004, the Company came to believe that the discontinued bond program was not being operated as it had been represented to the Company by agents of the insurance carriers who had solicited the Company’s participation in the program, and the Company began disputing certain issues with respect to the program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during life of the program; and 4) improper premium and claims administration. Consequently, during the second quarter of 2004, the Company ceased paying claims on the program and retained outside legal counsel to review and defend its rights under the program.
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
Harco Arbitration. On November 3, 2004, Rosemont Reinsurance Ltd., one of the reinsurers participating in the discontinued bond program, instituted arbitration against Harco National Insurance Company (“Harco”), one of the insurance carriers. On December 2, 2004, Harco made a request that the Company and Contributionship join in this arbitration. On December 22, 2004, the Company agreed to consolidate arbitrations with Rosemont Reinsurance Ltd. and Harco. The Contributionship also agreed to participate in the consolidated arbitration. Through this arbitration, the Company is seeking rescission of the reinsurance agreement and other appropriate relief. Harco is seeking to recover certain of its losses from the Company under the reinsurance agreement. This arbitration is proceeding and a hearing is currently scheduled to begin in June 2006.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The fourth insurance carrier, Highlands Insurance Company (“Highlands”), was placed in receivership during 2003. As of March 31, 2005, no arbitrations have been instituted between the Company and Highlands. If Highlands makes a payment to any bond holder and seeks reimbursement from the Company under the reinsurance agreement, the Company currently intends to assert all of its rights and defenses under the reinsurance agreement including without limitation the right to contest payment and its right to rescission.
2005 Reserve Development. In April 2005, the Company was advised of a settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis. The agreement has an effective date of January 14, 2005 and covers past and future losses for immigration bonds issued by Aegis. As of December 31, 2004, the Company recorded loss and LAE reserves for immigration bonds in the amount of $3.6 million. Based on this settlement agreement, the Company’s estimated loss and LAE reserves for immigration bonds was $7.5 million at March 31, 2005. In accordance with SFAS No. 60, management recorded the increase in loss and LAE reserves of $3.9 million in the first quarter of 2005 as a change in estimate.
Loss and LAE Reserves. The following compares our loss and LAE reserves on the discontinued bond program at March 31, 2005 and December 31, 2004 (dollars in millions):

	March 31,	December 31,
	2005	2004
Bail Bonds:
Case reserves	$9.3	$6.9
Incurred but not reported (“IBNR”) reserves	6.1	8.7

Total bail bond reserves	15.4	15.6

Immigration Bonds:
Case reserves	4.2	—
IBNR reserves	3.3	3.6

Total immigration bond reserves	7.5	3.6

Total reserves	$22.9	$19.2

As of March 31, 2005, the Company believed Highlands was in settlement negotiations with DHS for its immigration bond obligations and the New Jersey Attorney General (“NJAG”) for its bail bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s loss and LAE reserves at March 31, 2005 takes into consideration estimated settlement amounts with these parties as provided by Highlands.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers and/or potential settlements with the insurance carriers; however, because of the subjective nature inherent in assessing the outcome of these matters, management can not estimate the probability of an adverse or favorable outcome as of March 31, 2005. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of March 31, 2005. As a result, in accordance with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at March 31, 2005 without any adjustment for positive arbitration outcomes or potential settlement amounts.
The Company is recording its ultimate loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of March 31, 2005, these reported ultimate incurred losses do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between Highlands and DHS and NJAG, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
See Note 8 to the Consolidated Financial Statements for subsequent events related to the discontinued bond program.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
6.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$(461,383)	$1,158,593

Income (loss) available to common shareholders, assuming dilution	(461,383)	1,158,593

Weighted average common shares outstanding	4,972,700	4,920,050
Adjustments for dilutive securities:
Dilutive effect of outstanding options	—	233,467

Diluted common shares	$4,972,700	$5,153,517

Net income (loss) per common share:
Basic	$(.09)	$.24
Diluted	$(.09)	$.22
7.	Segment Information
We have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. The following provides financial information regarding our reportable business segments. There are intersegment management, commission fees and other expenses. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material.

	Three Months Ended
	March 31, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$12,940,235	$837,622	$13,634	$13,791,491
Intersegment revenues	1,470	—	311,765	313,235
Interest revenue	678,046	—	53	678,099
Interest expense	126	480	—	606
Depreciation and amortization	98,119	22,088	—	120,207
Segment profit (loss)	(1,394,473)	194,149	316,421	(883,903)
Federal income tax expense (benefit)	(624,350)	68,297	107,357	(448,696)
Segment assets	110,135,251	2,747,440	937,483	113,820,174

	Three Months Ended
	March 31, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$11,382,057	$993,461	$41,851	$12,417,369
Intersegment revenues	1,470	—	71,025	72,495
Interest revenue	424,523	—	33	424,556
Interest expense	82	480	—	562
Depreciation and amortization	55,418	34,109	—	89,527
Segment profit	1,873,762	2,143	93,553	1,969,458
Federal income tax expense	534,322	2,832	31,472	568,626
Segment assets	98,089,378	2,611,379	555,886	101,256,643

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements.

	Three Months Ended
	March 31,
	2005	2004
Revenues
Total revenues for reportable segments	$14,782,825	$12,914,420
Parent company revenues (loss)	86,615	(35,237)
Elimination of intersegment revenues	(313,235)	(72,495)

Total consolidated revenues	$14,556,205	$12,806,688

Profit
Total profit (loss) for reportable segments	$(883,903)	$1,969,458
Parent company loss	(50,818)	(366,020)

Income (loss) before federal income taxes	$(934,721)	$1,603,438

Assets
Total assets for reportable segments	$113,820,174	$101,256,643
Parent company assets	7,223,730	8,180,733
Elimination of intersegment receivables	(6,513,015)	(397,458)

Total consolidated assets	$114,530,889	$109,039,918

8.	Subsequent Events
On August 30, 2005, the Company received notice from the Highlands’ Receiver of a global settlement with the NJAG on its remaining bail bond obligations. At March 31, 2005, the Company recorded loss and LAE reserves of $.6 million for Highlands’ bail bonds based on estimated settlement amounts provided by Highlands. Based on the actual settlement between Highlands and the NJAG, the Company’s recorded loss and LAE reserves were $3.4 million at September 30, 2005 for Highlands’ bail bonds. In accordance with SFAS No. 60, management recorded the increase in loss and LAE reserves of $2.8 million in the third quarter of 2005 as a change in estimate. The Company is currently disputing these losses in the Highlands arbitration. The Company does not intend to pay for any of these losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability, if any.
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
In connection with the Aegis arbitration discussed in Note 5 to the Consolidated Financial Statements, on December 8, 2005, the Company filed a motion for partial summary judgment with the Aegis Arbitration Panel (the “Panel”) requesting that the Panel limit the Company’s immigration bond obligation to Aegis to the Company’s proportionate share (15%) of the amount Aegis is obligated to pay to DHS under the Aegis and DHS settlement agreement entered into on April 15, 2005 ($4.0 million). On December 23, 2005, the Panel granted the Company’s motion. As a result, the Company reduced its loss and LAE reserves for the discontinued bond program by $5.5 million during the fourth quarter of 2005. In accordance with SFAS No. 60, management recorded this change in reserves during the fourth quarter of 2005 as a change in estimate.
In addition, on January 18, 2005, the Company entered into a settlement agreement with Aegis resolving all disputes between the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
This Form 10-Q should be read together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the year ended December 31, 2004, and Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2005 and September 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q.
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
Other specialty products consist primarily of our waste surety bond program (“WSB”). In the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with a waste surety bond underwriter whereby the Company assumed and ceded 50% of the applicable business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the assumed participation was reduced from 50% to 25%. The majority of these surety bonds satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
In addition to the above product lines, from 2001 until the end of the second quarter of 2004, the Company participated in the discontinued bond program. This program was discontinued in the second quarter of 2004 and no new bonds were issued after June 23, 2004. For a more detailed description of this program, see “Overview-Discontinued Bond Program” below and Note 5 to the Consolidated Financial Statements.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Discontinued Bond Program
Beginning in 2001 and continuing into the second quarter of 2004, the Company participated as a reinsurer in the discontinued bond program which covered bail and immigration bonds issued by four insurance carriers and produced by a bail bond agency. The liability of the insurance carriers was reinsured to a group of reinsurers, including the Company. The Company assumed 15% of the business from 2001 through 2003 and 5% of the business during the first half of 2004. The program was discontinued in the second quarter of 2004 and no new bonds were issued after June 23, 2004.
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
In the second quarter of 2004, the Company came to believe that the discontinued bond program was not being operated as it had been represented to the Company by agents of the insurance carriers who had solicited the Company’s participation in the program, and the Company began disputing certain issues with respect to the program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during life of the program; and 4) improper premium and claims administration. Consequently, during the second quarter of 2004, the Company ceased paying claims on the program and retained outside legal counsel to review and defend its rights under the program.
The Company has received reports from the insurance carriers regarding potential future liabilities on the program. Based on these reports and claims received by the Company through March 31, 2005, the Company recorded estimated loss and LAE reserves of $22.9 million for the program at March 31, 2005. The following compares our loss and LAE reserves on the program at March 31, 2005 and December 31, 2004 (dollars in millions):

	March 31,	December 31,
	2005	2004
Bail Bonds:
Case reserves	$9.3	$6.9
IBNR reserves	6.1	8.7

Total bail bond reserves	15.4	15.6

Immigration Bonds:
Case reserves	4.2	—
IBNR reserves	3.3	3.6

Total immigration bond reserves	7.5	3.6

Total reserves	$22.9	$19.2

During the first quarter of 2005, the Company recorded discontinued bond program losses and LAE of $3.7 million primarily due to an increase in loss and LAE reserves related to the Aegis global settlement with DHS for its immigration bond exposure. This increase was partially offset by a $.2 million decrease in bail bond loss and LAE reserves due primarily to revised estimates of potential future liabilities provided by certain insurance carriers.
The Company is disputing the losses on the discontinued bond program through the ongoing arbitrations. See Note 5 to the Consolidated Financial Statements for a discussion of these arbitrations.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers and/or potential settlements with the insurance carriers; however, because of the subjective nature inherent in assessing the outcome of these matters, management can not estimate the probability of an adverse or favorable outcome as of March 31, 2005. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
whether an adverse outcome is probable or remote in the arbitrations as of March 31, 2005. As a result, in accordance with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at March 31, 2005 without any adjustment for positive arbitration outcomes or potential settlement amounts.
The Company is recording its ultimate loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of March 31, 2005, these reported ultimate incurred losses do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between Highlands and DHS and NJAG, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
See Notes 5 and 8 to the Consolidated Financial Statements for additional discussion of the discontinued bond program.
Ongoing SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (“SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”) withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry initiated in February 2005 was converted to a formal order of private investigation. The SEC stated in its notification letter that this confidential inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security. The investigation is ongoing and the Company continues to cooperate fully with the SEC.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three Months Ended March 31,
	2004-2005
	Amount	% Change
Net premiums earned	$1,675,489	15.3%
Net realized gains on investments	30,426	8.8%
Total revenues	1,749,517	13.7%
Losses and loss adjustment expenses	2,875,861	45.5%
Commissions and other insurance expenses	1,946,015	56.4%
Income (loss) before federal income taxes	(2,538,159)	(158.3)%
Net income (loss)	(1,619,976)	(139.8)%
The Company posted a net loss of $(461,383), or $(0.09) per diluted share, for the first quarter 2005, compared to net income of $1,158,593, or $0.22 per diluted share, for the first quarter 2004. The results for the first quarter 2005 included additional losses on the discontinued bond program and an increase in legal and audit expenses compared to a year ago. These losses and expenses were partially offset by an increase in profitability for our ULI, GAP and WSB product lines, an increase in investment income and a decrease in federal income taxes when compared to a year ago.
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

	Three Months Ended
	2005	2004
GAAP:
Loss ratio	73.5%	58.2%
Expense ratio	45.1%	32.4%

Combined ratio	118.6%	90.6%

Statutory:
Loss ratio	73.5%	58.2%
Expense ratio	76.9%	35.9%

Combined ratio	150.4%	94.1%

RESULTS OF OPERATIONS
March 31, 2005 Compared to March 31, 2004
Net Premiums Earned. Net premiums earned increased 15.3% to $12,647,136 for the first quarter 2005 from $10,971,647 for the first quarter 2004. Net premiums earned benefited from growth in our ULI, GAP, UC, and WSB products, which were offset by decreases in net premiums earned for our CPI product and discontinued bond program.
ULI net premiums earned increased 6.6% to $7,483,613 in the first quarter 2005 from $7,020,238 in the first quarter 2004. This increase was primarily due to a decrease in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. A decrease in experience rating adjustments results in a positive impact to net

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
premiums earned whereas an increase in experience rating adjustments results in a decrease to net premiums earned. Experience rating adjustments decreased during the first quarter 2005 when compared to the same period last year primarily due to a decline in lending volume for several of our financial institution customers combined with an increase in losses and LAE incurred. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth.
Net premiums earned for GAP rose 93.3% to $2,059,064 in the first quarter 2005 from $1,065,360 in the first quarter 2004. Net premiums earned for GAP increased due to rate increases, volume increases with existing customers and new customers added.
Net premiums earned for WSB were $1,173,376 in the first quarter 2005 compared to zero in the first quarter 2004 as we began participating in this program in the second quarter of 2004.
Net premiums earned for UC products increased 10.0% to $1,301,790 in the first quarter 2005 from $1,183,416 in the first quarter 2004 due to growth in the Company’s UCassure® product and rate increases.
CPI net premiums earned decreased 63.5% to $576,314 in the first quarter 2005 from $1,579,663 in the first quarter 2004 due to the cancellation of a poor performing book of business in the second quarter of 2004.
Discontinued bond program net premiums earned declined 81.5% to $16,051 in the first quarter 2005 from $86,850 in the first quarter 2004 due to the discontinuation of this program in the second quarter of 2004. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 54.4% to $634,195 in the first quarter 2005 from $410,835 in the first quarter 2004. This improvement was due to growth in fixed income investments combined with a higher after-tax yield. Higher yields resulted from the Company’s reallocation of a portion of its portfolio from short-term investments to fixed maturities during the second and third quarters of 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.
We recorded net realized gains on investments of $374,298 in the first quarter 2005 compared to $343,872 in the first quarter 2004. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. There were no impairment charges included in net realized gains on investments during the first quarter 2005 compared to $86,696 in the first quarter 2004. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 15.7% to $837,622 in the first quarter 2005 from $993,461 in the first quarter 2004. In the first quarter 2004, the Company engaged in a one-time project which generated additional fees that were not received in the first quarter 2005.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Total losses and LAE increased 45.5% to $9,191,487 in the first quarter 2005 from $6,315,626 in the first quarter 2004 principally due to losses and LAE of $3,653,507 on the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for a discussion of the discontinued bond program losses. Excluding the discontinued bond program, losses and LAE declined 11.0% to $5,537,980 in the first quarter 2005 from $6,225,285 in the first quarter 2004 primarily due to decreases in our ULI, CPI and UC products which were partially offset by an increase in losses and LAE for our GAP product.
ULI losses and LAE declined 5.4% to $4,073,709 in the first quarter 2005 from $4,304,437 in the first quarter 2004 due to favorable loss development when compared to a year ago as a result of fewer loan defaults, bankruptcies and automobile repossessions among our ULI customers.
CPI losses and LAE decreased 79.5% to $211,067 in the first quarter 2005 from $1,030,036 in the first quarter 2004. This decrease is principally due to a decrease in paid losses resulting from the cancellation of a poor performing book of business in the second quarter of 2004.
UC losses and LAE decreased $87,881 in the first quarter 2005 when compared to the first quarter 2004.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
GAP losses and LAE increased 39.9% to $1,181,079 in the first quarter 2005 from $849,491 for the same period last year principally due to growth in the business.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense rose 33.3% to $2,817,014 in the first quarter 2005 compared to $2,112,529 in the first quarter 2004. The increase was principally due to the growth in our GAP and WSB products. Other insurance operating expenses increased 92.9% to $2,577,313 in the first quarter 2005 from $1,335,783 in the first quarter 2004 as a result of legal fees related to the Audit Committee’s independent investigation of E&Y’s withdrawal of its audit reports and the discontinued bond program arbitrations, as well as an increase in external and regulatory audit fees. A substantial portion of this increase represents one- time expenses.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 33.8% to $656,134 in the first quarter 2005 from $990,837 in the first quarter 2004. The decrease was primarily due to additional expenses in the first quarter 2004 related to a one-time project that were not incurred in 2005.
General and Administrative Expenses. General and administrative expenses declined $227,477 from the first quarter 2004 due primarily to a decrease in bonuses paid to employees compared to a year ago.
Interest Expense. Interest expense increased to $254,583 in the first quarter 2005 from $226,603 in the first quarter 2004 principally due rising interest rates. See “Liquidity and Capital Resources” for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company had an income tax (benefit) of $(473,338) in the first quarter 2005 compared to income tax expense of $444,845 in the first quarter 2004. The benefit in 2005 was primarily caused by a decline in pre-tax income due to the discontinued bond program losses and an increase in tax-exempt income during the first quarter 2005.
GAAP Combined Ratio. For the first quarter 2005, the combined ratio increased to 118.6% from 90.6% in the first quarter 2004. The loss ratio increased to 73.5% in the first quarter 2005 from 58.2% a year ago principally due to the increase in losses and LAE on the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 44.6% for the first quarter 2005 compared to 57.5% for the same period last year. The improvement in the loss ratio (excluding the discontinued bond program) was attributable to our ULI, CPI, GAP and WSB product lines. The expense ratio increased to 45.1% in the first quarter 2005 from 32.4% in the first quarter 2004 primarily due to an increase in other insurance operating expenses as described above.
BUSINESS OUTLOOK
For information regarding the Company’s financial condition, results of operations and business outlook for fiscal year 2005, see the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30 and September 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of March 31, 2005 and December 31, 2004, the Company’s capital structure consisted of trust preferred debt issued to affiliates, borrowings from our revolving line of credit and shareholders’ equity and is summarized in the following table:

	March 31,	December 31,
	2005	2004
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank note payable	—	500,000

Total debt obligations	15,465,000	15,965,000

Total shareholders’ equity	23,908,888	24,846,288

Total capitalization	$39,373,888	$40,811,288

Ratio of total debt obligations to total capitalization	39.3%	39.1%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.94% and 5.12% at March 31, 2005 and 2004, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (7.14% and 5.16% at March 31, 2005 and 2004, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility for the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of March 31, 2005, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with no outstanding balance at March 31, 2005 ($500,000 at December 31, 2004). The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. As of March 31, 2005, we were in compliance with each of these requirements.
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
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At March 31, 2005, total cash and short-term investments were approximately $17.2 million and net loss and LAE reserves, excluding the discontinued bond program, were approximately $8.2 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 5 to the Consolidated Financial Statements, the Company recorded $22.9 million in loss and LAE reserves for the discontinued bond program at March 31, 2005. The Company is currently disputing these losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between Highlands and DHS and NJAG, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related arbitrations as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by the asset/liability management described above. With this strategy, management believes we can pay our policy liabilities as they become due without being required to use our credit facilities or liquidate intermediate-term and long-term investments; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations or future liquidity.
ALPC derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating expenses. USA derives its funds principally from commission fees which are currently sufficient to meet its operating expenses.
Cash flows used in operating activities totaled $(4,445,987) and $(1,933,466) for the three months ended March 31, 2005 and 2004, respectively. The decrease was primarily the result of a decline in net premiums collected and an increase in commissions and other insurance operating expenses paid. The decrease in net premiums collected was principally due to an increase in retrospective premium adjustments paid in the first quarter 2005 compared to a year ago based on premium growth and loss development for one of our large ULI customers. These decreases were partially offset by an increase in investment income collected, a decrease in paid losses and a decrease in federal income taxes paid when compared to a year ago.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of the Ohio Department of Insurance (the “Department”). During 2005, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,087,967.
Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital is in excess of all required action levels as of March 31, 2005.
Given the Company’s historic cash flows and current financial condition, management believes that the cash flows from operating and investing activities over the next year will provide sufficient liquidity for the operations of the Company.
DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2005, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2004. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 which is being filed contemporaneously with the filing of this Form 10-Q.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were no impairment charges included in net realized gains on investments during the first quarter 2005 compared to $86,696 in the first quarter 2004. Impairments within the portfolio during 2005 are possible if current economic and financial conditions worsen.
The following table summarizes, for all securities in an unrealized loss position at March 31, 2005, the estimated fair value and gross unrealized losses (pre-tax) by length of time those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	unrealized
	fair value	losses
Fixed maturities:
6 months or less	$12,702,893	$98,255
7-12 months	2,309,852	31,149
Greater than 12 months	1,752,184	42,654

Total fixed maturities	16,764,929	172,058

Equities:
6 months or less	5,039,556	251,110
7-12 months	9,350	2,890
Greater than 12 months	128,250	12,380

Total equities	5,177,156	266,380

Total	$21,942,085	$438,438

As of March 31, 2005, the Company had unrealized losses on 62 fixed maturity securities totaling $172,058, including 48, 7, and 7 fixed maturity securities that maintained an unrealized loss position for 6 months or less, 7-12 months and greater than 12 months, respectively. Out of the 62 fixed maturity securities, 61 securities had a fair value to cost ratio equal to or greater than 96%, and 1 security had a fair value to cost ratio equal to 93% as of March 31, 2005.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As of March 31, 2005, the Company had unrealized losses on 17 equity securities totaling $266,380, including 15, 1 and 1 equity securities that maintained an unrealized loss position for 6 months or less, 7-12 months and greater than 12 months, respectively. Out of the 17 equity securities, 14 securities had a fair value to cost ratio equal to or greater than 90%, 2 securities had a fair value to cost ratio between 88% and 89%, and 1 security had a fair value to cost ratio equal to 76% as of March 31, 2005.
Loss and Loss Adjustment Expense Reserves
The Company utilizes its internal staff, reports from ceding insurers under assumed reinsurance and an independent consulting actuary in establishing its loss and LAE reserves. The Company’s independent consulting actuary reviews the Company’s reserves for losses and LAE on a quarterly basis. The Company considers this review in establishing the amount of its reserves for losses and LAE.
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
As disclosed in “Overview-Discontinued Bond Program” above and in Note 5 to the Consolidated Financial Statements, the Company is disputing the discontinued bond program losses in ongoing arbitration proceedings. The discontinued bond program loss and LAE reserves of $22.9 million at March 31, 2005 do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between Highlands and DHS and NJAG, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
For the WSB program, the Company is recording loss and LAE reserves using a loss ratio reserving methodology. The loss ratio method calculates a reserve based on expected losses in relation to premiums earned. The expected loss ratio for the program was selected using loss information provided by the ceding insurer.
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
•	ULI — limited liability

•	ULI — non-limited liability

•	CPI

•	GAP
Historical “age-to-age” loss development factors (“LDF”) were calculated to measure the relative development for each accident year from one maturity point to the next. Based on the historical LDF, we selected age-to-age LDF that we believe are appropriate to

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC and other product lines. As of March 31, 2005, our indicated gross loss and LAE reserve range for lender/dealer products was $7.0 million to $7.5 million and our recorded loss and LAE reserves were $7.3 million.
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
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. The forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related arbitrations, the ongoing SEC investigation, the concentrations of ownership of the Company’s common shares by members of the Sokol family, and the other risk factors identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Market Risk.”

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
2005. Skoda concluded that the Company maintained, in all material respects, effective internal controls over its third party operations as of June 30, 2005. As part of its engagement, Skoda made certain recommendations for further enhancements to the Company’s internal controls over its third party operations. The Company expects to implement all recommendations.
In addition, Daszkal issued an unqualified audit report on the Company’s financial statements included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is being filed contemporaneously with the filing of this Form 10-Q. Prior to issuing its audit report on the Company’s financial statements, Daszkal received a report of Kirkpatrick & Lockhart’s findings. Daszkal concluded that the internal control deficiencies identified by Kirkpatrick & Lockhart do not constitute material weaknesses in the Company’s system of internal controls.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item 1 is included in Notes 5 and 8 to the Consolidated Financial Statements and in Part I Item 2 under “Overview-Ongoing SEC Investigation.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common shares during the first quarter 2005.
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