Form 10-Q
period 2005-06-30
BANCINSURANCE CORP
filed 2006-01-25
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (the “Form 10-Q”) should be read together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the year ended December 31, 2004, and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and September 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q and, in the case of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, reflect developments and subsequent events occurring after June 30, 2005.
Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004*	2005	2004*
Revenues:
Net premiums earned	$13,079,318	$14,291,457	$25,726,454	$25,263,104
Net investment income	812,747	489,013	1,446,942	899,848
Net realized gains on investments	883,151	622,430	1,257,449	966,302
Codification and subscription fees	888,426	978,880	1,726,048	1,972,341
Management fees	280,286	(4,183)	280,286	28,814
Other income, net	9,784	(26,875)	72,738	27,001

Total revenues	15,953,712	16,350,722	30,509,917	29,157,410

Expenses:
Losses and loss adjustment expenses (“LAE”)	4,819,877	7,829,965	10,357,857	14,055,250
Discontinued bond program losses and LAE	6,669	9,325,774	3,660,176	9,416,115
Commission expense	3,928,577	2,185,800	6,745,591	4,298,329
Other insurance operating expenses	2,898,441	1,549,641	5,475,754	2,885,424
Codification and subscription expenses	773,255	909,092	1,429,389	1,899,929
General and administrative expenses	278,676	359,908	273,071	581,780
Interest expense	281,313	204,879	535,896	431,482

Total expenses	12,986,808	22,365,059	28,477,734	33,568,309

Income (loss) before federal income taxes	2,966,904	(6,014,337)	2,032,183	(4,410,899)

Federal income tax expense (benefit)	826,812	(2,168,271)	353,474	(1,723,426)

Net income (loss)	$2,140,092	$(3,846,066)	$1,678,709	$(2,687,473)

Net income (loss) per common share:
Basic	$.43	$(.79)	$.34	$(.55)

Diluted	$.43	$(.79)	$.33	$(.55)

* Restated, See Note 1 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $4,976,954 in 2005 and $5,034,173 in 2004)	$4,881,611	$4,909,873
Available for sale:
Fixed maturities, at fair value (amortized cost $51,750,803 in 2005 and $53,406,973 in 2004)	52,701,883	54,139,496
Equity securities, at fair value (cost $7,833,781 in 2005 and $8,545,757 in 2004)	8,486,052	10,312,382
Short-term investments, at cost which approximates fair value	15,953,490	12,712,577
Other invested assets	715,000	715,000

Total investments	82,738,036	82,789,328

Cash	4,299,839	3,791,267
Premiums receivable	6,460,929	7,911,379
Accounts receivable, net	515,864	710,525
Reinsurance recoverables	1,594,471	1,943,602
Prepaid reinsurance premiums	4,060,110	2,859,710
Deferred policy acquisition costs	9,147,583	7,223,995
Estimated earnings in excess of billings on uncompleted codification contracts	222,767	182,441
Loans to affiliates	904,141	836,022
Intangible assets, net	808,272	845,531
Accrued investment income	886,109	887,467
Current federal income taxes	3,629,387	3,688,228
Deferred federal income taxes	1,588,865	1,637,813
Taxes, licenses and fees receivable	—	72,520
Other assets	1,689,743	1,680,644

Total assets	$118,546,116	$117,060,472

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
(Unaudited)

	June 30,	December 31,
	2005	2004
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	$7,661,688	$11,563,111
Discontinued bond program reserve for unpaid losses and LAE	22,863,572	19,203,356
Unearned premiums	32,768,724	27,719,148
Ceded reinsurance premiums payable	1,941,385	493,963
Experience rating adjustments payable	671,385	1,456,403
Retrospective premium adjustments payable	3,157,625	7,276,225
Funds held under reinsurance treaties	996,588	1,253,796
Contract funds on deposit	1,115,315	811,358
Taxes, licenses and fees payable	47,931	—
Deferred ceded commissions	1,084,694	1,034,931
Commissions payable	2,835,700	4,022,811
Billings in excess of estimated earnings on uncompleted codification contracts	58,634	60,227
Notes payable	41,158	540,198
Other liabilities	1,905,827	1,313,657
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	92,615,226	92,214,184

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at June 30, 2005 and December 31, 2004, 4,972,700 shares outstanding at June 30, 2005 and December 31, 2004	1,794,141	1,794,141
Additional paid-in capital	1,336,073	1,336,073
Accumulated other comprehensive income	1,055,332	1,649,439
Retained earnings	27,517,421	25,838,712

	31,702,967	30,618,365

Less: Treasury shares, at cost (1,197,641 common shares at June 30, 2005 and December 31, 2004)	(5,772,077)	(5,772,077)

Total shareholders’ equity	25,930,890	24,846,288

Total liabilities and shareholders’ equity	$118,546,116	$117,060,472

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004*
Cash flows from operating activities:
Net income (loss)	$1,678,709	$(2,687,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized gains on investments	(1,257,449)	(966,302)
Net realized gains on disposal of property and equipment	(350)	—
Depreciation and amortization	303,303	175,946
Deferred federal income tax (benefit) expense	353,474	(275,441)
Change in assets and liabilities:
Premiums receivable	1,450,450	1,933,394
Accounts receivable, net	194,661	209,114
Reinsurance recoverables	349,131	2,592,710
Prepaid reinsurance premiums	(1,200,400)	2,850,670
Deferred policy acquisition costs	(1,923,588)	(429,651)
Other assets, net	(14,213)	(2,467,567)
Reserve for unpaid losses and LAE	(241,207)	5,917,376
Unearned premiums	5,049,576	(1,320,258)
Ceded reinsurance premiums payable	1,447,422	(1,350,897)
Experience rating adjustments payable	(785,018)	1,353,532
Retrospective premium adjustments payable	(4,118,600)	(1,603,419)
Funds held under reinsurance treaties	(257,208)	(1,100,470)
Contract funds on deposit	303,957	455,322
Deferred ceded commissions	49,763	(338,933)
Other liabilities, net	(547,991)	(2,171,897)

Net cash provided by operating activities	834,422	775,759

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	20,000	40,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	18,820,277	10,277,606
Proceeds from available for sale equity securities sold	14,269,886	7,506,527
Cost of investments purchased:
Held to maturity fixed maturities	—	(250,410)
Available for sale fixed maturities	(17,352,792)	(24,812,287)
Equity securities	(12,296,801)	(5,206,945)
Net change in short-term investments and other invested assets	(3,240,913)	10,960,515
Purchase of land, property and leasehold improvements	(45,508)	—

Net cash provided by (used in) investing activities	174,149	(1,484,994)

Cash flows from financing activities:
Proceeds from note payable to bank	—	3,000,000
Repayments of note payable to bank	(500,000)	(2,400,000)
Proceeds from stock options exercised	—	—

Net cash provided by (used in) financing activities	(500,000)	828,724

Net increase in cash	508,572	119,489
Cash at December 31	3,791,267	2,949,627

Cash at June 30	$4,299,839	$3,069,116

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$530,579	$429,500

Federal income taxes	$—	$1,355,000

* Restated, See Note 1 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation
We prepared the consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of Bancinsurance Corporation and its subsidiaries as of June 30, 2005 and for all periods presented have been made.
The comparative 2004 financial information has been restated to correct balance sheet reserves and accrual adjustments for the Company’s discontinued bond program.
We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited consolidated financial statements together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and September 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results of operations for the full 2005 year.
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
2.	Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (7.35% and 5.34% at June 30, 2005 and 2004, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (7.54% and 5.64% at June 30, 2005 and 2004, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended June 30, 2005 and 2004 was $280,833 and $202,338, respectively, and $532,942 and $405,032 for the six months ended June 30, 2005 and 2004, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. The Company was in compliance with all provisions of its debt covenants at June 30, 2005.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with FIN 46, BIC Trust I and II are not included in the Company’s consolidated financial statements as they do not qualify as VIEs.
3.	Stock Option Accounting
We use the “intrinsic value method” under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options issued to employees, officers and directors under our equity compensation plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, was issued by the FASB in 1995 and requires the “fair value method” for recognition of cost on equity compensation plans similar to those used by the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if we had adopted the fair value method under SFAS No. 123 for the three and six months ended June 30, 2005 and 2004 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$2,140,092	$(3,846,066)	$1,678,709	$(2,687,473)
Deduct: Total stock-based employee compensation expense determined under “fair value” based method for all awards, net of related tax effects	(13,611)	(27,660)	(42,926)	(56,438)

Pro forma net income (loss)	$2,126,481	$(3,873,726)	$1,635,783	$(2,743,911)

Net income (loss) per common share:

Basic, as reported	$0.43	$(0.79)	$0.34	$(0.55)
Basic, pro forma	$0.43	$(0.79)	$0.33	$(0.56)
Diluted, as reported	$0.43	$(0.79)	$0.33	$(0.55)
Diluted, pro forma	$0.42	$(0.79)	$0.32	$(0.56)
The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value of the equity instrument issued on the grant-date. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25, the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. 123R is effective at the beginning of the entity’s first fiscal year that begins after December 15, 2005. The Company will implement this standard in the first quarter of 2006. The Company cannot estimate the impact of implementing this standard on future net income (loss), but the standard would have decreased recent net income (loss) by approximately $0.00-$0.01 per diluted share as shown above.
4.	Other Comprehensive Income
The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2005
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2005	$704,227	$239,437	$464,790
Less: reclassification adjustments for gains realized in net income	883,151	300,271	582,880

Net unrealized holding losses	(178,924)	(60,834)	(118,090)

Other comprehensive loss	$(178,924)	$(60,834)	$(118,090)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended June 30, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2004	$(484,923)	$(164,874)	$(320,049)
Less: reclassification adjustments for gains realized in net income	956,566	325,232	631,334
Net unrealized holding losses	(1,441,489)	(490,106)	(951,383)

Other comprehensive loss	$(1,441,489)	$(490,106)	$(951,383)

	Six Months Ended June 30, 2005
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2005	$357,287	$121,478	$235,809
Less: reclassification adjustments for gains realized in net income	1,257,449	427,533	829,916
Net unrealized holding losses	(900,162)	(306,055)	(594,107)

Other comprehensive loss	$(900,162)	$(306,055)	$(594,107)

	Six Months Ended June 30, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2004	$(394,132)	$(134,005)	$(260,127)
Less: reclassification adjustments for gains realized in net income	1,300,438	442,149	858,289
Net unrealized holding losses	(1,694,570)	(576,154)	(1,118,416)

Other comprehensive loss	$(1,694,570)	$(576,154)	$(1,118,416)

5.	Reinsurance
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
A reconciliation of direct to net premiums, on both a written and earned basis, for the three months and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2005		2004		2005		2004
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$16,191,115	$12,771,358	$14,925,671	$15,441,083	$25,956,447	$25,391,131	$25,646,994	$29,851,384
Assumed	840,481	1,226,621	1,780,672	646,497	1,902,670	2,322,541	1,821,358	733,347
Ceded	(2,029,607)	(918,661)	(643,659)	(1,796,123)	(3,187,617)	(1,987,218)	(924,722)	(5,321,627)

Total	$15,001,989	$13,079,318	$16,062,684	$14,291,457	$24,671,500	$25,726,454	$26,543,630	$25,263,104

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months ended June 30, 2005 and 2004 were $802,755 and $392,898, respectively, and $695,558 and $1,323,896 during the six months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005 and 2004, ceded reinsurance decreased commission expense incurred by $402,034 and $204,019, respectively, and $606,624 and $445,893 during the six months ended June 30, 2005 and 2004, respectively.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
The fourth insurance carrier, Highlands Insurance Company (“Highlands”), was placed in receivership during 2003. As of June 30, 2005, no arbitrations have been instituted between the Company and Highlands. If Highlands makes a payment to any bond holder and seeks reimbursement from the Company under the reinsurance agreement, the Company currently intends to assert all of its rights and defenses under the reinsurance agreement including without limitation the right to contest payment and its right to rescission.
2005 Reserve Development. In April 2005, the Company was advised of a settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis. The agreement has an effective date of January 14, 2005 and covers past and future losses for immigration bonds issued by Aegis. As of December 31, 2004, the Company recorded loss and LAE reserves for immigration bonds in the amount of $3.6 million. Based on this settlement agreement, the Company’s estimated loss and LAE reserves for immigration bonds was $7.5 million at June 30, 2005. In accordance with SFAS No. 60, management recorded the increase in loss and LAE reserves of $3.9 million in the first quarter of 2005 as a change in estimate.
Loss and LAE Reserves. The following compares our loss and LAE reserves on the discontinued bond program at June 30, 2005 and December 31, 2004 (dollars in millions):

	June 30,	December 31,
	2005	2004
Bail Bonds:
Case reserves	$10.2	$6.9
Incurred but not reported (“IBNR”) reserves	5.2	8.7

Total bail bond reserves	15.4	15.6

Immigration Bonds:
Case reserves	4.2	—
IBNR reserves	3.3	3.6

Total immigration bond reserves	7.5	3.6

Total reserves	$22.9	$19.2

As of June 30, 2005, the Company believed Highlands was in settlement negotiations with DHS for its immigration bond obligations and the New Jersey Attorney General (“NJAG”) for its bail bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s loss and LAE reserves at June 30, 2005 takes into consideration estimated settlement amounts with these parties as provided by Highlands.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers and/or potential settlements with the insurance carriers; however, because of the subjective nature inherent in assessing the outcome of these matters, management can not estimate the probability of an adverse or favorable outcome as of June 30, 2005. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of June 30, 2005. As a result, in accordance

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at June 30, 2005 without any adjustment for positive arbitration outcomes or potential settlement amounts.
The Company is recording its ultimate loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of June 30, 2005, these reported ultimate incurred losses do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between Highlands and DHS and NJAG, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
See Note 8 to the Consolidated Financial Statements for subsequent events related to the discontinued bond program.
6.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$2,140,092	$(3,846,066)	$1,678,709	$(2,687,473)

Income (loss) available to common shareholders, assuming dilution	2,140,092	(3,846,066)	1,678,709	(2,687,473)

Weighted average common shares outstanding	4,972,700	4,942,151	4,972,700	4,931,101
Adjustments for dilutive securities:
Dilutive effect of outstanding options	42,584	—	102,253	—

Diluted common shares	5,015,284	4,942,151	5,074,953	4,931,101

Net income (loss) per common share:
Basic	$0.43	$(0.79)	$0.34	$(0.55)
Diluted	$0.43	$(0.79)	$0.33	$(0.55)
7.	Segment Information
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended
	June 30, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$14,182,853	$888,426	$2,941	$15,074,220
Intersegment revenues	1,470	—	313,895	315,365
Interest revenue	741,746	—	473	742,219
Interest expense	—	481	—	481
Depreciation and amortization	94,274	23,235	—	117,509
Segment profit	3,039,726	125,130	312,293	3,477,149
Federal income tax expense	844,771	44,971	105,953	995,695

	Three Months Ended
	June 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$14,981,103	$978,880	$66,391	$16,026,374
Intersegment revenues	1,470	—	148,733	150,203
Interest revenue	534,290	—	75	534,365
Interest expense	382	481	—	863
Depreciation and amortization	79,630	110,165	—	189,795
Segment profit (loss)	(5,451,818)	69,308	204,497	(5,178,013)
Federal income tax expense (benefit)	(1,973,881)	25,914	69,457	(1,878,510)

	Six Months Ended
	June 30, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$27,123,088	$1,726,048	$16,575	$28,865,711
Intersegment revenues	2,940	—	625,660	628,600
Interest revenue	1,419,792	—	526	1,420,318
Interest expense	126	961	—	1,087
Depreciation and amortization	192,393	45,323	—	237,716
Segment profit	1,645,602	319,279	628,714	2,593,595
Federal income tax expense	220,421	113,268	213,310	546,999
Segment assets	113,938,229	2,878,307	1,140,922	117,957,458

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Six Months Ended
	June 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$26,363,161	$1,972,341	$108,241	$28,443,743
Intersegment revenues	2,940	—	219,758	222,698
Interest revenue	958,813	—	108	958,921
Interest expense	464	961	—	1,425
Depreciation and amortization	135,048	144,274	—	279,322
Segment profit (loss)	(3,578,056)	71,451	298,050	(3,208,555)
Federal income tax expense (benefit)	(1,439,559)	28,746	100,929	(1,309,884)
Segment assets	101,776,754	2,443,430	671,411	104,891,595
The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Total revenues for reportable segments	$16,131,804	$16,710,942	$30,914,629	$29,625,362
Parent company revenues (loss)	133,512	(210,017)	223,888	(245,254)
Elimination of intersegment revenues	(311,604)	(150,203)	(628,600)	(222,698)

Total consolidated revenues	$15,953,712	$16,350,722	$30,509,917	$29,157,410

Profit
Total profit (loss) for reportable segments	$3,477,149	$(5,178,013)	$2,593,595	$(3,208,555)
Parent company loss	(510,245)	(836,324)	(561,412)	(1,202,344)

Income (loss) before federal income taxes	$2,966,904	$(6,014,337)	$2,032,183	$(4,410,899)

Assets
Total assets for reportable segments			$117,957,458	$104,891,595
Parent company assets			7,134,338	7,525,083
Elimination of intersegment receivables			(6,545,680)	(535,344)

Total consolidated assets			$118,546,116	$111,881,334

8.	Subsequent Events
On August 30, 2005, the Company received notice from the Highlands’ Receiver of a global settlement with the NJAG on its remaining bail bond obligations. At June 30, 2005, the Company recorded loss and LAE reserves of $.6 million for Highlands’ bail bonds based on estimated settlement amounts provided by Highlands. Based on the actual settlement between Highlands and the NJAG, the Company’s recorded loss and LAE reserves were $3.4 million at September 30, 2005 for Highlands’ bail bonds. In accordance with SFAS No. 60, management recorded the increase in loss and LAE reserves of $2.8 million in the third quarter of 2005 as a change in estimate. The Company is currently disputing these losses in the Highlands arbitration. The Company does not intend to pay for any of these losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability, if any.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
This Form 10-Q should be read together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the year ended December 31, 2004, and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and September 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q.
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
The Company has received reports from the insurance carriers regarding potential future liabilities on the program. Based on these reports and claims received by the Company through June 30, 2005, the Company recorded estimated loss and LAE reserves of $22.9 million for the program at June 30, 2005. The following compares our loss and LAE reserves on the program at June 30, 2005 and December 31, 2004 (dollars in millions):

	June 30,	December 31,
	2005	2004
Bail Bonds:
Case reserves	$10.2	$6.9
IBNR reserves	5.2	8.7

Total bail bond reserves	15.4	15.6

Immigration Bonds:
Case reserves	4.2	—
IBNR reserves	3.3	3.6

Total immigration bond reserves	7.5	3.6

Total reserves	$22.9	$19.2

During the second quarter of 2005, discontinued bond program losses and LAE were $6,669. Discontinued bond program losses and LAE for the period were minimal because there were few changes in the estimates of potential future liabilities as provided by certain insurance carriers at June 30, 2005 compared to March 31, 2005. During the first six months of 2005, the Company recorded discontinued bond program losses and LAE of $3.7 million primarily due to an increase in loss and LAE reserves related to the Aegis global settlement with DHS for its immigration bond exposure. This increase was partially offset by a $.2 million decrease in bail bond loss and LAE reserves due primarily to revised estimates of potential future liabilities provided by certain insurance carriers.
The Company is disputing the losses on the discontinued bond program through the ongoing arbitrations. See Note 5 to the Consolidated Financial Statements for a discussion of these arbitrations.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers and/or potential settlements with the insurance carriers; however, because of the subjective nature inherent in

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
assessing the outcome of these matters, management can not estimate the probability of an adverse or favorable outcome as of June 30, 2005. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of June 30, 2005. As a result, in accordance with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at June 30, 2005 without any adjustment for positive arbitration outcomes or potential settlement amounts.
The Company is recording its ultimate loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. As of June 30, 2005, these reported ultimate incurred losses do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between Highlands and DHS and NJAG, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Six Months Ended June 30,
	2004-2005
	Three Months Ended		Six Months Ended
	Amount	% Change	Amount	% Change

Net premiums earned	$(1,212,139)	(8.5)%	$463,350	1.8%
Net realized gains on investments	260,721	41.9%	291,147	30.1%
Total revenues	(397,010)	(2.4)%	1,352,507	4.6%
Losses and LAE	(12,329,193)	(71.9)%	(9,453,332)	(40.3)%
Commissions and other insurance expenses	3,091,578	82.8%	5,037,593	70.1%
Income before federal income taxes	8,981,241	149.3%	6,443,082	146.1%
Net income	5,986,158	155.6%	4,366,182	162.5%
Net income for the second quarter 2005 was $2,140,092, or $0.43 per diluted share, compared to a net loss of $(3,846,066), or $(0.79) per diluted share for the second quarter 2004. Net income was $1,678,709, or $0.33 per diluted share, for the first six months of 2005 compared to a net loss of $(2,687,473), or $(0.55) per diluted share, for the same period last year. The improvement in the Company’s results for the three and six months ended June 30, 2005 was primarily due to a significant decrease in discontinued bond program losses and LAE incurred compared to the same periods a year ago. In addition, the Company benefited from an increase in profitability for its GAP and WSB product lines and an increase in investment income when compared to last year. These positive factors were partially offset by an increase in legal, auditing and federal income tax expenses incurred during the three and six months ended June 30, 2005 when compared to the same periods last year.
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

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
GAAP:
Loss ratio	37.5%	120.8%	55.2%	93.6%
Expense ratio	54.0%	26.4%	49.3%	28.5%

Combined ratio	91.5%	147.2%	104.5%	122.1%

Statutory:
Loss ratio	37.5%	120.8%	55.2%	93.6%
Expense ratio	48.5%	24.2%	59.6%	29.4%

Combined ratio	86.0%	145.0%	114.8%	123.0%

RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to June 30, 2004
Net Premiums Earned. Net premiums earned decreased 8.5% to $13,079,318 for the second quarter 2005 from $14,291,457 a year ago due primarily to a decline in our ULI and discontinued bond program net premiums earned which was partially offset by an increase in net premiums earned for our GAP, WSB, UC and CPI products.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net premiums earned for ULI decreased 29.4% to $7,341,993 for the second quarter 2005 from $10,402,268 a year ago due primarily to decreased lending volume for certain of our financial institution customers combined with an increase in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. A decrease in experience rating adjustments results in a positive impact to net premiums earned whereas an increase in experience rating adjustments results in a decrease to net premiums earned. Experience rating adjustments increased during the second quarter 2005 when compared to the same period last year primarily due primarily to favorable loss experience for the ULI product line. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth.
Discontinued bond program net premiums earned declined $431,498 for the second quarter 2005 compared to a year ago due to the discontinuation of this program in the second quarter of 2004. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
GAP net premiums earned increased 75.3% to $2,261,332 for the second quarter 2005 from $1,290,230 a year ago. Net premiums earned for GAP increased due to rate increases, volume increases with existing customers and new customers added. Net premiums earned for WSB were $1,345,994 for the second quarter 2005 compared to $224,628 a year ago as this program began in the second quarter 2004. Net premiums earned for our UC products increased 9.2% to $1,473,453 for the second quarter 2005 from $1,349,612 a year ago primarily due to rate increases. CPI net premiums earned increased 6.2% to $603,418 for the second quarter 2005 from $568,379 a year ago principally due to new customers added.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 66.2% to $812,747 for the second quarter 2005 from $489,013 a year ago. This improvement was due to growth in fixed income investments combined with a higher after-tax yield. Higher yields resulted from the Company’s reallocation of a portion of its portfolio from short-term investments to fixed maturities during the second and third quarters of 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.
We recorded net realized gains on investments of $883,151 in the second quarter 2005 compared to $662,430 in the second quarter 2004. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between the cost and estimated fair value is charged to income as a realized loss on investment. There were no impairment charges included in net realized gains on investments during the second quarter 2005 compared to $364,096 in the second quarter 2004. Included in impairment charges for the three months ended June 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 9.2% to $888,426 for the second quarter 2005 from $978,880 for the same period in 2004. In 2004, the Company engaged in a one-time project which generated fees that were not received in 2005.
Management Fees. Through our UCassure® product, we insure the payment of certain unemployment compensation benefit charges to be paid from contract funds on deposit. We have agreements with a cost containment service firm to control the unemployment compensation costs of certain qualified entities. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Our management fees increased to $280,286 for the second quarter 2005 from zero a year ago as a result of favorable unemployment experience during 2005. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Total losses and LAE decreased 71.9% to $4,826,546 for the second quarter 2005 from $17,155,739 a year ago. This decline was principally due to a decrease in losses and LAE of $9,319,105 on the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for a discussion of the discontinued bond program losses. Excluding the discontinued bond program, losses and LAE declined $3,010,088 for the second quarter 2005 compared to a year ago primarily due to decreases in our ULI and CPI products which was partially offset by an increase in losses and LAE for our GAP, UC and WSB business.
ULI losses and LAE decreased 50.4% to $3,087,350 for the second quarter 2005 from $6,227,738 a year ago. The decrease was due to favorable loss development combined with a decrease in premium volume. CPI losses and LAE declined 69.4% to $290,322 for the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
second quarter 2005 from $947,537 a year ago due to the cancellation of a poor-performing book of business in the second quarter of 2004.
GAP losses and LAE increased 28.1% to $814,705 for the second quarter 2005 from $636,112 a year ago principally due to growth in the business. Losses and LAE for our UC product increased $500,956 compared to a year ago due to            favorable loss development in 2004 on an excess of loss policy that was cancelled at the end of 2003 as well as reserve strengthening during the second quarter 2005 resulting from rising unemployment costs. WSB losses and LAE increased to $134,594 for the second quarter 2005 from $22,464 a year ago consistent with the growth in business.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense rose 79.7% to $3,928,577 for the second quarter 2005 from $2,185,800 a year ago principally due to the growth in GAP, CPI, UC and WSB premiums. Other insurance operating expenses increased 87.0% to $2,898,442 for the second quarter 2005 from $1,549,641 a year ago primarily due to legal fees related to the Audit Committee’s independent investigation of E&Y’s withdrawal of its audit reports, the SEC investigation and the discontinued bond program arbitrations, as well as an increase in external audit fees. A substantial portion of this increase represents one-time expenses.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC declined 14.9% to $773,255 for the second quarter 2005 from $909,092 a year ago. The Company incurred an impairment write down of a database during the second quarter 2004, which increased expenses for that period.
Interest Expense. Interest expense increased to $281,313 for the second quarter 2005 from $204,879 a year ago. Rising interest rates contributed to the increase in interest expense. See “Liquidity and Capital Resources” for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company had federal income tax expense of $826,812 for the second quarter 2005 compared to federal income tax (benefit) of $(2,168,271) a year ago. The benefit in 2004 was primarily caused by a decline in pre-tax income due to the discontinued bond program losses.
GAAP Combined Ratio. For the second quarter 2005, the combined ratio decreased to 91.5% from 147.2% a year ago. The loss ratio decreased to 37.5% for the second quarter 2005 from 120.8% a year ago principally due to the decrease in losses and LAE on the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 37.4% for the second quarter 2005 compared to 55.5% a year ago. The improvement in the loss ratio (excluding the discontinued bond program) was attributable to our ULI, CPI, GAP and WSB product lines. The expense ratio increased to 54.0% for the second quarter 2005 from 26.4% a year ago primarily due to an increase in commission expense and other insurance operating expenses as described above.
Six Months Ended June 30, 2005 Compared to June 30, 2004
Net Premiums Earned. Net premiums earned increased 1.8% to $25,726,454 for the first six months of 2005 from $25,263,104 a year ago as a result of increases in our GAP, UC, and WSB products which were partially offset by decreases in our ULI, CPI and discontinued bond program business.
Net premiums earned for GAP rose 83.4% to $4,320,396 for the first six months of 2005 from $2,355,590 a year ago. This increase was due to purchases of GAP coverage by new customers, as well as rate and volume increases with existing customers. Net premiums earned for UC products grew 9.6% to $2,775,243 for the first six months of 2005 from $2,533,028 a year ago primarily due to rate increases. Net premiums earned for WSB were $2,519,370 for the first six months of 2005 compared to $224,628 a year ago as we began participating in this program during the second quarter 2004.
ULI net premiums earned declined 14.9% to $14,825,606 for the first six months of 2005 from $17,422,506 a year ago due primarily to decreased lending volume for certain of our financial institution customers combined with an increase in experience rating adjustments. Experience rating adjustments increased for the first six months of 2005 when compared to the same period last year primarily due to favorable loss experience for the ULI product line. These decreases in ULI net premiums earned were partially offset by an increase in lending volume by several of our other financial institution customers.
Net premiums earned for CPI decreased 45.1% to $1,179,732 for the first six months of 2005 from $2,148,042 a year ago as a poor-performing book of business was cancelled in the second quarter 2004.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Discontinued bond program net premiums earned declined $502,297 for the first six months of 2005 compared to a year ago due to the discontinuation of this program in the second quarter of 2004. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
Investment Income. Net investment income increased 60.8% to $1,446,942 for the first six months of 2005 from $899,848 a year ago. This improvement was due to growth in fixed income investments combined with a higher after-tax yield. Higher yields resulted from the Company’s reallocation of a portion of its portfolio from short-term investments to fixed maturities during the second and third quarters of 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.
We recorded net realized gains on investments of $1,257,449 for the first six months of 2005 compared to $966,302 a year ago. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. There were no impairment charges included in net realized gains on investments for the first six months of 2005 compared to $450,792 a year ago. Included in impairment charges for the first six months of 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 12.5% to $1,726,048 for the first six months of 2005 from $1,972,341 a year ago. In 2004, the Company engaged in a one-time project which generated additional fees that were not received in 2005.
Management Fees. Our management fees increased to $280,286 for the first six months of 2005 from zero a year ago as a result of favorable unemployment experience during 2005. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 40.3% to $14,018,033 for the first six months of 2005 from $23,471,365 a year ago. This decline was partly due to a decrease in losses and LAE of $5,775,939 on the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for a discussion of the discontinued bond program losses. Excluding the discontinued bond program, losses and LAE declined $3,667,393 for the first six months of 2005 compared to a year ago primarily due to decreases in our ULI and CPI products which was partially offset by an increase in losses and LAE for our GAP, UC and WSB business.
ULI losses and LAE decreased 32.0% to $7,161,059 for the first six months of 2005 from $10,532,175 a year ago. The decrease is due to favorable loss development combined with a decrease in premium volume. CPI losses and LAE declined 74.6% to $501,389 for the first six months of 2005 from $1,977,573 a year ago due to the cancellation of a poor-performing book of business in the second quarter of 2004.
GAP losses and LAE increased 34.3% to $1,995,784 for the first six months of 2005 from $1,485,603 a year ago principally due to growth in the business. Losses and LAE for our UC product increased $413,075 compared to a year ago due to favorable loss development in 2004 on an excess of loss policy that was cancelled at the end of 2003 as well as reserve strengthening during the second quarter 2005 resulting from rising unemployment costs. WSB losses and LAE increased to $251,932 for the first six months of 2005 from $22,464 a year ago consistent with the growth in business.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense rose 56.9% to $6,745,591 for the first six months of 2005 from $4,298,329 a year ago principally due the growth in GAP, UC and WSB premiums. Other insurance operating expenses increased 89.8% to $5,475,755 for the first six months of 2005 from $2,885,424 a year ago primarily due to legal fees related to the Audit Committee’s independent investigation of E&Y’s withdrawal of its audit reports, the SEC investigation and the discontinued bond program arbitrations, as well as an increase in external and regulatory audit fees. A substantial portion of this increase represents one-time expenses.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 24.8% to $1,429,389 for the first six months of 2005 from $1,899,929 a year ago. These decreases were consistent with the decrease in codification and subscription revenues and were primarily attributable to the completion of a one-time project that generated additional expenses for 2004

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
as well as the write-down of a database in the second quarter 2004.
Interest Expense. Interest expense grew to $535,896 for the first six months of 2005 from $431,482 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. Federal income tax expense was $353,474 for the first six months of 2005 compared to an income tax (benefit) of $(1,723,426) for the same period last year. The benefit in 2004 was primarily caused by a decline in pre-tax income due to the discontinued bond program losses.
GAAP Combined Ratio. For the first six months of 2005, the combined ratio decreased to 104.5% from 122.1% for the same period last year. The loss ratio declined to 55.2% for the first six months of 2005 from 93.6% a year ago principally due to the decrease in losses and LAE on the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 41.0% for the first six months of 2005 compared to 56.3% a year ago. The improvement in the loss ratio (excluding the discontinued bond program) was attributable to our ULI, CPI, GAP and WSB product lines. The expense ratio increased to 49.3% for the first six months of 2005 from 28.5% for the same period last year primarily due to an increase in commission expense and other insurance operating expenses as described above.
BUSINESS OUTLOOK
For information regarding the Company’s financial condition, results of operations and business outlook for fiscal year 2005, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is being filed contemporaneously with the filing of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of June 30, 2005 and December 31, 2004, the Company’s capital structure consisted of trust preferred debt issued to affiliates, borrowings from our revolving line of credit and shareholders’ equity and is summarized in the following table:

	June 30,	December 31,
	2005	2004
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank note payable	—	500,000

Total debt obligations	15,465,000	15,965,000

Total shareholders’ equity	25,930,890	24,846,288

Total capitalization	$41,395,890	$40,811,288

Ratio of total debt obligations to total capitalization	37.4%	39.1%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (7.35% and 5.34% at June 30, 2005 and 2004, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (7.54% and 5.64% at June 30, 2005 and 2004, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility for the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of June 30, 2005, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with no outstanding balance at June 30, 2005 ($500,000 at December 31, 2004). The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. As of June 30, 2005, we were in compliance with each these requirements.
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
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At June 30, 2005, total cash and short-term investments were approximately $20.3 million and net loss and LAE reserves, excluding the discontinued bond program, were approximately $6.7 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 5 to the Consolidated Financial Statements, the Company recorded $22.9 million in loss and LAE reserves for its discontinued bond program at June 30, 2005. The Company is currently disputing these losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between Highlands and DHS and NJAG, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related arbitrations as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss reserves for the discontinued bond program.
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
Cash flows provided by operating activities remained relatively flat for the six months ended June 30, 2005 at $834,422 compared to $775,759 for the same period a year ago.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of the Ohio Department of Insurance (the “Department”). During 2005, the maximum amount of

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,087,967.
Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital is in excess of all required action levels as of June 30, 2005.
Given the Company’s historic cash flows and current financial condition, management believes that the cash flows from operating and investing activities over the next year will provide sufficient liquidity for the operations of the Company.
DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2005, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2004. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 which is being filed contemporaneously with the filing of this Form 10-Q.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
•	the independent auditor’s report on the issuer’s most recent financial statements;

•	buy/hold/sell recommendations of investment advisors and analysts;

•	relevant rating history, analysis and guidance provided by rating agencies and analysts; and

•	our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were no impairment charges included in net realized gains on investments for six months ended June 30, 2005 compared to $450,792 for the same period a year ago. Included in impairment charges for the six months ended June 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. Impairments within the portfolio during 2005 are possible if current economic and financial conditions worsen.
The following table summarizes, for all securities in an unrealized loss position at June 30, 2005, the estimated fair value and gross unrealized losses (pre-tax) by length of time those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	unrealized
	fair value	losses
Fixed maturities:
6 months or less	$4,225,678	$9,896
7-12 months	1,955,933	13,024
Greater than 12 months	2,916,294	27,814

Total fixed maturities	9,097,905	50,734

Equities:
6 months or less	4,446,415	209,404
7-12 months	450,718	10,901

Total equities	4,897,133	220,305

Total	$13,995,038	$271,039

As of June 30, 2005, the Company had unrealized losses on 40 fixed maturity securities totaling $50,734, including 22, 8, and 10 fixed maturity securities that maintained an unrealized loss position for 6 months or less, 7-12 months, and greater than 12 months, respectively. All 40 fixed maturity securities had a fair value to cost ratio equal to or greater than 98% as of June 30, 2005.
As of June 30, 2005, the Company had unrealized losses on 12 equity securities totaling $220,305, including 11 and 1 equity securities that maintained an unrealized loss position for 6 months or less and 7-12 months, respectively. Out of the 12 equity securities, 11 securities had a fair value to cost ratio equal to or greater than 92% and 1 security had a fair value to cost ratio equal to 85% as of June 30, 2005.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As disclosed in “Overview-Discontinued Bond Program” above and in Note 5 to the Consolidated Financial Statements, the Company is disputing the discontinued bond program losses in ongoing arbitration proceedings. The discontinued bond program loss and LAE reserves of $22.9 million at June 30, 2005 do not include any adjustment for positive arbitration outcomes or potential settlement amounts. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, potential settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amounts between Highlands and DHS and NJAG, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
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
The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for its UC and other product lines. As of June 30, 2005, our indicated gross loss and LAE reserve range for lender/dealer products was $5.0 million to $6.4 million and our recorded loss and LAE reserves were $5.8 million.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common shares during the second quarter 2005.
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