Form 10-Q
period 2005-09-30
BANCINSURANCE CORP
filed 2006-01-25
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☑     NO ☐
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

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “Form 10-Q”) should be read together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the year ended December 31, 2004, and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q.
Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004*	2005	2004*
Revenues:
Net premiums earned	$13,771,082	$12,731,441	$39,497,536	$37,994,545
Net investment income	895,603	626,304	2,342,545	1,526,152
Net realized gains on investments	26,140	106,450	1,283,589	1,072,752
Codification and subscription fees	776,950	868,842	2,502,998	2,841,183
Management fees	231,399	4,896	511,685	33,710
Other income	18,158	6,518	90,896	33,519

Total revenues	15,719,332	14,344,451	46,229,249	43,501,861

Expenses:
Losses and loss adjustment expenses (“LAE”)	6,177,129	7,553,280	16,534,986	21,608,530
Discontinued bond program losses and LAE	103,415	6,141,691	3,763,591	15,557,806
Commission expense	3,652,612	2,973,981	10,398,203	7,272,310
Other insurance operating expenses	2,356,173	1,550,849	7,831,927	4,436,273
Codification and subscription expenses	682,057	802,400	2,111,446	2,702,329
General and administrative expenses	490,023	338,183	763,094	919,963
Interest expense	297,698	220,220	833,594	651,702

Total expenses	13,759,107	19,580,604	42,236,841	53,148,913

Income (loss) before federal income taxes	1,960,225	(5,236,153)	3,992,408	(9,647,052)

Federal income tax expense (benefit)	458,594	(1,915,324)	812,068	(3,638,750)

Net income (loss)	$1,501,631	$(3,320,829)	$3,180,340	$(6,008,302)

Net income (loss) per common share:
Basic	$.30	$(.67)	$.64	$(1.22)

Diluted	$.30	$(.67)	$.63	$(1.22)

* Restated, See Note 1 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $4,928,524 in 2005 and $5,034,173 in 2004)	$4,877,155	$4,909,873
Available for sale:
Fixed maturities, at fair value (amortized cost $62,298,539 in 2005 and $53,406,973 in 2004)	62,809,698	54,139,496
Equity securities, at fair value (cost $7,595,990 in 2005 and $8,545,757 in 2004)	8,183,242	10,312,382
Short-term investments, at cost which approximates fair value	14,698,804	12,712,577
Other invested assets	715,000	715,000

Total investments	91,283,899	82,789,328

Cash	2,146,520	3,791,267
Premiums receivable	7,648,082	7,911,379
Accounts receivable, net	553,757	710,525
Reinsurance recoverables	1,017,669	1,943,602
Prepaid reinsurance premiums	5,060,116	2,859,710
Deferred policy acquisition costs	9,689,988	7,223,995
Estimated earnings in excess of billings on uncompleted codification contracts	216,751	182,441
Loans to affiliates	902,287	836,022
Intangible assets, net	789,642	845,531
Accrued investment income	951,934	887,467
Current federal income taxes	3,576,823	3,688,228
Deferred federal income taxes	1,354,561	1,637,813
Taxes, licenses and fees receivable	—	72,520
Other assets	1,770,919	1,680,644

Total assets	$126,962,948	$117,060,472

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
(Unaudited)

	September 30,	December 31,
	2005	2004
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	$8,053,056	$11,563,111
Discontinued bond program reserve for unpaid losses and LAE	22,966,987	19,203,356
Unearned premiums	34,656,156	27,719,148
Ceded reinsurance premiums payable	2,847,048	493,963
Experience rating adjustments payable	2,641,946	1,456,403
Retrospective premium adjustments payable	3,617,239	7,276,225
Funds held under reinsurance treaties	866,088	1,253,796
Contract funds on deposit	1,330,501	811,358
Taxes, licenses and fees payable	294,518	—
Deferred ceded commissions	1,187,624	1,034,931
Commissions payable	3,042,061	4,022,811
Billings in excess of estimated earnings on uncompleted codification contracts	83,919	60,227
Notes payable	26,639	540,198
Other liabilities	2,784,861	1,313,657
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	99,863,643	92,214,184

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares;
6,170,341 shares issued at September 30, 2005 and December 31, 2004,
4,972,700 shares outstanding at September 30, 2005 and December 31, 2004	1,794,141	1,794,141
Additional paid-in capital	1,336,073	1,336,073
Accumulated other comprehensive income	722,116	1,649,439
Retained earnings	29,019,052	25,838,712

	32,871,982	30,618,365

Less: Treasury shares, at cost (1,197,641 common shares at September 30, 2005 and December 31, 2004)	(5,772,077)	(5,772,077)

Total shareholders’ equity	27,099,305	24,846,288

Total liabilities and shareholders’ equity	$126,962,948	$117,060,472

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004*
Cash flows from operating activities:
Net income (loss)	$3,180,340	$(6,008,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized gains on investments	(1,283,589)	(1,072,752)
Net realized gains on disposal of property and equipment	(350)	—
Depreciation and amortization	438,201	309,582
Deferred federal income tax (benefit) expense	759,505	(1,017,377)
Change in assets and liabilities:
Premiums receivable	263,297	2,767,631
Accounts receivable, net	156,768	458,582
Reinsurance recoverables	925,933	2,019,048
Prepaid reinsurance premiums	(2,200,406)	4,030,862
Deferred policy acquisition costs	(2,465,993)	(1,345,351)
Other assets, net	(87,892)	(4,077,876)
Reserve for unpaid losses and LAE	253,576	13,879,498
Unearned premiums	6,937,008	580,198
Ceded reinsurance premiums payable	2,353,085	(1,325,745)
Experience rating adjustments payable	1,185,543	473,717
Retrospective premium adjustments payable	(3,658,986)	130,325
Funds held under reinsurance treaties	(387,708)	(1,334,505)
Contract funds on deposit	519,143	(924,887)
Deferred ceded commissions	152,693	(410,508)
Other liabilities, net	795,057	(2,997,844)

Net cash provided by operating activities	7,835,225	4,134,296

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	20,000	195,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	21,097,529	13,632,156
Proceeds from available for sale equity securities sold	17,862,722	8,955,645
Cost of investments purchased:
Held to maturity fixed maturities	—	(250,410)
Available for sale fixed maturities	(30,228,282)	(29,689,189)
Equity securities	(15,644,181)	(7,427,459)
Net change in short-term investments and other invested assets	(1,986,227)	11,509,444
Purchase of land, property and leasehold improvements	(101,533)	—

Net cash used in investing activities	(8,979,972)	(3,074,813)

Cash flows from financing activities:
Proceeds from note payable to bank	—	3,000,000
Repayments of note payable to bank	(500,000)	(3,000,000)
Proceeds from stock options exercised	—	238,609

Net cash provided by (used in) financing activities	(500,000)	238,609

Net increase (decrease) in cash	(1,644,747)	1,298,092
Cash at December 31	3,791,267	2,949,627

Cash at September 30	$2,146,520	$4,247,719

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$824,567	$654,933

Federal income taxes	$—	$1,730,000

* Restated, See Note 1 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

We prepared the consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of Bancinsurance Corporation and its subsidiaries as of September 30, 2005 and for all periods presented have been made.

The comparative 2004 financial information has been restated to correct balance sheet reserves and accrual adjustments for the Company’s discontinued bond program.

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited consolidated financial statements together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results of operations for the full 2005 year.

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

2.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (7.86% and 5.81% at September 30, 2005 and 2004, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (8.07% and 6.03% at September 30, 2005 and 2004, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended September 30, 2005 and 2004 was $297,219 and $214,170, respectively, and $830,161 and $619,202 for the nine months ended September 30, 2005 and 2004, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. The Company was in compliance with all provisions of its debt covenants at September 30, 2005.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
3.	Stock Option Plans

We use the “intrinsic value method” under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options issued to employees, officers and directors under our equity compensation plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, was issued by the FASB in 1995 and requires the “fair value method” for recognition of cost on equity compensation plans similar to those used by the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if we had adopted the fair value method under SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,501,631	$(3,320,829)	$3,180,340	$(6,008,302)
Deduct: Total stock-based employee compensation expense determined under “fair value” based method for all awards, net of related tax effects	(14,297)	(11,169)	(57,222)	(67,607)

Pro forma net income (loss)	$1,487,334	$(3,331,998)	$3,123,118	$(6,075,909)

Net income (loss) per common share:

Basic, as reported	$0.30	$(0.67)	$0.64	$(1.22)
Basic, pro forma	$0.30	$(0.67)	$0.63	$(1.23)
Diluted, as reported	$0.30	$(0.67)	$0.63	$(1.22)
Diluted, pro forma	$0.30	$(0.67)	$0.62	$(1.23)
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

4.	Other Comprehensive Income

The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2005
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2005	$(478,733)	$(162,769)	$(315,964)
Less: reclassification adjustments for gains realized in net income	26,140	8,888	17,252

Net unrealized holding losses	(504,873)	(171,657)	(333,216)

Other comprehensive loss	$(504,873)	$(171,657)	$(333,216)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended September 30, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2004	$379,807	$129,134	$250,673
Less: reclassification adjustments for gains realized in net income	106,450	36,193	70,257

Net unrealized holding gains	273,357	92,941	180,416

Other comprehensive income	$273,357	$92,941	$180,416

	Nine Months Ended September 30, 2005
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2005	$(121,446)	$(41,292)	$(80,154)
Less: reclassification adjustments for gains realized in net income	1,283,589	436,420	847,169

Net unrealized holding losses	(1,405,035)	(477,712)	(927,323)

Other comprehensive loss	$(1,405,035)	$(477,712)	$(927,323)

	Nine Months Ended September 30, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2004	$(14,324)	$(4,870)	$(9,454)
Less: reclassification adjustments for gains realized in net income	1,406,888	478,342	928,546

Net unrealized holding losses	(1,421,212)	(483,212)	(938,000)

Other comprehensive loss	$(1,421,212)	$(483,212)	$(938,000)

5.	Reinsurance

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
A reconciliation of direct to net premiums, on both a written and earned basis, for the three months and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005		2004		2005		2004
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$18,070,111	$13,675,825	$16,134,511	$13,200,516	$44,026,558	$39,066,956	$41,781,505	$42,599,500
Assumed	967,267	1,043,234	1,147,393	530,987	2,869,937	3,365,775	2,968,751	1,683,771
Ceded	(1,947,983)	(947,977)	(615,887)	(1,000,062)	(5,135,600)	(2,935,195)	(1,540,610)	(6,288,726)

Total	$17,089,395	$13,771,082	$16,666,017	$12,731,441	$41,760,895	$39,497,536	$43,209,646	$37,994,545

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months ended September 30, 2005 and 2004 were $274,966 and $1,470,724, respectively, and $970,524 and $2,794,620 during the nine months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005 and 2004, ceded reinsurance decreased commission expense incurred by $138,895 and $170,100 respectively, and $745,519 and $615,993 during the nine months ended September 30, 2005 and 2004, respectively.
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
Arbitrations. The Company has entered into arbitrations with all four insurance carriers participating in the discontinued bond program. The arbitration proceedings are described in more detail below:
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
Highlands Arbitration. The fourth insurance carrier, Highlands Insurance Company (“Highlands”), was placed in receivership during 2003. On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers. In November 2005, the Company responded to this demand seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. A hearing date has not yet been scheduled.
2005 Reserve Developments. In April 2005, the Company was advised of a global settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis. The agreement has an effective date of January 14, 2005 and covers past and future losses for immigration bonds issued by Aegis. As of December 31, 2004, the Company recorded loss and LAE reserves for immigration bonds in the amount of $3.6 million. The Company’s estimated loss and LAE reserves for immigration bonds was $7.3 million at September 30, 2005. The increase in immigration bond loss and LAE reserves occurred primarily during the first quarter of 2005 due to the global settlement between Aegis and DHS.
On August 30, 2005, the Company received notice from the Highlands’ Receiver of a global settlement with the New Jersey Attorney General (“NJAG”) on its remaining bail bond obligations. At December 31, 2004, the Company recorded loss and LAE reserves of $.6 million for Highlands’ bail bonds based on estimated settlement amounts provided by Highlands. Based on the actual settlement between Highlands and the NJAG, the Company recorded loss and LAE reserves of $3.4 million at September 30, 2005 for Highlands’ bail bonds. In accordance with SFAS No. 60, management recorded the increase in loss and LAE reserves of $2.8 million in the third quarter of 2005 as a change in estimate.
The Company records its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. Based on information received during the third quarter of 2005, management believes that certain insurance carriers would settle with the Company for less than their respective estimates of ultimate incurred losses as set forth in their loss reports. As a result, at September 30, 2005, management adjusted its loss and LAE reserves for the discontinued bond program based on the estimated settlement values. This resulted in a reduction of $3.1 million to our loss and LAE reserves at September 30, 2005 when compared to the applicable insurance carriers’ respective estimates of ultimate incurred losses at that date. In accordance with SFAS No. 60, management recorded this change in reserves during the third quarter of 2005 as a change in estimate.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2005 and December 31, 2004 (dollars in millions):

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	September 30,	December 31,
	2005	2004
Bail Bonds:
Case reserves	$12.9	$6.9
Incurred but not reported (“IBNR”) reserves	2.8	8.7

Total bail bond reserves	15.7	15.6

Immigration Bonds:
Case reserves	0.6	—
IBNR reserves	6.7	3.6

Total immigration bond reserves	7.3	3.6

Total reserves	$23.0	$19.2

At September 30, 2005, the Company believed Highlands was in negotiations with DHS for global settlement of its immigration bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s immigration bond loss and LAE reserves at September 30, 2005 take into consideration Highlands’ estimated global settlement amount with DHS as provided by Highlands.

It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers; however, because of the subjective nature inherent in assessing the final outcome of the arbitrations, management can not estimate the probability of an adverse or favorable outcome as of September 30, 2005. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of September 30, 2005. In accordance with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at September 30, 2005 taking into account the estimated settlement values with certain insurance carriers (as described above) but not taking into account the final outcome of the arbitrations. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability.

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

6.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$1,501,631	$(3,320,829)	$3,180,340	$(6,008,302)

Income (loss) available to common shareholders, assuming dilution	1,501,631	(3,320,829)	3,180,340	(6,008,302)

Weighted average common shares outstanding	4,972,700	4,969,135	4,972,700	4,943,871
Adjustments for dilutive securities:
Dilutive effect of outstanding options	10,859	—	64,878	—

Diluted common shares	4,983,559	4,969,135	5,037,578	4,943,871

Net income (loss) per common share:
Basic	$.30	$(.67)	$.64	$(1.22)
Diluted	$.30	$(.67)	$.63	$(1.22)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
7.	Segment Information

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

	Three Months Ended
	September 30, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$14,043,450	$776,950	$5,812	$14,826,212
Intersegment revenues	1,470	—	280,836	282,306
Interest revenue	873,937	—	1,426	875,363
Interest expense	—	480	—	480
Depreciation and amortization	73,433	24,507	—	97,940
Segment profit	2,324,665	112,391	290,996	2,728,052
Federal income tax expense	565,367	40,522	98,939	704,828

	Three Months Ended
	September 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$12,801,314	$868,842	$(52,563)	$13,617,593
Intersegment revenues	1,470	—	218,361	219,831
Interest revenue	612,892	—	165	613,057
Interest expense	47	480	—	527
Depreciation and amortization	113,791	22,087	—	135,878
Segment profit (loss)	(4,977,896)	65,964	155,463	(4,756,469)
Federal income tax expense (benefit)	(1,824,699)	24,644	52,808	(1,747,247)

	Nine Months Ended
	September 30, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$41,166,538	$2,502,998	$22,387	$43,691,923
Intersegment revenues	4,410	—	906,496	910,906
Interest revenue	2,293,729	—	1,952	2,295,681
Interest expense	126	1,441	—	1,567
Depreciation and amortization	265,826	69,830	—	335,656
Segment profit	3,970,267	431,670	919,710	5,321,647
Federal income tax expense	785,788	153,790	312,249	1,251,827
Segment assets	122,670,856	1,888,920	1,647,857	126,207,633

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Nine Months Ended
	September 30, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$39,067,313	$2,841,183	$55,679	$41,964,175
Intersegment revenues	4,410	—	438,119	442,529
Interest revenue	1,571,706	—	273	1,571,979
Interest expense	511	1,441	—	1,952
Depreciation and amortization	248,839	166,361	—	415,200
Segment profit (loss)	(8,557,622)	137,415	453,512	(7,966,695)
Federal income tax expense (benefit)	(3,264,258)	53,390	153,727	(3,057,141)
Segment assets	106,811,536	2,524,134	769,388	110,105,058
     The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Total revenues for reportable segments	$15,983,881	$14,450,481	$46,898,510	$43,978,683
Parent company revenues (loss)	17,757	113,801	241,645	(34,293)
Elimination of intersegment revenues	(282,306)	(219,831)	(910,906)	(442,529)

Total consolidated revenues	$15,719,332	$14,344,451	$46,229,249	$43,501,861

Profit
Total profit (loss) for reportable segments	$2,728,052	$(4,756,469)	$5,321,647	$(7,966,695)
Parent company loss	(767,827)	(479,684)	(1,329,239)	(1,680,357)

Income (loss) before federal income taxes	$1,960,225	$(5,236,153)	$3,992,408	$(9,647,052)

Assets
Total assets for reportable segments			$126,207,633	$110,105,058
Parent company assets			3,904,591	7,574,086
Elimination of intersegment receivables			(3,149,276)	(1,299,486)

Total consolidated assets			$126,962,948	$116,379,658

8.	Subsequent Events

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
This Form 10-Q should be read together with the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, Annual Report on Form 10-K for the year ended December 31, 2004, and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005, which are being filed contemporaneously with the filing of this Form 10-Q.
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
The Company has received reports from the insurance carriers regarding potential future liabilities on the program. In addition, during the third quarter 2005, management obtained information regarding potential settlement values with certain insurance carriers participating in the discontinued bond program (see Note 5 to the Consolidated Financial Statements for a discussion of these estimated settlement values). Based on the reports and claims received by the Company through September 30, 2005 and taking into account the information regarding the estimated settlement values, the Company recorded estimated loss and LAE reserves of $23.0 million for the program at September 30, 2005. The following provides a comparison of our loss and LAE reserves on the program at September 30, 2005 and December 31, 2004 (dollars in millions):

	September 30,	December 31,
	2005	2004
Bail Bonds:
Case reserves	$12.9	$6.9
IBNR reserves	2.8	8.7

Total bail bond reserves	15.7	15.6

Immigration Bonds:
Case reserves	0.6	—
IBNR reserves	6.7	3.6

Total immigration bond reserves	7.3	3.6

Total reserves	$23.0	$19.2

During the third quarter 2005, discontinued bond program losses and LAE were $103,415. These losses and LAE were primarily due to the $2.8 million increase in loss and LAE reserves during the third quarter 2005 based on the global settlement between Highlands’ Receiver and NJAG for its bail bond obligations as described in Note 5 to the Consolidated Financial Statements. Loss and LAE reserves for the discontinued bond program also increased $.4 million based on revised estimates of potential future liabilities as provided by certain insurance carriers during the third quarter 2005. These increases in reserves were partially offset by the $3.1 million decrease in loss and LAE reserves during the third quarter 2005 based on management’s estimated settlement values with certain insurance carriers.
During the first nine months of 2005, the Company recorded discontinued bond program losses and LAE of $3.8 million which consisted of 1) a $6.7 million increase in loss and LAE reserves related to the Aegis global settlement with DHS for its immigration

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
bond obligations and the Highlands’ Receiver global settlement with NJAG for its bail bond obligations, 2) a $.2 million net increase in loss and LAE reserves based on revised estimates of potential future liabilities as provided by certain insurance carriers during the first nine months of 2005, and 3) a $3.1 million decrease in loss and LAE reserves based on management’s estimated settlement values with certain insurance carriers.
The Company is disputing the losses on the discontinued bond program through the ongoing arbitrations. See Note 5 to the Consolidated Financial Statements for a discussion of these arbitrations.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers; however, because of the subjective nature inherent in assessing the final outcome of the arbitrations, management can not estimate the probability of an adverse or favorable outcome as of September 30, 2005. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of September 30, 2005. In accordance with SFAS No. 5, the Company is reserving to its best estimate of the ultimate liability on the program at September 30, 2005 taking into account the estimated settlement values with certain insurance carriers (as described above) but not taking into account the final outcome of the arbitrations. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability.
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
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

		Period-to-Period Increase (Decrease)
		Three and Nine Months Ended September 30,
		2004-2005
	Three Months Ended		Nine Months Ended
	Amount	% Change	Amount	% Change

Net premiums earned	$1,039,641	8.2%	$1,502,991	4.0%
Net realized gains on investments	(80,310)	(75.4)%	210,837	19.7%
Total revenues	1,374,881	9.6%	2,727,388	6.3%
Losses and LAE	(7,414,427)	(54.1)%	(16,867,759)	(45.4)%
Commissions and other insurance expenses	1,483,954	32.8%	6,521,547	55.7%
Income (loss) before federal income taxes	7,196,378	137.4%	13,639,460	141.4%
Net income (loss)	4,822,460	145.2%	9,188,642	152.9%
Net income for the third quarter 2005 was $1,501,631, or $0.30 per diluted share, compared to a net loss of $(3,320,829), or $(0.67) per diluted share, for the third quarter 2004. Net income was $3,180,340, or $0.63 per diluted share, for the first nine months of 2005 compared to a net loss of $(6,008,302), or $(1.22) per diluted share, for the same period last year. The improvement in the Company’s results for the three and nine months ended September 30, 2005 was primarily due to a significant decrease in discontinued bond program losses and LAE incurred compared to the same periods a year ago. In addition, the Company benefited from an increase in profitability for its GAP, CPI and WSB product lines and an increase in investment income when compared to last year. These positive factors were partially offset by an increase in legal, auditing and federal income tax expenses incurred during the three and nine months ended September 30, 2005 when compared to the same periods last year.
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

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
GAAP:
Loss ratio	46.1%	108.3%	52.1%	98.5%
Expense ratio	49.1%	36.2%	39.0%	31.2%

Combined ratio	95.2%	144.5%	91.1%	129.7%

Statutory:
Loss ratio	46.1%	108.3%	52.1%	98.5%
Expense ratio	38.7%	33.1%	50.3%	30.8%

Combined ratio	84.8%	141.4%	102.4%	129.3%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 Compared to September 30, 2004
Net Premiums Earned. Total net premiums earned increased 8.2% to $13,771,082 for the third quarter 2005 from $12,731,441 a year ago. Increases in net premiums earned for GAP, CPI, UC and WSB product lines were partially offset by decreases in our ULI and discontinued bond program lines.
Net premiums earned for GAP increased 82.7% to $2,771,281 for the third quarter 2005 from $1,516,913 a year ago. This growth was due to rate increases, volume increases with existing customers and new customers added. Net premiums earned for CPI increased $689,814 for the third quarter 2005 primarily due to fewer return premiums in 2005 when compared to 2004. Net premiums earned for WSB increased 70.3% to $1,189,036 for the third quarter 2005 from $698,112 a year ago as we began participating in this program during the second quarter 2004. Net premiums earned for UC increased slightly to $1,377,390 for the third quarter 2005 from $1,344,928 a year ago.
Net premiums earned for ULI decreased 15.1% to $7,838,536 for the third quarter 2005 from 9,231,455 a year ago. This decrease was primarily due to one of our managing general agents moving a portion of its premium in an effort to evenly distribute its business with existing insurance carriers combined with an increase in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. A decrease in experience rating adjustments results in a positive impact to net premiums earned whereas an increase in experience rating adjustments results in a decrease to net premiums earned. Experience rating adjustments increased during the third quarter 2005 when compared to the same period last year primarily due to favorable loss experience for the ULI product line as well as an increase in premium volume by several of our financial institution customers. Management anticipates that experience rating adjustments may fluctuate in future periods based upon loss experience and premium growth. These decreases in ULI net premiums earned were partially offset by an increase in lending volume by several of our other financial institution customers.
Discontinued bond program net premiums earned declined $57,443 for the third quarter 2005 compared to a year ago due to the discontinuation of this program in the second quarter of 2004. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 43.0% to $895,603 for the third quarter 2005 from $626,304 a year ago. This improvement was due to growth in fixed income investments combined with a higher after-tax yield. Higher yields resulted from the Company’s reallocation of a portion of its portfolio from short-term investments to fixed maturities during the second and third quarters of 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.
We recorded net realized gains on investments of $26,140 for the third quarter 2005 compared to $106,450 a year ago. This decrease was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between the cost and estimated fair value is charged to income as a realized loss on investment. There were no impairment charges included in net realized gains on investments for the third quarter 2005 compared to $57,550 a year ago. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased $91,892 to $776,950 for the third quarter 2005 from $868,842 a year ago primarily due to a decline in codification and subscription code revenue.
Management Fees. Through our UCassure® product, we insure the payment of certain unemployment compensation benefit charges to be paid from contract funds on deposit. We have agreements with a cost containment service firm to control the unemployment compensation costs of certain qualified entities. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Our management fees increased to $231,399 for the third quarter 2005 from zero a year ago as a result of favorable unemployment experience during 2005. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Total losses and LAE decreased 54.1% to $6,280,544 for the third quarter 2005 from

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
$13,694,971 a year ago. This decline was principally due to a decrease in losses and LAE of $6,038,276 on the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for a discussion of the discontinued bond program losses. Excluding the discontinued bond program, losses and LAE declined $1,376,151 for the third quarter 2005 compared to a year ago primarily due to decreases in our ULI and CPI products which were partially offset by an increase in losses and LAE for our GAP, UC and WSB business.
ULI losses and LAE decreased 26.9% to $4,205,423 for the third quarter 2005 from $5,754,322 a year ago. The decrease was due to favorable loss development combined with a decrease in premium volume. CPI losses and LAE declined 45.2% to $80,585 for the third quarter 2005 from $147,064 a year ago due to the cancellation of a poor-performing book of business in the second quarter of 2004.
GAP losses and LAE increased 2.8% to $1,572,489 for the third quarter 2005 from $1,529,094 a year ago. UC losses and LAE increased $148,230 to $199,186 for the third quarter 2005 from $50,956 a year ago. WSB losses and LAE increased to $118,904 for the third quarter 2005 from $69,811 a year ago. Increases in losses and LAE for these product lines were primarily due to the growth in business for each product.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense rose $678,631 to $3,652,612 for the third quarter 2005 from $2,973,981 a year ago principally due to the growth in GAP and WSB premiums combined with an increase in contingent commissions for one of our ULI agents. Other insurance operating expenses increased $805,324 to $2,356,173 for the third quarter 2005 from $1,550,849 a year ago primarily due to legal fees related to the SEC investigation and the discontinued bond program arbitrations, as well as an increase in external audit fees.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased $120,343 to $682,057 for the third quarter 2005 from $802,400 a year ago due to the decline in codification and subscription revenues mentioned above.
Interest Expense. Interest expense increased $77,478 to $297,698 for the third quarter 2005 from $220,220 a year ago primarily due to rising interest rates. See “Liquidity and Capital Resources” for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. Federal income tax expense was $458,594 for the third quarter 2005 compared to federal income tax (benefit) of $(1,915,324) for the same period last year. The benefit in 2004 was primarily caused by a decline in pre-tax income due to the discontinued bond program losses.
GAAP Combined Ratio. For the third quarter 2005, the combined ratio decreased to 95.2% from 144.5% a year ago. The loss ratio decreased to 46.1% for the third quarter 2005 from 108.3% a year ago principally due to the decrease in losses and LAE for the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 45.3% for the third quarter 2005 compared to 60.1% a year ago. The improvement in the loss ratio (excluding the discontinued bond program) was attributable to our ULI, CPI, GAP and WSB product lines. The expense ratio increased to 49.1% for the third quarter 2005 from 36.2% a year ago primarily due to primarily due to an increase in commission expense and other insurance operating expenses as described above.
Nine Months Ended September 30, 2005 Compared to September 30, 2004
Net Premiums Earned. Net premiums earned increased 4.0% to $ 39,497,536 for the nine months ended September 30, 2005 from $37,994,545 a year ago as a result of increases in GAP, UC and WSB products which were partially offset by decreases in ULI CPI and discontinued bond program business.
Net premiums earned for GAP rose 83.1% to $7,091,677 for the nine months ended September 30, 2005 from $3,872,503 a year ago. This increase was due to purchases of GAP coverage by new customers, as well as rate and volume increases with existing customers. Net premiums earned for UC products grew 7.1% to $4,152,633 for the nine months ended September 30, 2005 from $3,877,956 a year ago primarily due to rate increases. Net premiums earned for WSB increased $2,785,666 to $3,708,406 for the nine months ended September 30, 2005 from $922,740 a year ago as we began participating in this program during the second quarter 2004.
Net premiums earned for ULI decreased 15.0% to $22,664,142 for the nine months ended September 30, 2005 from $26,653,961 a year ago due primarily to decreased lending volume for certain of our financial institution customers, one of our managing general agents moving a portion of its premium in an effort to evenly distribute its business with existing insurance carriers and an increase in experience rating adjustments. Experience rating adjustments increased for the nine months ended September 30, 2005 when compared to

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
the same period last year primarily due to favorable loss experience for the ULI product line. These decreases in ULI net premiums earned were partially offset by an increase in lending volume by several of our other financial institution customers.
CPI net premiums earned decreased 13.9% to $1,718,096 for the nine months ended September 30, 2005 from $1,996,592 for the same period last year as a poor-performing book of business was cancelled in the second quarter 2004.
Discontinued bond program net premiums earned declined $559,740 for the nine months ended September 30, 2005 compared to a year ago due to the discontinuation of this program in the second quarter of 2004. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
Investment Income. Net investment income increased 53.5% to $2,342,545 for the nine months ended September 30, 2005 from $1,526,152 a year ago. This improvement was due to growth in fixed income investments combined with a higher after-tax yield. Higher yields resulted from the Company’s reallocation of a portion of its portfolio from short-term investments to fixed maturities during the second and third quarters of 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.
We recorded net realized gains on investments of $1,283,589 for the nine months ended September 30, 2005 compared to $1,072,752 a year ago. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. There were no impairment charges included in net realized gains on investments for the nine months ended September 30, 2005 compared to $508,343 a year ago. Included in impairment charges for the nine months ended September 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 11.9% to $2,502,998 for the nine months ended September 30, 2005 from $2,841,183 a year ago. In 2004, the Company engaged in a one-time project which generated additional fees that were not received in 2005.
Management Fees. Our management fees increased to $511,685 for the nine months ended September 30, 2005 from zero a year ago as a result of favorable unemployment experience during 2005. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 45.4% to $20,298,577 for the for the nine months ended September 30, 2005 from $37,166,336 a year ago. This decline was partly due to a decrease in losses and LAE of $11,794,215 on the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 5 to the Consolidated Financial Statements for a discussion of the discontinued bond program losses. Excluding the discontinued bond program, losses and LAE declined $5,073,544 for the nine months ended September 30, 2005 compared to a year ago primarily due to decreases in our ULI and CPI products which were partially offset by an increase in losses and LAE for our GAP, UC and WSB business.
ULI losses and LAE decreased 30.2% to $11,366,482 for the nine months ended September 30, 2005 from $16,286,497 a year ago. The decrease was due to favorable loss development combined with a decrease in premium volume. CPI losses and LAE declined 72.6% to $581,974 for the nine months ended September 30, 2005 from $2,124,637 a year ago due to the cancellation of a poor-performing book of business in the second quarter of 2004.
GAP losses and LAE increased 18.4% to $3,568,273 for the nine months ended September 30, 2005 from $3,014,697 a year ago principally due to growth in the business. Losses and LAE for our UC product increased $561,305 compared to a year ago due to            favorable loss development in 2004 on an excess of loss policy that was cancelled at the end of 2003 as well as reserve strengthening during 2005 resulting from rising unemployment costs. WSB losses and LAE increased to $370,836 for the nine months ended September 30, 2005 from $92,275 a year ago consistent with the growth in business.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions and Other Insurance Operating Expenses. Commission expense increased 43.0% to $10,398,203 for the nine months ended September 30, 2005 from $7,272,310 a year ago principally due to the growth in GAP and WSB premiums combined with an increase in contingent commissions for one of our ULI agents. Other insurance operating expenses rose 76.5% to $7,831,927 for the nine months ended September 30, 2005 from $4,436,273 a year ago primarily due to legal fees related to the Audit Committee’s independent investigation of E&Y’s withdrawal of its audit reports, the SEC investigation and the discontinued bond program arbitrations, as well as an

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
increase in external and regulatory audit fees. A substantial portion of this increase represents one-time expenses.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 21.9% to $2,111,446 for the nine months ended September 30, 2005 from $2,702,329 a year ago. These decreases were consistent with the decrease in codification and subscription revenues and were primarily attributable to the completion of a one-time project during 2004 that generated additional expenses for last year as well as the write-down of a database in the second quarter 2004.
Interest Expense. Interest expense increased 27.9% to $833,594 for the nine months ended September 30, 2005 from $651,702 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. Federal income tax expense was $812,068 for the nine months ended September 30, 2005 compared to federal income tax (benefit) of $(3,638,750) for the same period last year. The benefit in 2004 was primarily caused by a decline in pre-tax income due to the discontinued bond program losses.
GAAP Combined Ratio. For the nine months ended September 30, 2005, the combined ratio decreased to 91.1% from 129.7% a year ago. The loss ratio improved to 52.1% for the nine months ended September 30, 2005 from 98.5% a year ago due to the decrease in losses and LAE for the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 42.6% for the nine months ended September 30, 2005 compared to 57.6% a year ago. The improvement in the loss ratio (excluding the discontinued bond program) was attributable to our ULI, CPI, GAP and WSB product lines. The expense ratio increased to 39.0% for the nine months ended September 30, 2005 from 31.2% a year ago primarily due to an increase in commission expense and other insurance operating expenses as described above.
BUSINESS OUTLOOK
Lender/Dealer Products
Through September 30, 2005, the Company experienced positive underwriting results in its lender/dealer products which was partly attributable to tighter lending standards by our customers and pricing actions taken by the Company. This positive underwriting experience resulted in favorable loss development, primarily within our ULI product line. However, the national economy still appears to be unstable. The Company does not expect to continue to experience the same level of favorable loss development for our ULI product line that has been experienced during the first nine months of 2005. If loan defaults, bankruptcies and automobile repossessions increase, we would anticipate an increase in the frequency of losses for our ULI and CPI products.
Increased incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the increasing cost of fuel during the second half of 2005 could lower the fair value of less fuel efficient vehicles. If used car prices continue to decline the “gap” between the value of the vehicle and the outstanding loan balance would increase and thus the severity of our GAP losses would increase. The Company has taken pricing actions to mitigate the effect of these trends.
Automobile sale volumes are projected to be lower in 2006 which could result in fewer automobile financings among our lender/dealer customers. As a result, premium volume could decline if our lender/dealer customers are impacted by such trend. In addition, during the third quarter of 2005, one of our managing general agents moved a portion of its ULI and GAP premium in an effort to evenly distribute its business with existing insurance carriers. As a result, the Company expects a decline in premiums earned and losses and commissions incurred of approximately $3.0 million and $2.5 million, respectively, for this managing general agent in 2006 when compared to 2005.
During 2005, two major insurance providers discontinued offering GAP coverage which could lead to additional sales opportunities for the Company as lenders and dealers look to replace these carriers.
Unemployment Compensation and Other Specialty Products
The Company believes that there has been a stabilization of benefit charge levels in our UC product customer base; however if unemployment levels rise, we could experience lower management fees and/or increased losses for our UC products. We anticipate an increase in premiums for our WSB in 2005 compared to 2004 as we participated in the program for a partial year in 2004 and a full year in 2005. Furthermore, any developments on the discontinued bond program and related arbitrations could have a material impact on our results of operations and/or financial condition.
Expenses and Investments
The Company experienced a higher level of expenses during the first nine months of 2005 partly due to legal fees related to the Audit

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Committee’s independent investigation of E&Y’s withdrawal of its audit reports as well as audit fees related to the re-audits of the Company’s financial statements. These represent one-time expenses. As a result, the Company would anticipate a decline in expenses in 2006; however, it should be noted that the Company anticipates it will continue to incur legal costs for the SEC private investigation and the discontinued bond program arbitrations.
If interest rates continue to rise, it would increase the level of interest expense on the Company’s trust preferred debt and any borrowings on its revolving line of credit. In addition, a rise in interest rates could decrease the fair value of the Company’s fixed income investment portfolio.
Over the past several years, the Company has benefited from net realized gains from sales of investments which is mostly attributable to sales of equity securities. As the Company’s has reduced its net unrealized gain position in its equity portfolio, we do not anticipate the same level of net realized gains on investments that have been experienced in the past few years.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of September 30, 2005 and December 31, 2004, the Company’s capital structure consisted of trust preferred debt issued to affiliates, borrowings from our revolving line of credit and shareholders’ equity and is summarized in the following table:

	September 30,	December 31,
	2005	2004

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank note payable	—	500,000

Total debt obligations	15,465,000	15,965,000

Total shareholders’ equity	27,099,305	24,846,288

Total capitalization	$42,564,305	$40,811,288

Ratio of total debt obligations to total capitalization	36.3%	39.1%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (7.86% and 5.81% at September 30, 2005 and 2004, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (8.07% and 6.03% at September 30, 2005 and 2004, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility for the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of September 30, 2005, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with no outstanding balance at September 30, 2005 ($500,000 at December 31, 2004). The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. As of September 30, 2005, we were in compliance with each these requirements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At September 30, 2005, total cash and short-term investments were approximately $16.8 million and net loss and LAE reserves, excluding the discontinued bond program, were approximately $7.4 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 5 to the Consolidated Financial Statements, the Company recorded $23.0 million in loss and LAE reserves for its discontinued bond program at September 30, 2005. The Company is currently disputing these losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related arbitrations as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss reserves for the discontinued bond program.
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
Cash flows provided by operating activities totaled $7,835,225 and $4,134,296 for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily the result of an increase in premiums and investment income collected and a decrease in paid claims and federal income taxes paid. These increases in cash flows were partially offset by an increase in commissions and other insurance operating expenses paid in the first nine months of 2005 compared to a year ago.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of the Ohio Department of Insurance (the “Department”). During 2005, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,087,967.
Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital is in excess of all required action levels as of September 30, 2005.
Given the Company’s historic cash flows and current financial condition, management believes that the cash flows from operating and

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
investing activities over the next year will provide sufficient liquidity for the operations of the Company.
DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2005, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2004. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 which is being filed contemporaneously with the filing of this Form 10-Q.
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
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were no impairment charges included in net realized gains on investments for the nine months ended September 30, 2005 compared to $508,343 for the same period a year ago.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Included in impairment charges for the nine months ended September 30, 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. Impairments within the portfolio during the remainder of 2005 are possible if current economic and financial conditions worsen.
The following table summarizes, for all securities in an unrealized loss position at September 30, 2005, the estimated fair value and gross unrealized losses (pre-tax) by length of time those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	unrealized
	fair value	losses

Fixed maturities:
6 months or less	$15,466,766	$101,246
7-12 months	6,151,425	62,685
Greater than 12 months	2,849,453	36,845

Total fixed maturities	24,467,644	200,776

Equities:
6 months or less	1,230,668	35,731
7-12 months	4,077,054	285,803
Greater than 12 months	8,245	3,995

Total equities	5,315,967	325,529

Total	$29,783,611	$526,305

As of September 30, 2005, the Company had unrealized losses on 81 fixed maturity securities totaling $200,776, including 53, 19 and 9 fixed maturity securities that maintained an unrealized loss position for 6 months or less, 7-12 months and greater than 12 months, respectively. All 81 fixed maturity securities had a fair value to cost ratio equal to or greater than 97% as of September 30, 2005.
As of September 30, 2005, the Company had unrealized losses on 14 equity securities totaling $325,529, including 4, 9 and 1 equity securities that maintained an unrealized loss position for 6 months or less, 7-12 months and greater than 12 months, respectively. Out of the 14 equity securities, 12 securities had a fair value to cost ratio equal to or greater than 90%, 1 security had a fair value to cost ratio of 77% and 1 security had a fair value to cost ratio of 67% (unrealized loss of $3,995) as of September 30, 2005.
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
As disclosed in “Overview-Discontinued Bond Program” above and in Note 5 to the Consolidated Financial Statements, the Company is disputing the discontinued bond program losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
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
The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC and other product lines. As of September 30, 2005, our indicated gross loss and LAE reserve range for lender/dealer products was $5.2 million to $6.1 million and our recorded loss and LAE reserves were $5.9 million.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common shares during the third quarter 2005.
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