Form 10-K
period 2005-12-31
BANCINSURANCE CORP
filed 2006-03-01
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to___
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
YES ☐       NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
YES ☐      NO ☑
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was $9,993,627.
The number of the registrant’s common shares outstanding as of February 7, 2006 was 4,972,700.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed in connection with the solicitations of proxies for the Annual Meeting to be held on May 31, 2006 are incorporated by reference into Part III of this report.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
2005 FORM 10-K

PART I
FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related arbitrations, the ongoing SEC private investigation and the concentrations of ownership of the Company’s common shares by members of the Sokol family, and other risk factors identified in our filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
ITEM 1. BUSINESS
GENERAL/OVERVIEW
Bancinsurance Corporation is an Ohio insurance holding company primarily engaged in the underwriting of specialized property/casualty insurance products through our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), an Ohio corporation. Ohio Indemnity is licensed to transact business in 48 states and the District of Columbia. We are also engaged in the municipal code publishing business and offer a wide range of municipal code publishing services for state and local governments through our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), an Ohio corporation which was acquired in February 2000. In addition, our wholly-owned subsidiary, Ultimate Services Agency, LLC (“USA”), an Ohio limited liability company which we formed in July 2002, is a property/casualty insurance agency. Financial information for our business segments for the three years ended December 31, 2005 is included in Note 24 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.
General information about Bancinsurance is available on the Company’s website, www.bancins.com. Information on our website is not and should not be considered part of this Annual Report on Form 10-K.
PRODUCTS AND SERVICES
Ohio Indemnity Company
The majority of our net premiums written and premiums earned are derived from three distinct lines of business offered by Ohio Indemnity: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products, which consists primarily of our waste surety bond program. In 2005, we had net premiums earned of $51,716,945 with 80% attributable to our lender/dealer products, 11% attributable to our unemployment compensation products and 9% attributable to the waste surety bond program.
Lender/Dealer Products. Our automobile lender/dealer line offers three types of products: First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. ULI insures against damage to pledged collateral in cases where the collateral is not otherwise insured. Our standard ULI policy covers physical damage to the collateral in an amount not to exceed the lesser of the collateral’s fair market value or the outstanding loan balance. This blanket vendor single interest policy is generally written to cover the lending institution’s complete portfolio of collateralized personal property loans, which generally consist of automobile loans. Certain ULI policies are eligible for experience rated and retrospective rated refunds based on loss experience. We also offer supplemental insurance coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender’s collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral. During 2005, we provided ULI coverage to approximately 400 lending institutions. The premiums charged for ULI are based on claims experience, loan volumes and general market conditions. ULI products represented 56%, 69% and 72% of our net premiums earned during 2005, 2004 and 2003, respectively.

Second, creditor placed insurance (“CPI”) provides an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers an automobile lender’s loan portfolio through tracking individual borrowers’ insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. The lender then charges the premium to the borrower. The National Association of Insurance Commissioners (“NAIC”) developed a “model act” for CPI in 1996 and several states have adopted its provisions. The model act helped to clarify program parameters that are acceptable to regulators. Our CPI product complies with the model act. During 2005, we provided CPI coverage to approximately 35 lending institutions. CPI products represented 5%, 4% and 11% of our net premiums earned during 2005, 2004 and 2003, respectively.
Third, guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The “gap” results from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long-term loans (60-84 months) and low trade-in prices contribute to such “gap” amounts. GAP insurance policies insure lenders, lessors and auto dealers who waive “gap” amounts and elect to purchase GAP insurance to cover the risk assumed by making the waiver. We offer two primary forms of GAP insurance products. First, voluntary GAP insurance policies are sold to lenders, lessors and auto dealers who in turn sell such policies directly to the borrower when a vehicle is purchased or leased. Second, blanket GAP insurance policies are sold to lessors who typically waive GAP amounts on all of their leases. During 2005, we provided GAP coverage to approximately 4,000 lenders, lessors and auto dealers. GAP products represented 19%, 11% and 6% of our net premiums earned during 2005, 2004 and 2003, respectively.
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
During 2005, we provided UC insurance coverage to approximately 110 customers. UC products represented 11%, 10% and 11% of our net premiums earned during 2005, 2004 and 2003, respectively.
Waste Surety Bond Program. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed waste surety bond coverage with certain insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. In addition to assuming business, the Company also writes surety bonds on a direct basis and then cedes 50% of that business under the reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
The waste surety bond program (“WSB”) represented 9%, 4% and 0% of our net premiums earned during 2005, 2004 and 2003, respectively.
In addition to the above product lines, beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the Consolidated Financial Statements.
We sell our insurance products through multiple distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.
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
In addition, ALPC provides codification services, including: (1) review of municipal ordinances, at the client’s request, to determine if there are potential conflicts with state and federal laws, state and federal constitutions, and/or state and federal court decisions; (2) review of specific ordinances of the client to make certain that they do not conflict with other ordinances or its charter, if one exists; and (3) preparation of recommendations for clients concerning changes, additions or deletions to their ordinances. ALPC currently represents approximately 1,900 local governmental units in 40 states.
ALPC’s codification and subscription fees represented 6%, 7% and 7% of the Company’s total revenues in 2005, 2004 and 2003, respectively.
Ultimate Services Agency, LLC
In July 2002, we formed USA to act as an agency for placing property and casualty insurance policies offered and underwritten by Ohio Indemnity and potentially by other property and casualty insurance companies.
COMPETITION
The insurance business is highly competitive with over 3,000 property/casualty insurance companies in the United States. The majority of such property/casualty insurers are not engaged in the specialty lines of property/casualty insurance which we underwrite. Some of our competitors may: (1) offer more diversified insurance coverage; (2) have greater financial resources; (3) offer lower premiums; (4) have more complete and complex product lines; (5) have greater pricing flexibility; (6) have different marketing techniques; (7) have a higher financial rating; and/or (8) provide better agent compensation. Management believes that one of our competitive advantages is specializing in limited insurance lines. This specialization allows us to refine our underwriting and claims techniques, which in turn, provides agents and insureds with superior service.
Approximately 20 companies are engaged in the municipal code publishing business. Five of such companies, including ALPC, operate on either a national or regional basis, with the remainder serving clients only within a relatively small geographic area. ALPC currently represents approximately 1,900 local governmental units in 40 states.
REINSURANCE
The Company assumes and cedes reinsurance with other insurers and reinsurers. Such arrangements serve to enhance the Company’s capacity to write business, provide greater diversification, align business partners with the Company’s interests, and/or limit the Company’s maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreement. The ability to collect reinsurance is subject to the solvency of the reinsurers and/or collateral provided under the reinsurance agreement.
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
Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with certain insurance carriers whereby the Company assumed and ceded 50% of the applicable business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the assumed participation was reduced from 50% to 25%.
Beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter 2004.
For more information concerning the Company’s reinsurance transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the Consolidated Financial Statements.
REGULATION
Insurance Company Regulation
Ohio Indemnity, as an Ohio property/casualty insurance corporation, is subject to the regulatory supervision of the Ohio Department of Insurance (the “Department”). In addition, Ohio Indemnity is subject to regulation in each jurisdiction in which it is licensed to write insurance.
Such regulation relates to, among other matters: licensing of insurers and their agents, authorized lines of business, capital and surplus requirements, rate and form approvals, claims practices, mandated participation in shared markets, reserve requirements, insurer solvency, investment criteria, underwriting limitations, affiliate transactions, dividend limitations, changes in control and a variety of other financial and non-financial components of our business.
We are also subject to the Ohio Insurance Holding Company System Regulatory Act, as amended (the “Ohio Insurance Holding Company Act”), which requires that notice of the proposed payment of any dividend or other distribution by Ohio Indemnity be given to the Ohio Superintendent of Insurance within five business days of its declaration and at least ten days prior to payment. If such dividend or distribution is paid from other than earned surplus or the dividend distribution, together with any other dividends or distributions made within the preceding 12 months, exceed the greater of: (1) 10% of Ohio Indemnity’s statutory surplus as of the immediately preceding December 31, or (2) the statutory net income of Ohio Indemnity for the immediately preceding calendar year, notice of the proposed dividend or distribution must be given to the Superintendent at least 30 days prior to payment, and the Superintendent may disapprove the dividend or distribution within the 30 day period following receipt of such notice.
All insurance companies must file annual financial statements (statutory basis) in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. In March and April of 2005, the Department conducted a targeted on-site examination of Ohio Indemnity’s discontinued bond program and statutory financial condition at December 31, 2004. On September 12, 2005, the Department issued its targeted on-site examination report and no adjustments to the statutory financial statements were required as a result of the examination.
Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state’s insurance department. As of December 31, 2005, we have securities with a fair value of approximately $4,565,255 deposited with eleven state insurance departments. The deposits, typically required by a state’s insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.
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
National Association of Insurance Commissioners
All states have adopted the financial reporting form of the NAIC, which form is typically referred to as the NAIC “annual statement.” In addition, most states, including Ohio, generally defer to NAIC with respect to statutory accounting practices and procedures. In this regard, NAIC has a substantial degree of practical influence and is able to accomplish quasi-legislative initiatives through amendments to the NAIC annual statement and applicable statutory accounting practices and procedures. The Department requires that insurance companies domiciled in the State of Ohio prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual.
The NAIC applies a risk-based capital test to property/casualty insurers. Ohio also applies the NAIC risk-based capital test. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2005.
Other Regulatory Matters
Broker Contingent Commission. In 2004, the New York attorney general began an investigation into insurance broker activities connected with contingent commission agreements. The investigation led to lawsuits and prompted other attorney generals and state insurance departments to conduct further investigations. We have not received any formal inquiries from state attorney generals and/or insurance departments. The NAIC has proposed a model act on these agreements for agents and brokers, and several states have indicated they will adopt the model act or some variation of the proposed act. We continue to closely monitor all proposals.
Federal Insurance Charter. The Commerce Committee of the United States Senate recently held hearings on federal involvement in the regulation of the insurance industry. The hearings included a discussion of a proposed federal charter that would allow companies to operate under federal, rather than state, regulation. Any proposed legislation could have a significant impact on the insurance industry, and we continue to monitor all proposals. We anticipate there will be further legislative activity during 2006.
EMPLOYEES
As of February 7, 2006, we employed approximately 68 full-time employees and one part-time employee. None of our employees are represented by a collective bargaining agreement, and we are not aware of any efforts to unionize our employees.
SERVICE MARKS
Our service marks “ULTIMATE LOSS INSURANCE,” “UTIMATE GAP” and “UCASSURE,” are registered with the United States Patent and Trademark Office and the State of Ohio. We have also developed common law rights in “BI BANCINSURANCE CORPORATION” (stylized letters) in each state in which Bancinsurance is operating. While these service marks are important to us, we do not believe our business is materially dependent on any one of them.
ITEM 1A. RISK FACTORS
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
The following cautionary discussion of risks and uncertainties relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond these listed below, including factors unknown to us and factors known to us which we have currently determined not to be material, could adversely affect us.
Economic Factors Impacting our Specialty Insurance Products
The majority of our premium revenues are dependent on the demand for our customers’ automobile financing programs. Increased automobile sales generally cause increased demand for automobile financing and, in turn, our lender/dealer products. Our ULI and CPI claims experience is impacted by the rate of loan defaults, bankruptcies and automobile repossessions among our customers. As delinquency dollars rise, our claims experience is expected to increase. In addition, the state of the used car market has a direct impact on our GAP claims. As used car prices decline, there is a larger gap between the balance of the loan/lease and the actual cash value of the automobile, which results in higher severity of our GAP claims. Our UC products are impacted by unemployment levels. As unemployment levels rise, we could experience an increase in the frequency of claims. Such economic factors could have a material adverse effect on our business, financial condition and/or operating results.
Concentration in Specialty Insurance Products
Due to our focus on insuring specialty risks, such as lender collateral protection and unemployment and waste surety bonds, our operations could be more exposed than our more diversified competitors to the effects of changes in economic, competitive or regulatory conditions affecting such specialty markets. These changes may include, but are not limited to, economic downturns, increased competition and the enactment and enforcement of federal and state regulations that may adversely impact these markets. Such factors could have a material adverse effect on our business, financial condition and/or operating results.
Geographic Concentration
We are licensed to operate in 48 states and the District of Columbia. The percentage of our direct premiums written that related to policies issued to customers in Ohio, Michigan, New York and Connecticut were 34.9%, 10.8%, 9.7% and 9.4%, respectively, for the year ended December 31, 2005. Therefore, a significant percentage of our revenues (64.8%) are concentrated in a small number of states, and our revenues and profitability are subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less profitable for us to do business in Ohio, Michigan, New York and Connecticut and the other states in which we operate.
Reinsurance Risk
Historically, we have used reinsurance to increase our underwriting capacity and align business partners with the Company’s interests. Our reinsurance facilities generally are subject to annual renewal. We are subject to credit risk with respect to our reinsurers, as the ceding of risk to reinsurers does not relieve us of our primary liability to our insureds. Although we place our reinsurance with reinsurers we believe to be financially stable and/or obtain collateral on our reinsurance, a significant reinsurer’s inability or unwillingness to make payment under the terms of a reinsurance treaty could have a material adverse effect on our business, financial condition and/or operating results.

Possible Inadequacy of Loss Reserves
We record reserve liabilities for the estimated future payment of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty in estimating reserves, it has been necessary in the past, and may continue to be necessary in the future, to revise estimated liabilities as reflected in our reserves for claims and related expenses. To the extent our reserves are deficient and are increased, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized.
Ability to Price the Risks We Underwrite Accurately
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for the risks we underwrite. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. To set our premium rates accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result set our premium rates accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including but not limited to:
•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques; and

•	changes in legal standards and claim settlement practices
Consequently, we could underprice risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. Such factors could have a material adverse effect on our business, financial condition and/or operating results.
Reliance on General Agents
Approximately $19.9 million (35.6%) of our direct premiums written for 2005 were distributed amongst four general agents as follows: $8.4 million (15.0%), $5.9 million (10.6%), $3.8 million (6.8%) and $1.8 million (3.2%). These general agents are not obligated to promote the Company’s insurance programs and may sell competitors’ insurance programs. As a result, our business depends in part on the marketing efforts of these general agents and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these agents. In addition, these relationships may be discontinued, or if they do continue, they may not remain profitable for us. A loss of all or substantially all the business produced by one or more of these general agents could have a material adverse effect on our business, financial condition and/or operating results.
General Agents May Exceed Their Authority
One of our general agents underwrites policies on a binding authority basis. This agent produced $1.8 million (3.2%) of our direct premiums written during 2005. Binding authority business represents risks that may be quoted and bound by the general agent prior to our underwriting review. If the general agent exceeds this authority by binding us on a risk that does not comply with our underwriting guidelines, we are at risk for claims that occur under that policy during the period from its issue date until we review the policy and cancel it. Such risks could have a material adverse effect on our business, financial condition and/or operating results.
Risk of Fraud or Negligence with our Insurance Agents
We rely, in part, on insurance agents to sell our insurance products and services. During 2005, our insurance agents produced approximately 64% of our direct premiums written. Because we use independent insurance agents we are at risk that the agents will engage in negligent or fraudulent acts, including:
•	binding Ohio Indemnity and not reporting the policies and related premium to Ohio Indemnity;

•	failing to accurately report premiums and/or claims to Ohio Indemnity;

•	failing to obtain collateral and/or monitoring insurance risk with respect to certain surety bond business; and

•	failing to return commissions to Ohio Indemnity in situations where commissions have been advanced and should be returned to Ohio Indemnity based on the financial performance of the agents’ business.
Any such negligent or fraudulent acts could have a material adverse effect on our business, financial condition and/or operating results.
Importance of Industry Ratings
Our insurance subsidiary received a “B++” (very good) annual rating in June 2005 from A.M. Best. A.M. Best generally assigns ratings based on an insurance company’s ability to pay policyholder obligations (not towards protection of investors) and focuses on capital adequacy, loss and loss expense reserve adequacy and operating performance. If our performance in these areas decline, A.M.

Best could downgrade our rating. A downgrade of our rating could cause our current and future insurance agents and insureds to choose other, more highly rated competitors. In addition, we believe that not having an “A-” rating or better has and could continue to impact agents’ or customers’ willingness to place business with Ohio Indemnity.
Importance of Treasury Listing
Ohio Indemnity is currently listed on the United States Treasury Department’s listing of approved surety companies (“Treasury Listing”). This listing is required for all surety companies who issue or reinsure surety bonds naming the United States government or any branch or agency of the United States government as the obligee. The Treasury Listing also establishes a company’s maximum underwriting amount on any one surety bond based on its capital and surplus. Many governmental entities, both federal and non-federal, that issue landfill licenses and permits will accept surety bonds only from insurance companies that are on the Treasury Listing. If Ohio Indemnity’s Treasury Listing were revoked, or if its surety bond limit were reduced, it would eliminate or reduce the Company’s ability to write and assume business under the waste surety bond program. This could have a material adverse effect on our business, financial condition and/or operating results.
Regulation
General. Ohio Indemnity is subject to regulation by governmental agencies in Ohio, its domiciliary state, and the 48 other states and the District of Columbia in which Ohio Indemnity is licensed or admitted to sell insurance. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, licensing of insurers and their agents, authorized lines of business, capital and surplus requirements, rate and form approvals, claims practices, mandated participation in shared markets, reserve requirements, insurer solvency, investment criteria, underwriting limitations, affiliate transactions, dividend limitations, changes in control and a variety of other financial and non-financial matters. Significant changes in these laws and regulations could adversely affect our ability to operate and/or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.
Required Licensing. We operate under insurance licenses issued by various state insurance authorities. Regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.
Premium Rate Filings. Most states have insurance laws requiring that rate schedules and other information be filed with the state’s regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove of a premium rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates vary by class of business, hazard assumed and size of risk, and are not necessarily uniform for all insurers. Many states have recently adopted laws which limit the ability of insurance companies to increase rates. To date, such limitations have not had a material impact on us, and we have no knowledge of any such limitations that may materially affect our future results of operations. However, there can be no assurance that such limitations will not have a material adverse effect on our business, financial condition and/or operating results in the future.
Risk-Based Capital. The NAIC has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property/casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject Ohio Indemnity to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision, rehabilitation or even liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do, or could cause Ohio Indemnity to lose its regulatory authority to conduct its business.
Transactions Between Our Insurance Subsidiary and Affiliates. We operate as an insurance holding company. Transactions between Ohio Indemnity and other members of our holding company system generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.
Dependence on Our Insurance Subsidiary to Meet Our Obligations
We are a holding company and a legal entity separate and distinct from our insurance subsidiary. As a holding company without significant operations of our own, our principal sources of our funds are dividends and other payments from our subsidiaries which include, among others, Ohio Indemnity. State insurance laws limit the ability of Ohio Indemnity to pay dividends and require Ohio Indemnity to maintain specified minimum levels of statutory capital and surplus. In general, these restrictions limit the aggregate amount of dividends or other distributions that Ohio Indemnity may declare or pay within any twelve-month period without advance regulatory approval. Generally, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. As a result, we may not be able to receive dividends from Ohio Indemnity at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders and/or corporate expenses. During 2006, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,478,274.
Severe Weather Conditions and Other Catastrophes
All of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hail and ice storms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in an increase in the number of claims incurred as well as the amount of reimbursement sought by claimants. During 2005, we were not materially impacted by severe weather. It is possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, financial condition and/or operating results.
Adverse Securities Market Conditions Can Impact Our Investment Portfolio
Our results of operations depend, in part, on the performance of our investments. We own fixed maturity and equity securities that are subject to:
•	credit risk, which is the risk that our investments will decrease in value due to unfavorable changes in the financial prospects and/or a downgrade in the credit rating of an entity in which we have invested;

•	equity price risk, which is the risk that we will incur economic loss due to a decline in share prices; and

•	interest rate risk, which is the risk that our investments may decrease in value due to changes in interest rates.
Fluctuations in interest rates affect our returns on and the fair value of fixed maturity securities. Unrealized gains and losses on fixed maturity securities are recognized in accumulated other comprehensive income, net of taxes, and increase or decrease our shareholders’ equity. An increase in interest rates could reduce the fair value of our investments in fixed maturity securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses in our portfolio.
Our equity portfolio is subject to economic loss from the decline in preferred and common share prices. As a result, the value of these investments will be determined by the specific financial prospects of these individual companies, as well as the equity markets in general.
Changes in Interest Rates Could Impact our Debt Securities
Our trust preferred debt and revolving line of credit are subject to interest rate risk. The interest rate on the trust preferred debt is determined based upon three month LIBOR and the interest rate on the revolving line of credit is determined based upon the prime rate. Increases in the prevailing interest rates would result in an increase to our interest expense and could have a material adverse effect on our business, financial condition and/or operating results.
Dependence on Key Executives
Our future success will depend, in large part, upon the efforts of our executive officers and other key personnel. We rely substantially upon the services of Si Sokol, our Chairman of the Board, and Chief Executive Officer, John S. Sokol, our President, Matthew C. Nolan, our Chief Financial Officer, Treasurer and Secretary, Daniel J. Stephan, Senior Vice President of Marketing for Ohio Indemnity, Stephen J. Toth, Vice President of Operations for Ohio Indemnity and Stephen G. Wolf, President of ALPC. The loss of any of these officers or other key personnel could cause our ability to implement our business strategies to be delayed or hindered. As we continue to grow, we will need to recruit and retain additional qualified personnel, but we may not be able to do so. As we have grown, we have generally been successful in filling key positions, but our ability to continue to recruit and retain such personnel will depend upon a number of factors, such as our results of operations, prospects and the level of competition then prevailing in the market for qualified personnel.
Reliance on Information Technology and Telecommunications Systems
Our business is dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could disrupt our operations and materially impact our ability to write and process new and renewal business, provide customer service or pay claims in a timely manner. This could have a material adverse effect on our business, financial condition and/or operating results.
Controlling Interest of the Sokol Family
Si Sokol and John S. Sokol, together with their immediate family members and an entity organized for the benefit of and controlled by the Sokol family, beneficially own approximately 61% of our common shares as of December 31, 2005. As a result, the Sokol family is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of many corporate transactions or other matters submitted to our shareholders for approval. The interests of the Sokol family may differ from the interests of our other shareholders in some respects.
The Ongoing SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (the “SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), our former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry initiated in February 2005 was converted to a formal order of private investigation. The SEC stated in its notification letter that this private investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security. The investigation is ongoing and the Company continues to cooperate fully with the SEC.
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
ITEM 2. PROPERITES
As of February 7, 2006, we leased a total of approximately 19,771 square feet of office space in two locations. We lease 11,868 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2001 and expires on December 31, 2008. The lease provides for monthly rent of $13,230. ALPC leases 7,903 square feet in Cincinnati, Ohio pursuant to a lease that expires on February 28, 2010. The lease provides for monthly rent of $7,903, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.
ITEM 3. LEGAL PROCEEDINGS
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 16 and 25 to the Consolidated Financial Statements, the Company is a party to various arbitration proceedings arising from claims made under reinsurance agreements relating to the discontinued bond program.
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to E&Y, our former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry initiated in February 2005 was converted to a formal order of private investigation. The SEC stated in its notification letter that this private investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security. The investigation is ongoing and the Company continues to cooperate fully with the SEC.
In addition to the above, we are involved from time to time in ordinary routine litigation incidental to our business. We do not believe any of this litigation will have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The following table sets forth (a) the high and low closing sale prices for the Company’s common shares on the Nasdaq National Market (“Nasdaq”) for (1) each quarterly period within the fiscal year ended December 31, 2004 and (2) the period from January 1, 2005 until February 22, 2005 and (b) the reported high and low bid quotations for the Company’s common shares in the “pink sheets” for (1) the period from February 22, 2005 until April 1, 2005 and (2) each of the last three quarterly periods within the fiscal year ended December 31, 2005.

Period	High Sale	Low Sale
Quarterly period ended March 31, 2004	$8.34	$7.77
Quarterly period ended June 30, 2004	8.10	7.65
Quarterly period ended September 30, 2004	7.72	7.27
Quarterly period ended December 31, 2004	7.42	7.02
January 1, 2005 until February 22, 2005	7.44	7.04

Period	High Bid	Low Bid
February 22, 2005 until April 1, 2005	$6.00	$4.50
Quarterly period ended June 30, 2005	5.25	4.75
Quarterly period ended September 30, 2005	4.30	4.00
Quarterly period ended December 31, 2005	4.50	4.25
As previously reported, the Company’s common shares were delisted from Nasdaq at the opening of business on February 22, 2005 as a result of the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14) which requires Nasdaq issuers to include a properly executed independent auditor opinion in their Annual Reports on Form 10-K. To the Company’s knowledge, there has been no established trading market for the Company’s common shares since February 22, 2005. However, the Company understands that certain brokers and dealers have published or submitted quotations representing unsolicited customer orders for the Company’s common shares in the “pink sheets” since February 22, 2005, and to the Company’s knowledge, the high and low bid quotation information set forth above for the periods from February 22, 2005 through December 31, 2005 represents such unsolicited customer orders. On February 6, 2006, the last reported bid quotation for the Company’s common shares in the “pink sheets” was $5.90.
HOLDERS
The number of holders of record of the Company’s common shares as of February 7, 2006 was 682.
DIVIDENDS
The Company did not declare or pay any cash dividends on its outstanding common shares during the fiscal years ended December 31, 2005 and 2004. The Company intends to retain earnings to finance the growth of its business and, therefore, does not anticipate paying any cash dividends to holders of its common shares in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations and financial condition, legal and regulatory restrictions, and other factors deemed relevant at the time. For a description of the restrictions on payment of dividends to us from Ohio Indemnity, see “Business-Regulation,” “Business-Risk Factors That May Affect Future Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements.

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

2005	2004	2003	2002	2001

Income Statement Data
Net premiums earned	$51,716,945	$50,064,185	$50,071,966	$42,590,321	$33,152,888
Net investment income	3,302,659	2,164,115	1,599,064	1,236,138	1,450,761
Net realized gains (losses) on investments	1,281,755	1,094,174	822,161	(1,220,477)	22,542
Codification and subscription fees	3,474,668	4,005,415	3,819,221	3,324,037	2,652,231
Management fees	713,697	33,710	114,094	749,442	846,446
Other revenue	146,786	43,123	81,653	197,278	161,544
Total revenues	60,636,510	57,404,722	56,508,159	46,876,739	38,286,412
Cumulative effect of change in accounting principle	—	—	—	(1,481,858)	—
Net income (loss)	6,294,074	(8,500,620)	3,909,817	889,613	3,075,190

Balance Sheet Data at Year End
Total cash and investments	$100,085,781	$86,580,595	$76,929,462	$57,293,361	$51,758,885
Total assets	128,335,835	117,060,472	115,869,736	72,703,204	64,670,677
Notes payable	27,119	540,198	53,276	2,166,355	5,696,839
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	8,248,000	—
Shareholders’ equity	30,079,626	24,846,288	33,365,028	28,901,838	31,391,909
Common shares outstanding	4,972,700	4,972,700	4,920,050	5,000,291	5,770,185

Per Common Share Data
Diluted income (loss) before cumulative effect of change in accounting principle	$1.26	$(1.72)	$.77	$.41	$.53
Diluted net income (loss)	1.26	(1.72)	.77	.16	.53
Year-end book value	6.05	5.00	6.78	5.78	5.44

GAAP Ratios
Loss ratio	45.8%	95.1%	66.1%	67.0%	65.9%
Expense ratio	47.8%	34.6%	26.0%	24.4%	25.4%
Combined ratio	93.6%	129.7%	92.1%	91.4%	91.3%

Statutory Ratios
Loss ratio	45.8%	95.1%	66.1%	67.0%	65.9%
Expense ratio	50.9%	33.3%	25.9%	25.0%	19.3%
Combined ratio	96.7%	128.4%	92.0%	92.0%	85.2%
Net premiums written to statutory surplus	1.5	x	1.9	x	1.6	x	1.4	x	1.5	x

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Bancinsurance Corporation (“Bancinsurance”) is a specialty property/casualty insurance holding company incorporated in the State of Ohio in 1970. Bancinsurance Corporation and its subsidiaries (collectively, the “Company”) have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. These segments are described in more detail below.
Products and Services
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property/casualty insurance company. Our principal sources of revenue are premiums for insurance policies written and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of the Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct lines of business: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products.
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
Other specialty products consist primarily of our waste surety bond program (“WSB”). In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed waste surety bond coverage with certain insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. In addition to assuming business, the Company also writes surety bonds on a direct basis and then cedes 50% of that business under the reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
In addition to the above product lines, beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” below and Note 16 to the Consolidated Financial Statements.
The Company sells its insurance products through multiple distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.
Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), codifies, publishes, supplements and distributes ordinances for approximately 1,900 local governmental units in 40 states. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which includes electronic publishing, document imaging and internet hosting services.

Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing property/casualty insurance policies offered and underwritten by Ohio Indemnity and potentially by other property/casualty insurance companies.
Discontinued Bond Program
Beginning in 2001 and continuing into the second quarter of 2004, the Company participated as a reinsurer in a program covering bail and immigration bonds issued by four insurance carriers and produced by a bail bond agency (collectively, the “discontinued bond program” or the “program”). The liability of the insurance carriers was reinsured to a group of reinsurers, including the Company. The Company assumed 15% of the business from 2001 through 2003 and 5% of the business during the first half of 2004. This program was discontinued in the second quarter of 2004.
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
Arbitrations. The Company has entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. The arbitration proceedings as of December 31, 2005 are described in more detail below:
Aegis Arbitration. On August 23, 2004, the Company instituted arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. On August 25, 2004, Aegis made a counter-demand for arbitration whereby a request was made that the Company join an arbitration that was already pending between Aegis and Lloyds Syndicate 1245, one of the other reinsurers participating in the discontinued bond program. On October 15, 2004, the Company agreed to consolidate arbitrations with Aegis and Lloyds Syndicate 1245. During April 2005, Lloyds Syndicate 0183, Lloyds Syndicate 0205 and Lloyds Syndicate 0727, other reinsurers participating in the discontinued bond program, were added to the consolidated arbitration. On August 11, 2005 and December 29, 2005, two other reinsurers participating in the program, The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire (“Contributionship”) and American Healthcare Insurance Company (“AHIC”), respectively, were ordered to participate in the consolidated arbitration. Through this arbitration, the Company is seeking rescission of the reinsurance agreements, monetary damages for claims that were paid by the Company under the agreements and other appropriate relief. Aegis is seeking to recover certain of its losses from the Company under the reinsurance agreements. This arbitration is proceeding and a hearing is currently scheduled to begin in January 2006. See Note 25 to the Consolidated Financial Statements for subsequent events related to the Aegis arbitration.
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

Highlands Arbitration. Highlands Insurance Company (“Highlands”), one of the insurance carriers, was placed in receivership during 2003. On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including the Contributionship, AHIC and various Lloyds Syndicates. In November 2005, the Company responded to this demand seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.
2005 Reserve Developments. The Company recorded discontinued bond program losses and LAE of $0.4 million and $20.2 million during 2005 and 2004, respectively. The $20.2 million of losses and LAE recorded in 2004 consisted of $1.4 million of net paid losses and an $18.8 million increase in loss and LAE reserves. The $0.4 million of losses and LAE recorded in 2005 consisted of the following: 1) a $2.8 million net increase in loss and LAE reserves during 2005 based on revised estimates of potential future liabilities as provided by the insurance carriers; 2) a $2.8 million increase in loss and LAE reserves during 2005 related to the Highlands’ Receiver global settlement with the New Jersey Attorney General (“NJAG”) for its bail bond obligations; 3) a $1.6 million net decrease in loss and LAE reserves during 2005 due primarily to a favorable ruling by the Aegis Arbitration Panel (the “Panel”) whereby the Panel limited the Company’s immigration bond obligations to Aegis; and 4) a $3.6 million decrease in loss and LAE reserves during 2005 based on management’s estimated settlement values with certain insurance carriers as of December 31, 2005. The following provides a more detailed description of these developments:
The Company has received revised estimates of potential future liabilities from the insurance carriers. These revised estimates resulted in a net increase in loss and LAE reserves of $2.8 million during 2005, of which $2.5 million was recognized during the fourth quarter of 2005.
In April 2005, the Company was advised of a global settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis. The agreement has an effective date of January 14, 2005 and covers past and future losses for immigration bonds issued by Aegis. This settlement agreement resulted in an increase in loss and LAE reserves of $3.9 million during the first quarter of 2005. In connection with the Aegis arbitration, on December 8, 2005, the Company filed a motion for partial summary judgment requesting that the Panel limit the Company’s immigration bond obligations to Aegis to the Company’s proportionate share (15%) of the amount Aegis is obligated to pay to DHS under the Aegis and DHS settlement agreement ($4.0 million). On December 23, 2005, the Panel granted the Company’s motion. This ruling by the Panel resulted in a decrease in loss and LAE reserves of $5.5 million during the fourth quarter of 2005. The above events combined resulted in a net decrease to loss and LAE reserves of $1.6 million during 2005.
On August 30, 2005, the Company received notice from the Highlands’ Receiver of a global settlement with NJAG on its remaining bail bond obligations. This settlement agreement resulted in an increase in loss and LAE reserves of $2.8 million during the third quarter of 2005.
The Company records its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. Based on information received by the Company, management believes that certain insurance carriers would settle with the Company for less than their respective estimates of ultimate incurred losses as set forth in their loss reports. As a result, management has adjusted its loss and LAE reserves for the discontinued bond program based on the estimated settlement values. This resulted in a reduction of $3.6 million to our loss and LAE reserves at December 31, 2005 when compared to the applicable insurance carriers’ respective estimates of ultimate incurred losses at that date.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at December 31, 2005 and December 31, 2004 (dollars in millions):

	December 31,	December 31,
	2005	2004
Bail Bonds:
Case reserves	$12.1	$6.9
Incurred but not reported (“IBNR”) reserves	5.4	8.7

Total bail bond reserves	17.5	15.6

Immigration Bonds:
Case reserves	0.7	—
IBNR reserves	1.4	3.6

Total immigration bond reserves	2.1	3.6

Total loss and LAE reserves	$19.6	$19.2

At December 31, 2005, the Company believed Highlands was in negotiations with DHS for global settlement of its immigration bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s immigration bond loss and LAE reserves at December 31, 2005 take into consideration estimated global settlement values between DHS and Highlands.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers; however, because of the subjective nature inherent in assessing the final outcome of the arbitrations, management can not estimate the probability of an adverse or favorable outcome as of December 31, 2005. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of December 31, 2005. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at December 31, 2005 taking into account the estimated settlement values with certain insurance carriers (as described above) but not taking into account the final outcome of the arbitrations. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
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
See Notes 16 and 25 to the Consolidated Financial Statements for additional discussion of the discontinued bond program.
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
In consultation with one of our large lender/dealer customers during 2003, we provided the customer with a variety of risk management solutions. This resulted in our customer making a decision to move its coverage to another one of our lender/dealer products that better fit its changing needs. In conjunction with this change in products, we ceded 100% of this customer’s premiums (along with the associated risk) to its PORC beginning in fourth quarter of 2003 (the “Reinsurance Transaction”).
During the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company cedes and assumes waste surety bond coverage with another insurance carrier. Effective January 1, 2005, this reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%.
Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a GAP agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC.
See “Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for a description of the Company’s discontinued bond program.
See Note 16 to the Consolidated Financial Statements for additional information regarding the Company’s reinsurance.

SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Years ended December 31,
	2004-2005		2003-2004
	Amount	% Change	Amount	% Change
Net premiums earned	$1,652,760	3.3%	$(7,781)	—
Net realized gains (losses) on investments	187,581	17.1%	272,013	33.1%
Total revenues	3,231,788	5.6%	896,563	1.6%
Losses and LAE	(23,901,695)	(50.6)%	14,154,143	42.8%
Commissions, other insurance expenses, and general and administrative expenses	6,932,467	38.0%	4,145,672	29.4%
Income (loss) before federal income taxes	21,438,697	161.6%	(18,792,034)	(340.2)%
Net income (loss)	14,794,694	174.0%	(12,410,437)	(317.4)%
Net income (loss) for 2005 was $6,294,074, or $1.26 per diluted share, compared to $(8,500,620), or $(1.72) per diluted share, in 2004. The most significant factor contributing to the increase in net income was a decrease in losses and LAE of approximately $19.7 million for the discontinued bond program. See “Overview—Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for additional information concerning of the discontinued bond program. In addition, the Company benefited from an increase in profitability for its CPI, GAP, UC and WSB product lines and an increase in investment income when compared to last year. These positive factors were partially offset by an increase in legal, auditing and federal income tax expenses incurred during the year when compared to the same period last year.
Net income (loss) for 2004 was $(8,500,620), or $(1.72) per diluted share, compared to $3,909,817, or $0.77 per diluted share, in 2003. The most significant factor contributing to the decrease in net income (loss) was an increase in losses and LAE of approximately $20.2 million for the discontinued bond program. See “Overview—Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for additional information concerning the discontinued bond program. This decrease was partially offset by a federal income tax benefit of $6.7 million related to the discontinued bond program loss.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for insurance companies. The statutory combined ratio is the sum of the ratio of losses to net premiums earned plus the ratio of statutory underwriting expenses to net premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to net premiums earned plus the ratio of underwriting expenses to net premiums earned. The Company’s specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and a GAAP basis for the years ended:

	2005	2004	2003

GAAP:
Loss ratio	45.8%	95.1%	66.1%
Expense ratio	47.8%	34.6%	26.0%

Combined ratio	93.6%	129.7%	92.1%

Statutory:
Loss ratio	45.8%	95.1%	66.1%
Expense ratio	50.9%	33.3%	25.9%

Combined ratio	96.7%	128.4%	92.0%

RESULTS OF OPERATIONS
2005 Compared to 2004
Net Premiums Earned. Net premiums earned increased 3.3%, or $1,652,760, to $51,716,945 in 2005 from $50,064,185 the prior year. Net premiums earned benefited from growth in our CPI, GAP, UC and WSB product lines, which was partially offset by premium decreases in ULI and the discontinued bond program.
Net premiums earned for CPI increased 11.8%, or $243,304, to $2,307,144 in 2005 from $2,063,840 in 2004 principally due to new customers added.
Net premiums earned for GAP grew 70.7%, or $4,038,540, to $9,752,407 in 2005 from $5,713,867 in 2004. This growth was due to purchases of GAP coverage by new customers, as well as rate and volume increases with existing customers.
Net premiums earned for UC products increased 11.8%, or 589,895, to $5,568,888 in 2005 from $4,978,993 in 2004 due to growth in the Company’s UCassure® product and rate increases.
Net premiums earned for WSB increased 129.2%, or $2,727,705, to $4,839,248 in 2005 from $2,111,543 in 2004, as we participated in this program for a full year in 2005 compared to a partial year in 2004.
ULI net premiums earned decreased 15.6%, or $5,373,145, to $29,074,557 in 2005 from $34,447,702 in 2004. The decline was due to decreased lending volume for certain of our financial institution customers, one of our managing general agents moving a portion of its premium in an effort to evenly distribute its business with existing insurance carriers and an increase in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. A decrease in experience rating adjustments results in a positive impact to net premiums earned whereas an increase in experience rating adjustments results in a decrease to net premiums earned. Experience rating adjustments increased for the year when compared to last year primarily due to favorable loss experience for the ULI product line. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth. These decreases in ULI net premiums earned were partially offset by an increase in lending volume by several of our other financial institution customers.
Discontinued bond program net premiums earned declined $672,897 in 2005 compared to a year ago due to the discontinuation of this program in the second quarter of 2004. See “Overview-Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 52.6%, or $1,138,544, to $3,302,659 in 2005 from $2,164,115 a year ago. This improvement was due to growth in fixed income investments combined with a higher after-tax yield. Higher yields resulted from the Company’s reallocation of a portion of its portfolio from short-term investments to fixed maturities during 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.
Net realized gains on investments increased 17.1%, or $187,581, to $1,281,755 in 2005 from $1,094,174 a year ago. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. There were no impairment charges included in net realized gains on investments in 2005 compared to $535,487 a year ago. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 13.3%, or $530,747, to $3,474,668 in 2005 from $4,005,415 in 2004. In 2004, ALPC engaged in a one-time project which generated additional fees that were not received in 2005.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with a cost containment service firm designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Management fees are recognized when earned based on the

\

development of benefit charges. Our management fees increased to $713,697 in 2005 from $33,710 a year ago as a result of pricing actions, favorable unemployment experience during 2005 and cancellation of a poor performing account at the end of 2004. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE decreased 50.6%, or $23,901,695, to $23,335,620 in 2005 from $47,237,315 a year ago. This decline was mostly due to a decrease in losses and LAE of $19,738,370 for the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE declined 15.4%, or $4,163,325, to $22,912,887 in 2005 from $27,076,212 a year ago primarily due to a decrease in ULI losses and LAE which was partially offset by an increase in losses and LAE for our CPI, GAP, UC and WSB business.
ULI losses and LAE decreased 27.3%, or $5,883,795, to $15,685,102 in 2005 from $21,568,897 a year ago. The decrease was due primarily to favorable loss development during 2005 as a result of fewer loan defaults, bankruptcies and automobile repossessions among our ULI customers combined with a decrease in business.
CPI losses and LAE increased 14.0%, or $98,070, to $798,465 in 2005 from $700,395 a year ago which is consistent with the growth in the business.
GAP losses and LAE increased 22.7%, or $941,850, to $5,088,477 in 2005 from $4,146,627 a year ago principally due to growth in the business.
Losses and LAE for our UC products increased 98.6%, or $422,214, to $850,405 in 2005 compared to $428,191 a year ago due to favorable loss development in 2004 on an excess of loss policy that was cancelled at the end of 2003 as well as unfavorable loss development on our bonded service program during 2005.
WSB losses and LAE increased 129.2%, or $272,771, to $483,925 in 2005 from $211,154 a year ago. This increase is consistent with the growth in WSB net premiums earned as the Company records loss and LAE reserves for WSB using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense increased 21.9%, or $2,465,946, to $13,750,996 in 2005 from $11,285,050 in 2004 principally due to the growth in GAP and WSB premiums combined with improved loss performance for one of our ULI general agents, which resulted in an increase to contingent commissions. Other insurance operating expenses and general and administrative expenses combined rose 64.3%, or $4,466,521, to $11,417,186 in 2005 from $6,950,665 a year ago primarily due to legal fees related to the Audit Committee’s independent investigation of E&Y’s withdrawal of its audit reports, the SEC private investigation and the discontinued bond program arbitrations, as well as an increase in audit fees. We believe a significant portion of this increase represents one-time expenses; however, the Company anticipates it will continue to incur legal costs in 2006 for the SEC private investigation and the discontinued bond program arbitrations.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 20.9%, or $741,844, to $2,809,700 in 2005 from $3,551,544 a year ago. This decrease was consistent with the decline in codification and subscription revenues and was primarily attributable to the completion of a one-time project during 2004 that generated additional expenses for last year as well as the impairment write-down of a database in the second quarter of 2004.
Interest Expense. Interest expense increased 28.8%, or $257,900, to $1,152,363 in 2005 from $894,463 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. Federal income tax expense was $1,876,571 in 2005 compared to federal income tax (benefit) of $(4,767,432) last year. The benefit in 2004 was primarily caused by tax losses arising from the discontinued bond program losses.
GAAP Combined Ratio. For 2005, the combined ratio decreased to 93.6% from 129.7% a year ago. The loss ratio improved to 45.8% in 2005 from 95.1% a year ago due principally to the decrease in losses and LAE for the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 45.0% in 2005 compared to 54.8% a year ago. The improvement in the loss ratio (excluding the discontinued bond program) was attributable to the performance of our ULI, CPI, GAP and

WSB product lines. The expense ratio increased to 47.8% in 2005 from 34.6% a year ago primarily due to an increase in commission expense and other insurance operating expenses as described above.
2004 Compared to 2003
Net Premiums Earned. Net premiums earned remained relatively flat at $50.1 million in 2004 compared to 2003. Net premiums earned benefited from growth in our GAP, WSB and discontinued bond program product lines, which was offset by decreases in our ULI, CPI and UC products.
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
Net premiums earned for the discontinued bond program were $588,801 for 2004 compared to $525,089 for 2003. This increase was primarily the result of additional premiums being reported to the Company by the insurance carriers during 2004 compared to 2003.
ULI net premiums earned decreased 4.5% to $34,447,702 in 2004 from $36,077,514 in 2003. This decline was primarily due to a decrease in net premiums earned associated with the Reinsurance Transaction combined with a decrease in lending volume by two of our large financial institution customers. These decreases were partially offset by an increase in lending volume by several of our other financial institution customers, new customers added in 2004 and a decrease in experience rating adjustments. Experience rating adjustments decreased during 2004 when compared to 2003 primarily due to the Reinsurance Transaction combined with the decrease in lending volume mentioned above. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth.
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
Investment Income. Net investment income increased 35.3% to $2,164,115 in 2004 from $1,599,064 in 2003. This improvement was due to growth in invested assets combined with a higher after-tax yield. Higher yields resulted from the Company’s reallocation of its portfolio from short-term investments to fixed maturities during the second and third quarters of 2004, which provided a better matching of the Company’s invested assets to its product liability duration and enhanced the Company’s investment return.
During 2004, we recorded a net realized gains on investments of $1,094,174 compared to $822,161 in 2003. This increase was a combination of the timing of the sale of individual securities and other-than-temporary impairment write downs on investments. There were $535,487 in impairment charges included in net realized gain on investments in 2004 compared to $129,729 in 2003. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see “Other-Than-Temporary Impairment of Investments” below.
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

Discontinued bond program losses and LAE of $20.2 million in 2004 consisted of $1.4 million of net paid losses and an $18.8 million increase in loss and LAE reserves during 2004. See “Overview—Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for more information concerning the discontinued bond program.
GAP losses and LAE increased 57.2% to $4,146,627 in 2004 from $2,637,004 in 2003 principally due to growth in the business.
ULI losses and LAE declined 16.8% to $21,568,897 in 2004 from $25,934,642 in 2003. This decrease was due to favorable loss development during 2004 when compared to 2003 as a result of fewer loan defaults, bankruptcies and automobile repossessions among our ULI customers.
CPI losses and LAE decreased 60.4% to $700,395 in 2004 from $1,768,674 in 2003. This decrease was principally due to the cancellation of a poor performing book of business in the second quarter 2004.
UC losses and LAE declined 81.5% to $428,191 in 2004 from $2,318,940 in 2003 primarily due to the cancellation of an excess of loss policy at the end of 2003. This decrease was partially offset by an increase in losses and LAE due to reserve strengthening during 2004 associated with rising unemployment compensation obligations.
For more information concerning losses and LAE, see “Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Expenses and General and Administrative Expenses. Commission expense rose 43.0% to $11,285,050 in 2004 from $7,891,016 in 2003 principally due to commissions associated with the growth in GAP and WSB combined with a decrease in ceding commissions associated with a lender/dealer reinsurance agreement that was cancelled at the end of 2003. Other insurance operating expenses and general and administrative expenses combined increased 12.1% to $6,950,665 in 2004 from $6,199,027 in 2003 as a result of an increase salaries and benefits combined with an increase in administrative fees associated with the UCassure® product. These increases were partially offset by a decrease in premium taxes which resulted from the cancellation of the lender/dealer reinsurance agreement at the end of 2003.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 8.6% to $3,551,544 in 2004 from $3,269,714 in 2003 principally due to higher salaries and an impairment write-down of a database which resulted from cancellation of a state customer during 2004.
Interest Expense. Interest expense increased to $894,463 in 2004 from $541,248 in 2003 principally due to a full year’s interest expense in 2004 compared to a partial year in 2003 associated with the Company’s trust preferred debt transaction in September 2003 that raised $7.2 million. Rising interest rates in 2004 also contributed to the increase in interest expense. See “Liquidity and Capital Resources” for a more detailed discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Goodwill Impairment. As part of its annual goodwill impairment testing in the fourth quarter of 2004, the Company concluded that an impairment of goodwill existed at its property/casualty insurance segment. The Company performed impairment testing in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The Company, with the assistance of an independent appraisal firm, determined that the carrying value of the reporting segment exceeded the fair value of the reporting segment, resulting in a non-cash impairment charge. The fair value of the reporting segment was estimated using the expected present value of future cash flows. As a result of this impairment, the Company recorded non-cash impairment charges in the fourth quarter of 2004 in the aggregate amount of $753,737.
Federal Income Taxes. The Company had an income tax (benefit) of $(4,767,432) in 2004 compared to income tax expense of $1,614,165 in 2003. The benefit in 2004 was primarily caused by losses from the discontinued bond program.
GAAP Combined Ratio. For 2004 the combined ratio increased to 129.7% from 92.1% in 2003. The loss ratio increased to 95.1% in 2004 from 66.1% in 2003 principally due to the increase in losses and LAE for the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 54.8% in 2004 compared to 65.3% in 2003. This decrease was attributable to the decreases in losses and LAE for ULI, CPI and UC products described above. The expense ratio increased to 34.6% in 2004 from 26.0% in 2003 primarily due to an increase in commission expense and other insurance operating expenses as described above. The commission expense increase in relation to net premiums earned for 2004 when compared to 2003 was attributable to 1) growth in GAP and WSB commissions which have a higher commission rate when compared to our ULI product line and 2) a decrease in ceding commissions associated with the lender/dealer reinsurance agreement that was cancelled at the end of 2003.

BUSINESS OUTLOOK
Lender/Dealer Products
During 2005, the Company experienced positive underwriting results in its lender/dealer products which was partly attributable to tighter lending standards by our customers and pricing actions taken by the Company. This positive underwriting experience resulted in favorable loss development, primarily within our ULI product line. However, the national economy still appears to be unstable. The Company does not expect to continue to experience the same level of favorable loss development for its ULI product line that was experienced during 2005. If loan defaults, bankruptcies and automobile repossessions increase, we would anticipate an increase in the frequency of losses for our ULI and CPI products.
Increased incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the increasing cost of fuel could lower the fair value of less fuel efficient vehicles. If used car prices continue to decline, the “gap” between the value of the vehicle and the outstanding loan balance would increase and thus the severity of our GAP losses would increase. The Company has taken pricing actions to help mitigate the effect of these trends.
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
During 2005, two major insurance providers discontinued offering GAP coverage which could lead to additional sales opportunities for the Company as lenders and dealers look to replace these insurance carriers.
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
Expenses and Investments
The Company experienced a higher level of expenses during 2005 partly due to legal fees related to the Audit Committee’s independent investigation of E&Y’s withdrawal of its audit reports as well as audit fees related to the re-audits of the Company’s 2002 through 2004 financial statements. We believe these represent one-time expenses. As a result, the Company would anticipate a decline in expenses in 2006; however, it should be noted that the Company anticipates it will continue to incur legal costs for the SEC private investigation and the discontinued bond program arbitrations.
If interest rates continue to rise during 2006, it would increase the level of interest expense on the Company’s trust preferred debt and any borrowings under its revolving line of credit. In addition, a rise in interest rates could decrease the fair value of the Company’s fixed income investment portfolio.
Over the past several years, the Company has benefited from net realized gains from sales of investments which is mostly attributable to sales of equity securities. As the Company’s has reduced its net unrealized gain position in its equity portfolio, we do not anticipate the same level of net realized gains on investments that have been experienced in the past few years.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of December 31, 2005 the Company’s capital structure consists of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	2005	2004	2003

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000	7,217,000
Bank note payable	—	500,000	—

Total debt obligations	15,465,000	15,965,000	15,465,000

Total shareholders’ equity	30,079,626	24,846,288	33,365,028

Total capitalization	$45,544,626	$40,811,288	$48,830,028

Ratio of total debt obligations to total capitalization	34.0%	39.1%	31.7%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (8.44% and 6.44% at December 31, 2005 and 2004, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (8.58% and 6.61% at December 31, 2005 and 2004, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of December 31, 2005, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with no outstanding balance at December 31, 2005 ($500,000 at December 31, 2004). The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (6.50% and 4.52% at December 31, 2005 and 2004, respectively). The Company utilizes the line of credit from time to time based on short-term cash flow needs. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. At December 31, 2005, the Company was in compliance with all such covenants.
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
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At December 31, 2005, total cash and short-term investments were approximately $13.5 million and gross loss and LAE reserves, excluding the discontinued bond program, were approximately $7.7 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 16 to the Consolidated Financial Statements, the Company recorded $19.6 million in loss and LAE reserves for the discontinued bond program at December 31, 2005. As of December 31, 2005, the Company was disputing these losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related arbitrations as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by such asset/liability management described above. With this strategy, management believes we can pay our policy liabilities as they become due without being required to use our credit facilities or liquidate intermediate-term and long-term investments; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations, financial condition and/or future liquidity.
ALPC derives its funds principally from codification and subscription fees which are currently sufficient to meet its operating expenses. USA derives its funds principally from commissions and fees which are currently sufficient to meet its operating expenses.
Cash flows provided by operating activities totaled $14,813,169, $8,657,804 and $13,755,991 for 2005, 2004 and 2003, respectively. The increase in 2005 (as compared to 2004) was primarily the result of 1) an increase in investment income collected, 2) an increase in net cash flows from contract funds on deposit and funds held under reinsurance arrangements, 3) a decrease in paid losses and LAE and 4) federal income taxes recovered during 2005 compared to federal income taxes paid during 2004. These increases in cash flows were partially offset by an increase in commissions and other expenses paid and a decrease in net premiums collected compared to a year ago. The decrease in 2004 (as compared to 2003) was primarily the result of an increase in paid commissions and other expenses and a decrease in net cash flows from contract funds on deposit and funds held under reinsurance arrangements. These decreases in cash flows were partially offset by an increase in net premiums collected and a decrease in net paid losses and LAE during 2004 when compared to 2003.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of the Department. During 2006, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,478,274.
Ohio Indemnity is subject to a risk-based capital test applicable to property/casualty insurers. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital is in excess of all required action levels as of December 31, 2005.
Given the Company’s historic cash flows and current financial condition, management believes that cash flows from operating and investing activities over the next year will provide sufficient liquidity for the operations of the Company. Our line of credit provides us with additional liquidity that could be used for short-term cash requirements if cash from operations and investments is not sufficient.

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company’s contractual obligations at December 31, 2005:

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations:
Trust preferred debt issued to affiliates(1)	$15,465,000	$—	$—	$—	$15,465,000
Operating leases	1,077,152	305,185	652,540	119,427	—
Loss and LAE reserves(2)	27,304,223	23,218,301	4,085,922	—	—

Total	$43,846,375	$23,523,486	$4,738,462	$119,427	$15,465,000

(1)	In accordance with the provisions of the debt agreements, the BIC Trust I and BIC Trust II debt obligations are redeemable at par on December 4, 2007 and September 30, 2008, respectively. The table above assumes payout at maturity date rather than redemption date.

(2)	Our loss and LAE reserves do not have contractual maturity dates; however, based on historical payment patterns, we have included an estimate of when we expect our loss and LAE reserves to be paid in the above table. The exact timing of the payment of claims cannot be predicted with certainty. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.
INFLATION
We do not consider the impact of inflation to be material in the analysis of our overall operations.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the consolidated financial statements are dependent upon and sensitive to accounting methods, estimates, assumptions and judgments that affect the reported amounts of assets, revenues, liabilities and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate these estimates, assumptions and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company’s significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Set forth below are the critical accounting estimates and related assumptions and uncertainties inherent in our accounting policies which we believe are essential to an understanding of the underlying financial reporting risks and the effect that these accounting estimates, assumptions and judgments have on our consolidated financial statements.
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
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $0, $535,487 and $129,729 in impairment charges included in net realized gains on investments for the years ended December 31, 2005, 2004 and 2003, respectively. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. Impairments within the portfolio during 2006 are possible if current economic and financial conditions worsen. See Note 2 to the Consolidated Financial Statements for analysis and discussion with respect to securities in an unrealized loss position at December 31, 2005.
Loss and Loss Adjustment Expense Reserves
The Company utilizes its internal staff, reports from ceding insurers under assumed reinsurance and an independent consulting actuary in establishing its loss and LAE reserves. The Company’s independent consulting actuary reviews the Company’s reserve for losses and LAE at the end of each fiscal year and prepares a report that includes a recommended level of reserves. The Company considers this recommendation in establishing the amount of its reserves for losses and LAE.
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
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for the losses to be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Ultimate loss reserve estimates for assumed reinsurance are dependent upon and based primarily on reports received by the Company from the underlying ceding insurers. These reported ultimate incurred losses are the primary basis for the Company’s reserving estimates. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports.
As disclosed in “Overview-Discontinued Bond Program” above and in Note 16 to the Consolidated Financial Statements, the Company is disputing the discontinued bond program losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
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
We conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
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
For our UC and other specialty product lines, the Company prepared estimates of loss and LAE reserves based on certain actuarial and other assumptions related to the ultimate cost expected to settle such claims.
We record reserves on an undiscounted basis. Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.
In establishing our reserves, we tested our data for reasonableness, such as ensuring there are no outstanding case reserves on closed claims, and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data. We did not experience any significant change in the number of claims paid (other than for growth in our business and claims related to the discontinued bond program), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in the respective years.
Loss and LAE Reserves at Year End. As of December 31, 2005 and 2004, gross loss and LAE reserves by product line were split between incurred but not reported (“IBNR”) and case reserves as follows:

	December 31, 2005		December 31, 2004
	IBNR	Case	IBNR	Case

ULI — limited liability	$1,655,241	$245,840	$2,788,585	$455,346
ULI — non-limited liability	206,567	1,146,213	1,864,668	1,175,363
CPI	233,212	33,879	669,840	70,162
GAP	2,110,875	184,766	2,272,747	65,164
UC	1,057,716	—	1,310,504	643,867
Waste surety bond program	778,445	—	224,259	—
Discontinued bond program	6,827,179	12,798,950	12,297,247	6,906,109
Other	21,840	3,500	19,106	3,500

Total	$12,891,075	$14,413,148	$21,446,956	$9,319,511

The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC and other specialty product lines. As of December 31, 2005, our indicated gross loss and LAE reserve range for lender/dealer products was $5.1 million to $6.3 million and our recorded loss and LAE reserves were $5.8 million.
During 2005, reserves for incurred losses and LAE attributable to insured events of prior years decreased by approximately $3.7 million as a result of re-estimation of unpaid losses and LAE principally on the Company’s ULI product line. An analysis of this decrease is provided below.
ULI — limited liability (“ULIL”) represented approximately $1.3 million of the overall $3.7 million reserve decrease. The improvement in loss experience primarily related to the 2004 accident year. At December 31, 2005 and 2004, the Company’s ultimate selected loss ratio for the 2004 accident year was 69.4% and 73.2%, respectively. Changes in this key assumption occurred primarily during the first half of 2005 as the majority of our ULIL losses are settled within four months from the date of loss. When estimating the ultimate loss ratio at December 31, 2004, the Company selected an ultimate loss ratio for the 2004 accident year that was comparable to previous accident years’ ultimate loss ratios. During the first half of 2005, our 2004 accident year loss experience was more favorable than previously estimated at December 31, 2004. In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2005. It should be noted that the ULIL product is subject to premium adjustments based on loss experience (i.e., experience-rated policies and retrospective-rated policies), and therefore, this prior year loss development had no impact on net income.
ULI — non-limited liability (“ULIN”) represented approximately $1.8 million of the overall $3.7 million reserve decrease. The improvement in loss experience primarily related to the 2004 accident year. At December 31, 2005 and 2004, the Company’s ultimate selected loss ratio for the 2004 accident year was 50.8% and 56.5%, respectively. Changes in this key assumption occurred primarily during the first half of 2005 as the majority of our ULIN losses are settled within four months from the date of loss. When estimating the ultimate loss ratio at December 31, 2004, the Company selected an ultimate loss ratio for the 2004 accident year that was comparable to previous accident years’ ultimate loss ratios. During the first half of 2005, our 2004 accident year loss experience was more favorable than previously estimated at December 31, 2004. In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2005.
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
OFF-BALANCE SHEET TRANSACTIONS
We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures and/or capital resources that are considered material.
FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related arbitrations, the ongoing SEC private investigation and the concentrations of ownership of the Company’s common shares by members of the Sokol family, and other risk factors identified in our filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. The major components of market risk affecting the Company are interest rate risk, credit risk and equity risk. We have no foreign exchange risk or direct commodity risk. Our market risk sensitive instruments are entered into for purposes other than trading. During 2005, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to 2004. The following is a discussion of our primary market risk exposures and how we manage those exposures. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all the risks the Company is exposed to in the ordinary course of business. For more information concerning the risks the Company is exposed to in the ordinary course of business, see “Risk Factors” above.
Interest Rate Risk
Interest rate risk is the risk that we will incur losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our holdings of fixed maturity investments and from our debt obligations.
Investments. Interest rate risk is the risk that interest rates will change and cause a decrease in the value of the Company’s investments. We mitigate this risk by attempting to ladder the maturity schedule of our investments. At December 31, 2005, our fixed maturity portfolio had an average duration of 3.57 years (4.03 years at December 31, 2004). At December 31, 2005, we did not own any material non-investment grade securities. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
The following table summarizes the projected cash flows and estimated fair values of our fixed maturity investments at December 31, 2005, which are sensitive to changes in interest rates. We have excluded short-term investments from the amounts shown below because we have determined the interest rate risk related to those instruments to be immaterial. The table also presents the average interest rate for each period presented.

	Projected Cash Flows
								December 31, 2005
						There-		Estimated
	2006	2007	2008	2009	2010	after	Total	Fair Value

Assets
Fixed maturity securities:
Held to maturity	$1,758,000	$580,000	$—	$—	$1,250,000	$1,170,000	$4,758,000	$4,856,624
Available for sale	$7,890,000	$7,005,000	$8,745,000	$10,865,000	$13,690,000	$23,939,000	$72,134,000	$73,012,240

Weighted-average interest rate:
Fixed maturity securities	4.14%	4.46%	4.03%	4.39%	4.58%	3.92%	4.21%
Debt. The market risk for our outstanding long-term debt is interest rate risk. Because our outstanding long-term debt has a floating interest rate, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2005, we had $15.5 million of debt outstanding under our trust preferred debt issued to affiliates. A 2.0% change in the prevailing interest rate on all of our floating rate debt would result in a corresponding interest expense fluctuation of approximately $300,000 on an annual basis, assuming that all of such debt is outstanding for the entire year.
Credit Risk
Credit risk is the potential loss arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing in fixed maturity securities that are investment grade, which are those bonds rated “BBB” or higher by Standard & Poor’s. We also independently and through our outside independent investment manager monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. In addition, we employ diversification rules that limit our credit exposure to any single issuer.
Equity Risk
Equity risk is the potential loss in market value of our equity investments resulting from an adverse change in price. We manage this risk by focusing on a long-term, value oriented investment philosophy for our equity portfolio. Our strategy remains one of value investing, with security selection taking precedence over market timing. We also mitigate equity risk by diversifying our portfolio across industries and concentrations in any one company are limited by parameters established by senior management, as well as by regulatory requirements. As of December 31, 2005, approximately 8.4% of our investment portfolio was invested in equity securities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bancinsurance Corporation
We have audited the accompanying consolidated balance sheets of Bancinsurance Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancinsurance Corporation and subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Daszkal Bolton LLP
Boca Raton, Florida
February 28, 2006

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
	2005	2004	2003

Revenues:
Net premiums earned	$51,716,945	$50,064,185	$50,071,966
Net investment income	3,302,659	2,164,115	1,599,064
Net realized gains (losses) on investments	1,281,755	1,094,174	822,161
Codification and subscription fees	3,474,668	4,005,415	3,819,221
Management fees	713,697	33,710	114,094
Other income	146,786	43,123	81,653

Total revenues	60,636,510	57,404,722	56,508,159

Expenses:
Losses and loss adjustment expenses	22,912,887	27,076,212	32,650,827
Discontinued bond program losses and loss adjustment expenses	422,733	20,161,103	432,345
Commission expense	13,750,996	11,285,050	7,891,016
Other insurance operating expenses	9,989,798	6,030,136	4,982,456
Codification and subscription expenses	2,809,700	3,551,544	3,269,714
General and administrative expenses	1,427,388	920,529	1,216,571
Interest expense	1,152,363	894,463	541,248
Goodwill impairment	—	753,737	—

Total expenses	52,465,865	70,672,774	50,984,177

Income (loss) before federal income taxes	8,170,645	(13,268,052)	5,523,982

Federal income tax expense (benefit)	1,876,571	(4,767,432)	1,614,165

Net income (loss)	$6,294,074	$(8,500,620)	$3,909,817

Net income (loss) per share:
Basic	$1.27	$(1.72)	$.79

Diluted	$1.26	$(1.72)	$77

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2005	2004

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $4,856,624 in 2005 and $5,034,173 in 2004)	$4,821,629	$4,909,873

Available for sale:
Fixed maturities, at fair value (amortized cost $72,562,204 in 2005 and $53,406,973 in 2004)	73,012,240	54,139,496

Equity securities, at fair value (cost $7,597,066 in 2005 and $8,545,757 in 2004)	8,043,299	10,312,382

Short-term investments, at cost which approximates fair value	8,964,738	12,712,577

Other invested assets	715,000	715,000

Total investments	95,556,906	82,789,328

Cash	4,528,875	3,791,267

Premiums receivable	5,403,960	7,911,379

Accounts receivable, net	674,357	710,525

Reinsurance recoverables	1,235,043	1,943,602

Prepaid reinsurance premiums	6,011,496	2,859,710

Deferred policy acquisition costs	9,678,821	7,223,995

Costs and estimated earnings in excess of billings on uncompleted codification contracts	248,035	182,441

Loans to affiliates	892,523	836,022

Intangible assets, net	771,013	845,531

Accrued investment income	1,128,104	887,467

Current federal income tax recoverable	—	3,688,228

Net deferred tax asset	485,461	1,637,813

Taxes, licenses and fees receivable	—	72,520

Other assets	1,721,241	1,680,644

Total assets	$128,335,835	$117,060,472

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets, Continued

	December 31,
	2005	2004

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$7,678,094	$11,563,111

Discontinued bond program reserve for unpaid losses and loss adjustment expenses	19,626,129	19,203,356

Unearned premiums	35,579,349	27,719,148

Ceded reinsurance premiums payable	3,605,394	493,963

Experience rating adjustments payable	2,302,850	1,456,403

Retrospective premium adjustments payable	2,201,706	7,276,225

Funds held under reinsurance treaties	735,341	1,253,796

Contract funds on deposit	3,201,124	811,358

Taxes, licenses and fees payable	386,936	—

Current federal income tax payable	570,078	—

Deferred ceded commissions	1,337,098	1,034,931

Commissions payable	2,710,582	4,022,811

Billings in excess of estimated earnings on uncompleted codification contracts	75,108	60,227

Notes payable	27,119	540,198

Other liabilities	2,754,301	1,313,657

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	98,256,209	92,214,184

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—

Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at December 31, 2005 and 2004, 4,972,700 shares outstanding at December 31, 2005 and December 31, 2004	1,794,141	1,794,141

Additional paid-in capital	1,336,073	1,336,073

Accumulated other comprehensive income	588,703	1,649,439

Retained earnings	32,132,786	25,838,712

	35,851,703	30,618,365
Less: Treasury shares, at cost (1,197,641 common shares at December 31, 2005 and December 31, 2004)	(5,772,077)	(5,772,077)

Total shareholders’ equity	30,079,626	24,846,288

Total liabilities and shareholders’ equity	$128,335,835	$117,060,472

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income	earnings	shares	equity

Balance at December 31, 2002	—	—	$1,794,141	$1,337,138	$995,186	$30,429,515	$(5,654,142)	$28,901,838

Comprehensive income:
Net income	—	—	—	—	—	3,909,817	—	3,909,817
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	925,079	—	—	925,079

Total comprehensive income								4,834,896

Purchase of 80,241 treasury shares	—	—	—	—	—	—	(371,706)	(371,706)

Balance at December 31, 2003	—	—	1,794,141	1,337,138	1,920,265	34,339,332	(6,025,848)	$33,365,028

Comprehensive loss:
Net loss	—	—	—	—	—	(8,500,620)	—	(8,500,620)
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(270,826)	—	—	(270,826)

Total comprehensive loss								(8,771,446)

56,250 shares issued in connection with the exercise of stock options, net of tax benefit	—	—	—	(1,065)	—	—	253,771	252,706

Balance at December 31, 2004	—	—	1,794,141	1,336,073	1,649,439	25,838,712	(5,772,077)	24,846,288

Comprehensive income:
Net income	—	—	—	—	—	6,294,074	—	6,294,074
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(1,060,736)	—	—	(1,060,736)

Total comprehensive income								5,233,338

Balance at December 31, 2005	—	—	$1,794,141	$1,336,073	$588,703	$32,132,786	$(5,772,077)	$30,079,626

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$6,294,074	$(8,500,620)	$3,909,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	753,737	—
Net realized gains on investments	(1,281,755)	(1,094,174)	(822,161)
Net realized (gains) losses on disposal of property and equipment	658	(183)
Depreciation and amortization	621,282	712,002	457,915
Deferred federal income tax (benefit) expense	1,697,332	(2,350,920)	294,042
Change in assets and liabilities:
Premiums receivable	2,507,419	2,750,387	(4,751,047)
Accounts receivable, net	36,168	282,568	(149,034)
Reinsurance recoverables	708,559	2,982,844	(4,643,029)
Prepaid reinsurance premiums	(3,151,786)	9,384,878	(11,015,956)
Deferred policy acquisition costs	(2,454,826)	(2,261,845)	(2,308,324)
Other assets, net	3,304,895	(3,070,832)	(737,559)
Reserve for unpaid losses and loss adjustment expenses	(3,462,244)	16,380,548	6,826,416
Unearned premiums	7,860,201	2,595,011	14,819,368
Ceded reinsurance premiums payable	3,111,431	(1,228,000)	1,671,143
Experience rating adjustments payable	846,447	(5,541,381)	2,233,455
Retrospective premium adjustments payable	(5,074,519)	1,905,952	1,418,375
Funds held under reinsurance treaties	(518,455)	(1,392,897)	1,133,396
Contract funds on deposit	2,389,766	(1,096,826)	590,521
Deferred ceded commissions	302,167	(190,007)	1,224,938
Other liabilities, net	1,076,354	(2,362,438)	3,603,715

Net cash provided by operating activities	14,813,168	8,657,804	13,755,991

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	170,000	695,000	1,405,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	25,194,401	16,143,330	21,430,449
Proceeds from available for sale equity securities sold	22,441,671	12,112,580	16,688,164
Cost of investments purchased:
Held to maturity fixed maturities	(98,699)	(750,820)	(1,811,114)
Available for sale fixed maturities	(44,709,564)	(41,041,113)	(34,634,639)
Available for sale equity securities	(20,211,925)	(11,859,943)	(17,834,184)
Net change in short-term investments	3,747,839	16,192,103	(3,769,375)
Net change in other invested assets	—	—	(466,999)
Other	(109,283)	(60,006)	(647,967)

Net cash used in investing activities	(13,575,560)	(8,568,869)	(19,640,665)

Cash flows from financing activities:
Proceeds from note payable to bank	—	3,500,000	5,900,000
Repayments of note payable to bank	(500,000)	(3,000,000)	(8,000,000)
Proceeds from issuance of trust preferred debt to an affiliate	—	—	7,000,000
Acquisition of treasury stock	—	—	(371,706)
Proceeds from stock options exercised	—	252,705	—

Net cash provided by (used in) financing activities	(500,000)	752,705	4,528,294

Net increase (decrease) in cash	737,608	841,640	(1,356,380)
Cash at beginning of year	3,791,267	2,949,627	4,306,007

Cash at end of year	$4,528,875	$3,791,267	$2,949,627

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$1,137,200	$886,115	$540,300

Federal income taxes	$(4,079,067)	$1,782,807	$600,000

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements – December 31, 2005, 2004 and 2003
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Organization

Bancinsurance Corporation (“Bancinsurance”) is a specialty property/casualty insurance holding company incorporated in the State of Ohio in 1970. Bancinsurance Corporation and its subsidiaries (collectively, the “Company”) have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. These segments are described in more detail below.

Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property/casualty insurance company. Our principal sources of revenue are premiums for insurance policies written and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of the Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct lines of business: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products.

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

Other specialty products consist primarily of our waste surety bond program (“WSB”). In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed waste surety bond coverage with certain insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. In addition to assuming business, the Company also writes surety bonds on a direct basis and then cedes 50% of that business under the reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.

In addition to the above product lines, beginning in 2001, the Company entered into a reinsurance program covering bail and immigration bonds issued by several insurance carriers and sold by a bail bond agency. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see Note 16 to the Consolidated Financial Statements.

The Company sells its insurance products through multiple distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.

Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), codifies, publishes, supplements and distributes ordinances for approximately 1,900 local government units in 40 states. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which includes electronic publishing, document imaging and internet hosting services.

Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing property/casualty insurance policies offered and underwritten by Ohio Indemnity and potentially by other property/casualty insurance companies.

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling floating rate trust preferred capital securites in exempt private placement transactions and investing the proceeds from such securities in junior subordinated debentures of the Company.
(b)	Basis of Financial Statement Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which vary in certain respects from accounting practices prescribed or permitted by the Department.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

(c)	New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value of the equity instrument issued on the grant date. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” the principles that the Company employed through 2005 to account and report its employee stock option awards. SFAS No. 123R is effective at the beginning of the entity’s first fiscal year that begins after December 15, 2005. The Company will implement this standard in the first quarter of 2006. The Company believes the impact of implementing this standard will result in higher compensation expense and the standard would have reduced 2005 net income by approximately $0.02 per diluted share (see Note 1(r) to the Consolidated Financial Statements).

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company’s results of operations and/or financial condition.

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

Available for sale equity securities, which include common stock, non-redeemable preferred stock and mutual funds, are reported at fair value with unrealized gains or losses, net of applicable deferred taxes and reclassification adjustment, reflected in other comprehensive income. Short-term investments are reported at cost which approximates fair value. Other invested assets are reported at cost.

Realized gains and losses on disposal of investments are determined by the specific identification method. The carrying value of an investment is revised and the amount of revision is charged to net realized losses on investments when management determines that a decline in the value of an investment is other-than-temporary.

For fixed maturity securities purchased at a premium or discount, amortization is calculated using the scientific (constant yield) interest method taking into consideration specified interest and principal provisions over the life of the security. Fixed maturity securities containing call provisions (where the security can be called away from the reporting entity at the issuer’s discretion) are amortized to the call or maturity value/date which produces the lowest asset value (yield to worst).

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

(h)	Intangible Asset

Intangible assets represent databases acquired by ALPC and a non-compete agreement. The databases are comprised of municipal code data and related files, which are amortized on a straight-line basis over the estimated economic useful lives of twenty years. The non-compete agreement is amortized on a straight-line basis over the contractual life of five years.

(i)	Recognition of Revenue

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

Revenue from ALPC municipal code contracts is recognized on the percentage-of-completion method. Completion is measured based on the percentage of direct labor costs incurred-to-date compared to estimated direct labor costs for each contract. While we use available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Revenue from code supplements is recognized on the completed-contract method because the typical supplement is completed in a few months.

Commission and fee revenues for USA are recognized when earned based on contractual rates and services provided.

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

(k)	Reserve for Unpaid Losses and Loss Adjustment Expenses

Loss and loss adjustment expense (“LAE”) reserves represent our best estimate of the ultimate net cost of all reported and unreported losses incurred through December 31. We do not discount loss and LAE reserves. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations, statistical analyses and reports received from ceding insurers under assumed reinsurance. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe the reserves for losses and LAE are adequate. The estimates are regularly reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in results of operations in the period such adjustments are made.

(l)	Reinsurance

In the ordinary course of business, we cede and assume reinsurance with other insurers and reinsurers. We report balances pertaining to reinsurance transactions “gross” on the balance sheet, meaning that reinsurance recoverables on unpaid losses and LAE and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. Ceded reinsurance transactions for the Company represent quota share arrangements for certain lender/dealer producers. In addition, the Company participates in a waste surety bond program under a quota share arrangement in which the Company assumes and cedes business. As discussed in Note 16 to the Consolidated Financial Statements, the Company assumed bail and immigration bond business through the second quarter of 2004 after which the program was discontinued.

(m)	Experience Rating and Retrospective Premium Adjustments

Certain ULI policies are eligible for premium adjustments based on loss experience. For certain policies, return premiums are calculated and settled on an annual basis. These balances are presented in the accompanying balance sheets as retrospective premium adjustments payable. Certain other policies are eligible for an experience rating adjustment that is calculated and adjusted from period to period and settled upon cancellation of the policy. These balances are presented in the accompanying balance sheets as experience rating adjustments payable. These adjustments are included in the calculation of net premiums earned.

(n)	Contract Funds on Deposit

Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with a cost containment service firm designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Management fees are recognized when earned based on the development of benefit charges. Management fees of $713,697, $33,710 and $114,094 were recognized in 2005, 2004 and 2003, respectively, as a result of this arrangement.

(o)	Depreciation and Amortization

Real estate is stated at cost and depreciated using the straight-line method over thirty-nine years. Property, equipment and computer software are stated at cost and depreciated using the straight-line method over the estimated useful life, ranging from three to five years. Leasehold improvements are capitalized and amortized over the remaining office lease term. Maintenance and repairs are charged directly to expense as incurred. As of December 31, 2005 and 2004, property, equipment, computer software and leasehold improvements, net of accumulated depreciation, was $484,525 and $512,435, respectively. These balances are presented in the accompanying balance sheets as other assets.

(p)	Federal Income Taxes

We file a consolidated federal income tax return with our subsidiaries. Accordingly, deferred tax liabilities and assets have been recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax basis of assets and liabilities for which income tax benefits will be realized in future years.

(q)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company places its cash investments with high credit quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2005 the Company had uninsured cash of $3,834,056.

(r)	Stock Option Accounting

We use the “intrinsic value method” under APB No. 25 and related interpretations in accounting for stock options issued to employees, officers and directors under our equity compensation plans. SFAS No. 123 requires the “fair value method” for recognition of cost on equity compensation plans similar to those used by the Company. Adoption of SFAS No. 123 is optional in 2005 (required in 2006, see Note 1(c) to the Consolidated Financial Statements); however, pro forma disclosures as if we had adopted the fair value method under SFAS No. 123 in 2005, 2004 and 2003 are presented below.

	As Reported			Pro Forma
	2005	2004	2003	2005	2004	2003

Net income (loss)	$6,294,074	$(8,500,620)	$3,909,817	$6,209,433	$(8,589,282)	$3,822,188

Basic net income (loss) per share	$1.27	$(1.72)	$.79	$1.25	$(1.74)	$.77

Diluted net income (loss) per share	$1.26	$(1.72)	$.77	$1.24	$(1.74)	$.76

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

The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities were as follows:

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$1,149,676	$—	$16,348	$1,133,328
Obligations of states and political subdivisions	3,671,953	69,590	18,247	3,723,296

Total held to maturity	4,821,629	69,590	34,595	4,856,624

Available for sale:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	4,126,893	—	32,627	4,094,266
Obligations of states and political subdivisions	64,245,160	681,930	124,876	64,802,214
Corporate securities	4,190,151	—	74,391	4,115,760

Subtotal	72,562,204	681,930	231,894	73,012,240
Equity securities	7,597,066	889,141	442,908	8,043,299

Total available for sale	80,159,270	1,571,071	674,802	81,055,539

Total	$84,980,899	$1,640,661	$709,397	$85,912,163

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$1,051,927	$—	$10,427	$1,041,500
Obligations of states and political subdivisions	3,857,946	140,880	6,153	3,992,673

Total held to maturity	4,909,873	140,880	16,580	5,034,173

Available for sale:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	500,000	—	8,750	491,250
Obligations of states and political subdivisions	46,529,714	835,097	85,979	47,278,832
Corporate securities	1,163,640	8,945	6,919	1,165,666
Asset-backed securities	3,573,619	—	23,531	3,550,088
Redeemable preferred stock	1,640,000	13,660	—	1,653,660

Subtotal	53,406,973	857,702	125,179	54,139,496
Equity securities	8,545,757	1,822,539	55,914	10,312,382

Total available for sale	61,952,730	2,680,241	181,093	64,451,878

Total	$66,862,603	$2,821,121	$197,673	$69,486,051

The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$1,050,895	$1,034,547	$554,672	$555,646
Due after one year but less than five years	2,371,766	2,407,125	9,270,364	9,241,999
Due after five years but less than ten years	677,393	667,084	9,473,042	9,473,099
Due after ten years	721,575	747,868	53,264,126	53,741,496

Total	$4,821,629	$4,856,624	$72,562,204	$73,012,240

Net investment income for the year ended December 31 is summarized below:

	2005	2004	2003

Fixed maturities	$2,732,635	$1,826,432	$1,240,248
Equity securities	555,414	236,528	255,672
Short-term investments	239,643	225,190	256,450
Other	34,531	25,926	30,468
Expenses	(259,564)	(149,961)	(183,774)

Net investment income	$3,302,659	$2,164,115	$1,599,064

The proceeds from sales of available for sale securities were $47,636,072, $28,255,910 and $38,118,613 for the years ended December 31, 2005, 2004 and 2003, respectively.

Pre-tax net realized gains (losses) on investments and changes in unrealized gains (losses) on available for sale investments were as follows for each of the years ended December 31:

	2005	2004	2003

Gross realized gains:
Fixed maturities	$157,808	$55,923	$236,224
Equity securities	1,388,129	1,781,330	869,307
Other	—	983	162,094

Total gains	1,545,937	1,838,236	1,267,625

Gross realized losses:
Fixed maturities	157,109	69,659	132,574
Equity securities	107,073	138,916	183,161
Other-than-temporary impairments	—	535,487	129,729

Total losses	264,182	744,062	445,464

Net realized gains	$1,281,755	$1,094,174	$822,161

Changes in unrealized gains (losses) on available for sale investments:
Fixed maturities	$(282,487)	$437,009	$(59,736)
Equity securities	(1,324,689)	(847,352)	1,461,371

Net change in unrealized gains (losses)	$(1,607,176)	$(410,343)	$1,401,635

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	unrealized	Number of
	fair value	loss	securities
Fixed maturities:
0-6 months	$20,965,931	$152,895	74
7-12 months	3,449,578	54,928	13
Greater than 12 months	3,786,673	58,666	12

Total fixed maturities	28,202,182	266,489	99

Equities:
0-6 months	935,061	37,917	5
7-12 months	4,146,562	364,336	8
Greater than 12 months	420,964	40,655	1

Total equities	5,502,587	442,908	14

Total	$33,704,769	$709,397	113

All of the above 99 fixed maturity securities had a fair value to cost ratio equal to or greater than 97% as of December 31, 2005. Out of the 14 equity securities listed above, 11 securities had a fair value to cost ratio equal to or greater than 86%, 1 security had a fair value to cost ratio of 77%, 1 security had a fair value to cost ratio of 71% and 1 security had a fair value to cost ratio of 66% as of December 31, 2005.

The Company continually monitors developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs, including but not limited to: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer-specific; and (3) our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value. There were $0, $535,487 and $129,729 in impairment charges included in net realized gains on investments for the years ended December 31, 2005, 2004 and 2003, respectively. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. As part of the Company’s normal assessment of other-than-temporary impairments of investments, the securities listed above were evaluated and no further impairments were deemed necessary as of December 31, 2005.

At December 31, 2005, investments having a carrying value of $4,536,478 were on deposit with various state insurance departments to meet their respective regulatory requirements.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs for the year ended December 31 are summarized as follows:

	2005	2004	2003

Deferred, January 1	$7,223,995	$4,962,150	$2,653,826
Additions:
Commissions	10,215,611	7,124,437	5,380,025
Premium tax	604,559	397,168	400,315

Total additions	10,820,170	7,521,605	5,780,340

Amortization to expense	8,365,344	5,259,760	3,472,016

Deferred, December 31	$9,678,821	$7,223,995	$4,962,150

(4)	UNCOMPLETED CONTRACTS

Revenues earned on uncompleted codification contracts by ALPC were $1,452,739 and $1,829,586 and billings to date on those contracts were $1,279,812 and $1,707,372 at December 31, 2005 and 2004, respectively. The excess of costs and estimated earnings over billings were $248,035 and $182,441 at December 31, 2005 and 2004, respectively.

(5)	GOODWILL AND INTANGIBLE ASSETS

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
Intangible assets as of December 31 were as follows:

	December 31, 2005			December 31, 2004
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net
Amortizing intangibles:
Databases	$1,008,773	$(253,879)	$754,894	$1,008,773	$(203,440)	$805,333
Noncompete agreement	120,394	(104,275)	16,119	120,394	(80,196)	40,198

Total intangible assets	$1,129,167	$(358,154)	$771,013	$1,129,167	$(283,636)	$845,531

Amortization expense related to amortizable intangible assets was $74,518, $74,517 and $74,518 during 2005, 2004 and 2003, respectively. The estimated amortization expense of intangible assets for the next five fiscal years is as follows:

2006	$66,518
2007	50,477
2008	50,439
2009	50,439
2010	50,439

$268,312

(6)	NOTES PAYABLE

As of December 31, 2005, we had an unsecured $10,000,000 revolving line of credit with a maturity date of June 30, 2007 with no outstanding balance ($500,000 at December 31, 2004). The revolving credit agreement provides for interest payable quarterly, at an annual rate equal to 0.75% less than the prime rate (6.50% and 4.52% per annum at December 31, 2005 and 2004, respectively). The Company was in compliance with all provisions of our debt covenants under the agreement at December 31, 2005. The bank that provides the credit line is also a policyholder of the Company.

(7)	LEASE EXPENSES

We routinely lease premises for use as administrative offices, vehicles and office equipment under operating leases for varying periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Effective January 2001, we entered into a new lease for our Columbus, Ohio office space. Under its provisions, no cash payments were due until April 1, 2002. Rent expense is recognized evenly over the lease term ending December 31, 2008. During 2004, ALPC renewed a lease in Cincinnati, Ohio for office space, which will expire on February 28, 2010. Rental expenses under operating leases were $265,852, $274,300 and $271,656 during 2005, 2004 and 2003, respectively.

The future minimum lease payments required under these operating leases for the next five fiscal years are as follows:

2006	$305,185
2007	322,322
2008	330,218
2009	102,317
2010	17,110

$1,077,152

(8)	TRUST PREFERRED DEBT ISSUED TO AFFILIATES

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (8.44% and 6.44% at December 31, 2005 and 2004, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (8.58% and 6.61% at December 31, 2005 and 2004, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the period ended December 31, 2005, 2004 and 2003 was $1,148,431, $862,256 and $538,056, respectively. The Company was in compliance with all provisions of our debt covenants at December 31, 2005.

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

Deferred income taxes at December 31 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences which give rise to the net deferred tax asset at December 31 are as follows:

	2005	2004

Deferred tax assets:
Unpaid loss and LAE reserves	$417,169	$499,066
Unearned premium reserves	2,010,614	1,690,442
Net operating loss carryforward	733,158	2,174,085
Alternative minimum tax	508,562	204,862
Other-than-temporary impairment of investments	3,386	40,899
Deferred ceded commissions	454,613	351,876
Other	256,579	205,934

Subtotal	4,384,081	5,167,164

Deferred tax liabilities:
Net unrealized gains on available for sale securities	(304,732)	(849,711)
Deferred policy acquisition costs	(3,290,799)	(2,456,158)
Accrued dividends receivable	(10,321)	(12,297)
Other	(292,768)	(211,185)

Subtotal	(3,898,620)	(3,529,351)

Net deferred tax asset	$485,461	$1,637,813

Net deferred tax assets and liabilities and federal income tax expense in future years can be materially affected by changes in enacted tax rates or by unexpected adverse events.

As of December 31, 2005, the Company has a net operating loss carryforward of $2,156,347 which originated in 2004 and will expire in 2024.

The provision for federal income taxes for the period ended December 31 consists of the following:

	2005	2004	2003

Current expense (benefit)	$179,239	$(2,416,512)	$1,320,123
Deferred expense (benefit)	1,697,332	(2,350,920)	294,042

Federal income tax expense (benefit)	$1,876,571	$(4,767,432)	$1,614,165

The difference between income taxes provided at our effective tax rate and the 34% federal statutory rate for the period ended December 31 is as follows:

	2005	2004	2003

Federal income tax at statutory rate	$2,778,019	$(4,511,138)	$1,878,154
Dividends received deduction and tax exempt interest	(842,952)	(566,581)	(379,099)
Business meals and entertainment	21,914	35,042	22,489
Goodwill impairment	—	256,271	—
Other	(80,410)	18,974	92,621

Federal income tax expense (benefit)	$1,876,571	$(4,767,432)	$1,614,165

(10)	BENEFIT PLANS

The Ohio Indemnity Company Employee 401(k) and Profit Sharing Plan (the “401(k) Plan”) is available to full-time employees who meet the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, we match 100% of the qualified employee’s contribution up to 3% of salary and 50% of the qualified employee’s contribution between 3% and 5% of salary. The total cost of the matching contribution was $126,640, $224,548 and $164,057 for the years ended December 31, 2005, 2004 and 2003, respectively.

(11)	STOCK OPTION PLANS

We have stock options outstanding and exercisable at December 31, 2005 under two equity compensation plans, each of which has been approved by our security holders.

The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provides for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determines to whom and when options will be granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 284,500 common shares were outstanding at December 31, 2005 and expire at various dates from 2006 to 2013 and range in option price per share from $3.375 to $6.75. Of the options for 284,500 common shares outstanding, 40,000 have been granted to our non-employee directors and 244,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The 2002 Stock Incentive Plan (the “2002 Plan”) provides for awards, including grants of options, covering up to an aggregate of 600,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the award. Under the 2002 Plan, options for 329,000 common shares were outstanding at December 31, 2005 and expire at various dates from 2012 to 2014 and range in option price per share from $4.50 to $8.00. All of the options outstanding were granted to employees for compensatory purposes.

A summary of the status of our stock options as of December 31, 2005, 2004 and 2003 and changes during the year ended on those dates is presented below:

	2005		2004		2003
		Weighted-average		Weighted-average		Weighted-average
	Shares	exercise price	Shares	exercise price	Shares	exercise price

Outstanding at beginning of year	650,400	$5.26	586,400	$4.81	487,900	$4.73
Granted	—	—	129,000	7.11	159,000	5.23
Exercised	—	—	(56,000)	4.90	(18,000)	4.92
Expired	(14,500)	2.55	—	—	(20,000)	6.00
Canceled	(22,400)	5.11	(9,000)	4.85	(22,500)	4.95

Outstanding at end of year	613,500	5.33	650,400	5.26	586,400	4.81

Shares reserved for issuance	880,500		917,400		982,400
Options available for future grant	267,000		267,000		396,000
Weighted-average fair value of options granted during the year	$—		$2.4990		$1.7068
There were no options granted during 2005. The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 27.10% for 2004 and 27.44% for 2003; (2) risk-free interest rate of 4.26% for options granted May 17, 2004, 3.88% for options granted December 21, 2004, 3.09% for options granted March 14, 2003, 2.82% for options granted May 16, 2003, 2.74% for options granted June 2, 2003, and 2.64% for options granted June 3, 2003; (3) expected life of six years for all years; and (4) 0% dividend yield for all years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding		Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 12/31/05	contractual life (years)	price	at 12/31/05	price

$3.375 - 3.875	27,000	0.96	3.84	27,000	3.84
4.00 - 4.82	243,000	4.75	4.57	192,200	4.59
5.00 - 5.375	200,500	6.33	5.23	117,900	5.27
6.00 - 6.25	14,000	6.00	6.07	14,000	6.07
7.04 - 8.00	129,000	8.93	7.11	25,800	7.11

3.375 - 8.00	613,500	6.00	5.33	376,900	4.98

(12)	STATUTORY RESTRICTIONS

Generally, Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to the parent in the form of dividends, loans, or advances without the approval of the Department. Under these restrictions, during 2006, dividends, loans or advances in excess of $3,478,274 will require the approval of the Department.

Ohio Indemnity is subject to a risk-based capital test applicable to property/casualty insurers. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels at December 31, 2005.

(13)	STATUTORY SURPLUS AND NET INCOME

Ohio Indemnity is statutorily required to file financial statements with state regulatory authorities. The accounting principles used to prepare such statutory financial statements follow prescribed or permitted accounting practices as defined in the National Association of Insurance Commissioners Accounting Practices and Procedures Manual, which principles may differ from GAAP. Permitted statutory accounting practices encompass all accounting practices not so prescribed, but allowed by the Department. Ohio Indemnity has no permitted statutory accounting practices.

As of and for the period ended December 31, Ohio Indemnity’s statutory surplus and net income determined in accordance with accounting practices prescribed by the Department differed from shareholder’s equity and net income determined in accordance with GAAP by the following:

	Shareholder’s Equity/Surplus			Net Income (Loss)
	2005	2004	2003	2005	2004	2003
Statutory	$34,782,737	$30,879,673	$36,293,102	$5,780,803	$(11,300,632)	$2,427,321
Reconciling items:
Non-admitted assets	744,219	586,668	33,682	—	—	—
Deferred policy acquisition costs	9,678,821	7,223,995	4,962,150	2,454,826	2,261,845	2,308,324
Deferred ceded commissions	(994,459)	(465,457)	(371,323)	(529,002)	(94,134)	(371,323)
Deferred taxes	(3,105,697)	(2,539,073)	(1,660,512)	(1,570,402)	2,004,269	(37,523)
Unrealized gain on available for sale fixed maturities	450,037	709,323	293,031	—	—	—
Provision for reinsurance	10,000	—	47,000	—	—	—
Subsequent capital contribution from parent	—	(4,200,000)	—	—	—	—

GAAP	$41,565,658	$32,195,129	$39,597,130	$6,136,225	$(7,128,652)	$4,326,799

(14)	OTHER COMPREHENSIVE INCOME (LOSS)

The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Year ended December 31, 2005
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2005	$(325,421)	$(110,643)	$(214,778)
Less: reclassification adjustments for gains realized in net income	1,281,755	435,797	845,958

Net unrealized holding losses	(1,607,176)	(546,440)	(1,060,736)

Other comprehensive loss	$(1,607,176)	$(546,440)	$(1,060,736)

	Year ended December 31, 2004
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2004	$1,017,968	$346,109	$671,859
Less: reclassification adjustments for gains realized in net income	1,428,311	485,626	942,685

Net unrealized holding losses	(410,343)	(139,517)	(270,826)

Other comprehensive loss	$(410,343)	$(139,517)	$(270,826)

	Year ended December 31, 2003
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount

Net unrealized holding gains on securities:
Unrealized holding gains arising during 2003	$2,061,702	$700,979	$1,360,723
Less: reclassification adjustments for gains realized in net income	660,067	224,423	435,644

Net unrealized holding gains	1,401,635	476,556	925,079

Other comprehensive income	$1,401,635	$476,556	$925,079

(15)	RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for unpaid losses and LAE is summarized as follows (dollars in thousands):

	2005	2004	2003

Balance at January 1	$30,766	$14,386	$7,559
Less reinsurance recoverables	1,944	4,926	283

Net Balance at January 1	28,822	9,460	7,276

Incurred related to:
Current year	27,033	52,620	35,888
Prior years	(3,697)	(5,383)	(2,805)

Total incurred	23,336	47,237	33,083

Paid related to:
Current year	20,678	23,690	21,120
Prior years	5,411	4,185	9,779

Total paid	26,089	27,865	30,899

Net Balance at December 31	26,069	28,822	9,460
Plus reinsurance recoverables	1,235	1,944	4,926

Balance at December 31	$27,304	$30,766	$14,386

Reserve for unpaid losses and LAE	$7,678	$11,563	$13,971
Discontinued bond program reserve for unpaid losses and LAE	19,626	19,203	415

Total reserve for unpaid losses and LAE	$27,304	$30,766	$14,386

As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and LAE decreased by approximately $3,697,000, $5,383,000 and $2,805,000 in 2005, 2004 and 2003, respectively, due to favorable loss development, primarily attributable to the Company’s ULI product line.

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

Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer’s premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. Under this arrangement, the Company ceded premiums earned of $115,790, $4,435,659 and $13,331,861 during 2005, 2004 and 2003, respectively.

Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer’s premiums (along with the associated risk) was ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $1,727,303, $894,717 and $8,124,672 during 2005, 2004 and 2003, respectively.

Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with certain insurance carriers whereby the Company assumed and ceded 50% of the applicable business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the assumed participation was reduced from 50% to 25%. Under this program, the Company assumed premiums earned of 4,302,509 and $1,980,492 during 2005 and 2004, respectively. Also, the Company ceded premiums earned of $679,563 and $131,051 during 2005 and 2004, respectively.

Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a GAP agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $734,435 during 2005.

A reconciliation of direct to net premiums, on both a written and earned basis, for the year ended December 31 is as follows:

	2005		2004		2003
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	written	earned	written	earned	written	earned
Direct	$56,013,503	$51,743,182	$56,234,221	$54,069,958	$85,697,160	$72,120,769
Assumed	3,580,422	4,218,416	4,301,004	2,569,293	367,466	409,024
Ceded	(7,396,438)	(4,244,653)	(2,126,555)	(6,575,066)	(28,537,419)	(22,457,827)

	$52,197,487	$51,716,945	$58,408,670	$50,064,185	$57,527,207	$50,071,966

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during 2005, 2004 and 2003 were $1,789,439, $2,465,643 and $9,917,371, respectively. During 2005, 2004 and 2003, ceded reinsurance decreased commission expense incurred by $1,054,259, $597,927 and $6,155,335, respectively.

Discontinued Bond Program

Beginning in 2001 and continuing into the second quarter of 2004, the Company participated as a reinsurer in a program covering bail and immigration bonds issued by four insurance carriers and produced by a bail bond agency (collectively, the “discontinued bond program” or the “program”). The liability of the insurance carriers was reinsured to a group of reinsurers, including the Company. The Company assumed 15% of the business from 2001 through 2003 and 5% of the business during the first half of 2004. This program was discontinued in the second quarter of 2004.

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
Arbitrations. The Company has entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. The arbitration proceedings as of December 31, 2005 are described in more detail below:
Aegis Arbitration. On August 23, 2004, the Company instituted arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. On August 25, 2004, Aegis made a counter-demand for arbitration whereby a request was made that the Company join an arbitration that was already pending between Aegis and Lloyds Syndicate 1245, one of the other reinsurers participating in the discontinued bond program. On October 15, 2004, the Company agreed to consolidate arbitrations with Aegis and Lloyds Syndicate 1245. During April 2005, Lloyds Syndicate 0183, Lloyds Syndicate 0205 and Lloyds Syndicate 0727, other reinsurers participating in the discontinued bond program, were added to the consolidated arbitration. On August 11, 2005 and December 29, 2005, two other reinsurers participating in the program, The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire (“Contributionship”) and American Healthcare Insurance Company (“AHIC”), respectively, were ordered to participate in the consolidated arbitration. Through this arbitration, the Company is seeking rescission of the reinsurance agreements, monetary damages for claims that were paid by the Company under the agreements and other appropriate relief. Aegis is seeking to recover certain of its losses from the Company under the reinsurance agreements. This arbitration is proceeding and a hearing is currently scheduled to begin in January 2006. See Note 25 to the Consolidated Financial Statements for subsequent events related to the Aegis arbitration.
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
Highlands Arbitration. Highlands Insurance Company (“Highlands”), one of the insurance carriers, was placed in receivership during 2003. On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including the Contributionship, AHIC and various Lloyds Syndicates. In November 2005, the Company responded to this demand seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.
2005 Reserve Developments. The Company recorded discontinued bond program losses and LAE of $0.4 million and $20.2 million during 2005 and 2004, respectively. The $20.2 million of losses and LAE recorded in 2004 consisted of $1.4 million of net paid losses and an $18.8 million increase in loss and LAE reserves. The $0.4 million of losses and LAE recorded in 2005 consisted of the following: 1) a $2.8 million net increase in loss and LAE reserves during 2005 based on revised estimates of potential future liabilities as provided by the insurance carriers; 2) a $2.8 million increase in loss and LAE reserves during 2005 related to the Highlands’ Receiver global settlement with the New Jersey Attorney General (“NJAG”) for its bail bond obligations; 3) a $1.6 million net decrease in loss and LAE reserves during 2005 due primarily to a favorable ruling by the Aegis Arbitration Panel (the “Panel”) whereby the Panel limited the Company’s immigration bond obligations to Aegis; and 4) a $3.6 million decrease in loss and LAE reserves during 2005 based on management’s estimated settlement values with certain insurance carriers as of December 31, 2005. The following provides a more detailed description of these developments:
The Company has received revised estimates of potential future liabilities from the insurance carriers. These revised estimates resulted in a net increase in loss and LAE reserves of $2.8 million during 2005, of which $2.5 million was recognized during the fourth quarter of 2005.
In April 2005, the Company was advised of a global settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis. The agreement has an effective date of January 14, 2005 and covers past and future losses for immigration bonds issued by Aegis. This settlement agreement resulted in an increase in loss and LAE reserves of $3.9 million during the first quarter of 2005. In connection with the Aegis arbitration, on December 8, 2005, the Company filed a motion for partial summary judgment requesting that the Panel limit the Company’s immigration bond obligations to Aegis to the Company’s proportionate share (15%) of the amount Aegis is obligated to pay to DHS under the Aegis and DHS settlement agreement ($4.0 million). On December 23, 2005, the Panel granted the Company’s motion. This ruling by the Panel resulted in a decrease in loss and LAE reserves of $5.5 million during the fourth quarter of 2005. The above events combined resulted in a net decrease to loss and LAE reserves of $1.6 million during 2005.
On August 30, 2005, the Company received notice from the Highlands’ Receiver of a global settlement with NJAG on its remaining bail bond obligations. This settlement agreement resulted in an increase in loss and LAE reserves of $2.8 million during the third quarter of 2005.
The Company records its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. Based on information received by the Company, management believes that certain insurance carriers would settle with the Company for less than their respective estimates of ultimate incurred losses as set forth in their loss reports. As a result, management has adjusted its loss and LAE reserves for the discontinued bond program based on the estimated settlement values. This resulted in a reduction of $3.6 million to our loss and LAE reserves at December 31, 2005 when compared to the applicable insurance carriers’ respective estimates of ultimate incurred losses at that date.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at December 31, 2005 and December 31, 2004 (dollars in millions):

	December 31,	December 31,
	2005	2004
Bail Bonds:
Case reserves	$12.1	$6.9
Incurred but not reported (“IBNR”) reserves	5.4	8.7

Total bail bond reserves	17.5	15.6

Immigration Bonds:
Case reserves	0.7	—
IBNR reserves	1.4	3.6

Total immigration bond reserves	2.1	3.6

Total loss and LAE reserves	$19.6	$19.2

At December 31, 2005, the Company believed Highlands was in negotiations with DHS for global settlement of its immigration bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s immigration bond loss and LAE reserves at December 31, 2005 take into consideration estimated global settlement values between DHS and Highlands.
It should be noted that there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers; however, because of the subjective nature inherent in assessing the final outcome of the arbitrations, management can not estimate the probability of an adverse or favorable outcome as of December 31, 2005. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of December 31, 2005. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at December 31, 2005 taking into account the estimated settlement values with certain insurance carriers (as described above) but not taking into account the final outcome of the arbitrations. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
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

In 1994, we entered into a Split-Dollar Insurance Agreement with a bank, as trustee, for the benefit of an officer and his spouse wife. The bank has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. At December 31, 2005 and 2004, we had loaned the trustee $860,934 and $789,215, respectively, under this agreement for payment of insurance premiums, which is included in loans to affiliates in the accompanying balance sheet. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest, from any of the following sources: (1) cash surrender value of the underlying insurance policies; (2) death benefits; and/or (3) the sale of 15,750 common shares of the Company contributed by the officer to the trust.

In February 2000, we entered into a Split-Dollar Insurance Agreement for the benefit of another officer in the face amount of $1,000,000. All premiums paid by the Company in accordance with this agreement are to be repaid, in full, without interest, upon the death, retirement or termination of the officer. The Company paid premiums of $30,000 relating to this agreement; however, the Company is no longer paying premiums under the agreement. At December 31, 2005 and 2004, $30,000 was included in loans to affiliates in the accompanying balance sheet for payment of insurance premiums in accordance with this agreement.

During 2003, we agreed to repurchase common shares of the Company from an officer and director of the Company concurrent with the issuance of such common shares through exercise of stock options. The $10,812 of payments in 2003 to settle the option grants were recorded as compensation expense.

We share Bancinsurance’s executive offices with certain of our consolidated subsidiaries. Certain expenses are allocated among them pursuant to cost sharing agreements.

(18)	CONCENTRATIONS

The Company has the following concentrations of net premiums earned with two separate managing general agents within our property/casualty insurance business segment for the years ended December 31:

	2005	2004	2003

Product – Customer Type
Lender/Dealer-Managing General Agent	$10,078,546	$11,081,680	$10,877,002
Lender/Dealer-Managing General Agent	5,429,780	7,266,209	6,508,717
(19)	COMMON SHARE REPURCHASE PROGRAM

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
The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at December 31:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Assets:
Held to maturity fixed maturities	$4,821,629	$4,856,624	$4,909,873	$5,034,173
Available for sale fixed maturities	73,012,240	73,012,240	54,139,496	54,139,496
Available for sale equity securities	8,043,299	8,043,299	10,312,382	10,312,382
Short-term investments	8,964,738	8,964,738	12,712,577	12,712,577
Cash	4,528,875	4,528,875	3,791,267	3,791,267
Liabilities:
Notes payable	27,119	27,119	540,198	540,198
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
(21)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$14,556,205	$15,953,712	$15,719,332	$14,407,261
Income (loss) before federal income taxes	(934,721)	2,966,904	1,960,225	4,178,237
Net income (loss)	(461,383)	2,140,092	1,501,631	3,113,734
Net income (loss) per common share:
Basic	(.09)	.43	.30	.63
Diluted	(.09)	.43	.30	.62

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$12,806,688	$16,350,722	$14,344,451	$13,902,861
Income (loss) before federal income taxes	1,603,438	(6,014,337)	(5,236,153)	(3,621,000)
Net income (loss)	1,158,593	(3,846,066)	(3,320,829)	(2,492,318)
Net income (loss) per common share:
Basic	.24	(.79)	(.67)	(0.50)
Diluted	.22	(.79)	(.67)	(0.50)
(22)	LITIGATION

As discussed in Notes 16 and 25 to the Consolidated Financial Statements, the Company is a party to various arbitration proceedings arising from claims made under reinsurance contracts relating to the discontinued bond program.

In addition to the above, we are involved from time to time in ordinary routine litigation incidental to our business. We do not believe any of this litigation will have a material adverse effect on the Company’s financial condition and/or results of operations.

(23)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	2005	2004	2003

Net income (loss)	$6,294,074	$(8,500,620)	$3,909,817

Income (loss) available to common shareholders, assuming dilution	$6,294,074	$(8,500,620)	$3,909,817

Weighted-average common shares outstanding	4,972,700	4,950,437	4,941,731
Dilutive effect of outstanding options	34,638	—	108,282

Diluted common shares	5,007,338	4,950,437	5,050,013

Basic net income (loss) per common share	$1.27	$(1.72)	$.79
Diluted net income (loss) per common share	$1.26	$(1.72)	$.77
(24)	SEGMENT INFORMATION

As described in Note 1 to the Consolidated Financial Statements, the Company has three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material. Segment results for 2005, 2004 and 2003 are as follows:

	December 31, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$53,618,930	$3,474,917	$22,387	$57,116,234
Intersegment revenues	4,410	—	1,188,678	1,193,088
Interest revenue	3,257,818	—	3,847	3,261,665
Interest expense	126	1,921	—	2,047
Depreciation and amortization	380,403	94,602	—	475,005
Segment profit	7,624,590	665,794	1,203,673	9,494,057
Federal income tax expense	1,488,365	248,826	408,797	2,145,988
Segment assets	123,381,430	2,077,332	319,571	125,778,333

	December 31, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$51,126,855	$4,005,415	$68,080	$55,200,350
Intersegment revenues	5,880	—	377,893	383,773
Interest revenue	2,266,867	—	349	2,267,216
Interest expense	(262)	1,921	—	1,659
Depreciation and amortization	376,016	93,410	—	469,426
Segment profit (loss)	(11,569,336)	503,702	402,592	(10,663,042)
Federal income tax expense (benefit)	(4,440,684)	180,608	136,212	(4,123,864)
Segment assets	107,524,584	2,687,373	729,932	110,941,889

	December 31, 2003
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$51,203,340	$3,819,221	$3,735	$55,026,296
Intersegment revenues	5,880	—	370,871	376,751
Interest revenue	1,685,726	—	9	1,685,735
Interest expense	549	2,032	—	2,581
Depreciation and amortization	222,280	92,609	—	314,889
Segment profit	6,072,662	457,490	310,813	6,840,965
Federal income tax expense	1,745,863	187,881	106,564	2,040,308
Segment assets	105,342,377	2,551,413	547,206	108,440,996

The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements:

	2005	2004	2003

Revenues

Total revenues for reportable segments	$61,570,987	$57,851,339	$57,088,782
Parent company gain (loss)	258,611	(62,844)	(203,872)
Elimination of intersegment revenues	(1,193,088)	(383,773)	(376,751)

Total consolidated revenues	$60,636,510	$57,404,722	$56,508,159

Profit

Total profit (loss) for reportable segments	$9,494,057	$(10,663,042)	$6,840,965
Parent company loss, net of intersegment eliminations	(1,323,412)	(2,605,010)	(1,316,983)

Total consolidated net income (loss) before income taxes	$8,170,645	$(13,268,052)	$5,523,982

Assets

Total assets for reportable segments	$125,778,333	$110,941,889	$108,440,996
Parent company assets	3,771,162	11,096,804	8,122,851
Elimination of intersegment receivables	(1,213,660)	(4,978,221)	(694,111)

Total consolidated assets	$128,335,835	$117,060,472	$115,869,736

(25)	SUBSEQUENT EVENTS

On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieves the Company from any potential future liabilities with respect to bail and immigration bonds issued by Aegis. As a result of this settlement agreement, the Company reduced its loss and LAE reserves for the discontinued bond program by $0.2 million during the first quarter of 2006. In accordance with SFAS No. 60, management recorded this change in reserves during the first quarter of 2006 as a change in estimate.

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
As previously reported, on February 4, 2005, E&Y advised the Company that, because of developments related to the Company’s discontinued bond program (1) E&Y was withdrawing its audit reports for the years 2001 through 2003 for the Company and its wholly-owned subsidiaries, Ohio Indemnity and ALPC, (2) those audit reports and the completed interim reviews of the Company’s 2004 quarterly filings on Form 10-Q should no longer be relied upon, (3) E&Y was unable to complete the audit of the Company’s 2004 financial statements at that time and (4) the Company’s appointed actuary, who was employed by E&Y, was withdrawing his certification of Ohio Indemnity’s statutory reserves for the years 2001 through 2003.
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
In addition, there were no changes during the quarter ended December 31, 2005 in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that has not been reported on a Form 8-K.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth the number of our common shares issuable upon exercise of outstanding options, warrants and rights under our equity compensation plans, the weighted-average exercise price of the outstanding options, warrants and rights under our equity compensation plans and the number of our common shares remaining available for future issuance under our equity compensation plans, each as of December 31, 2005. Each of our equity compensation plans has been approved by our shareholders.

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	613,500	$5.33	267,000
Equity compensation plans not approved by security holders	None	None	None

Total	613,500	$5.33	267,000

Other information required by this Item 12 is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as a part of this report:
(1)	Financial Statements
(2) Financial Statement Schedules

The following financial statement schedules are included in this Item 15 of Part IV of this report:
Schedule I —Summary of investments — other than investments in related parties	61
Schedule II — Condensed financial information of Bancinsurance Corporation (Parent Company Only)	62
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

3	(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3	(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3	(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3	(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4	(a)	Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4	(b)	First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4	(c)	Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4	(d)	Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4	(e)	Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4	(f)	Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).

4	(g)	Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(h)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4	(i)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4	(j)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4	(k)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(l)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(m)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

10	(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10	(b)#	Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10	(c)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10	(d)#	Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

10	(e)#	Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

10	(f)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Si Sokol (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10	(g)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10	(h)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10	(i)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).

21	*	Subsidiaries of the Registrant as of December 31, 2005.

23(a)	*	Consent of Daszkal Bolton LLP.

31.1	*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
(b)	Exhibits

See Item 15(a)(3).

(c)	Financial Statement Schedules

See Item 15(a)(2).

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule I — SUMMARY OF INVESTMENTS — OTHER
THAN INVESTMENT IN RELATED PARTIES
December 31, 2005

Column A	Column B	Column C	Column D
		Estimated	Amount at which
		fair	shown in the
Type of Investment	Cost (1)	value	balance sheet

Held to maturity:
Fixed maturities:
Governments	$1,149,676	$1,133,328	$1,149,676
States, territories and possessions	705,419	713,479	705,419
Political subdivisions	2,044,959	2,061,642	2,044,959
Special revenue and assessments	921,575	948,175	921,575

Total held to maturity	4,821,629	4,856,624	4,821,629

Available for sale:
Fixed maturities:
Governments	4,126,893	4,094,266	4,094,266
States, territories and possessions	5,615,977	5,674,864	5,674,864
Political subdivisions	1,936,374	1,980,364	1,980,364
Special revenue and assessments	56,692,809	57,146,986	57,146,986
Industrial and miscellaneous	4,190,151	4,115,760	4,115,760

Total available for sale fixed maturities	72,562,204	73,012,240	73,012,240

Equity securities:
Preferred stock:
Banks, trusts and insurance companies	375,003	415,498	415,498

Common stock:
Banks, trusts and insurance companies	6,292,057	6,398,151	6,398,151
Industrial and miscellaneous	930,006	1,229,650	1,229,650

Total available for sale equity securities	7,597,066	8,043,299	8,043,299

Short-term investments	8,964,738	8,964,738	8,964,738
Other invested assets	715,000	851,650	715,000

Total investments	$97,660,637	$95,728,551	$95,556,906

(1)	Original cost of equity securities, adjusted for any write downs, and, as to fixed maturities and short-term investments, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
Assets	2005	2004
Cash	$172,751	$196,950

Unaffiliated investments	807,531	4,456,457

Investments in subsidiaries (at equity)	43,379,394	35,261,696

Federal income tax recoverable	—	3,688,228

Other	2,308,401	2,755,169

	46,668,077	46,358,500

Liabilities and Shareholders’ Equity

Note payable to bank	—	500,000

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Federal income tax payable	2,060	—

Payable to subsidiaries, net	525,271	4,918,119

Other	596,120	629,093

Shareholders’ equity	30,079,626	24,846,288

	$46,668,077	$46,358,500

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
Other income	$288,842	$406,318	$388,406
Interest expense	(1,150,315)	(892,804)	(538,667)
General and administrative expenses	(461,938)	(1,364,788)	(1,165,677)

Loss before tax benefit and equity in earnings of subsidiaries	(1,323,411)	(1,851,274)	(1,315,938)

Federal income tax benefit	269,416	643,568	426,143

Loss before equity in earnings of subsidiaries	(1,053,995)	(1,207,706)	(889,795)

Equity in distributed and undistributed earnings of subsidiaries	7,348,069	(7,292,914)	4,799,612

Net income (loss)	$6,294,074	$(8,500,620)	$3,909,817

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,294,074	$(8,500,620)	$3,909,817
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in distributed and undistributed net earnings of subsidiaries	(7,348,069)	7,292,914	(4,799,612)
Net realized (gains) losses on disposal of furniture and equipment	(658)	(183)	—
Net realized (gains) losses on sale of investments	(139,979)	286,313	(164,674)
Depreciation and amortization	145,045	147,428	143,025
Deferred federal income tax expense (benefit)	254,057	(306,506)	139,762
Change in operating assets and liabilities:
Notes receivable	102,718	58,664	57,109
Loans to affiliates	(71,719)	(71,719)	(71,719)
Accounts receivable/payable from/to subsidiaries	(4,392,848)	5,398,125	(413,090)
Other assets	4,138,556	(3,731,229)	225,393
Other liabilities	(32,974)	(685,312)	283,870

Net cash provided by (used in) operating activities	(1,051,797)	(112,125)	(690,119)

Cash flows from investing activities:
Proceeds from available for sale fixed maturities sold, redeemed or matured	1,393,341	764,257	174,250
Proceeds from available for sale equity securities sold	2,000,673	735,683	677,083
Cost of investments purchased:
Available for sale fixed maturities	—	(964,535)	(958,062)
Available for sale equity securities	(79,051)	(859,367)	(2,512,513)
Other	(49,928)	(171,646)	(1,137,855)

Net cash provided by (used in) investing activities	3,265,035	(495,608)	(3,757,097)

Cash flows from financing activities:
Proceeds from note payable to bank	—	3,500,000	5,900,000
Repayments of note payable to bank	(500,000)	(3,000,000)	(8,000,000)
Proceeds from stock options exercised	—	252,705	—
Acquisition of treasury stock	—	—	(371,706)
Dividends from subsidiaries	2,462,563	—	—
Capital contribution to subsidiary	(4,200,000)	—	—
Proceeds from issuance of trust preferred debt to affiliates	—	—	7,000,000

Net cash provided by (used in) financing activities	(2,237,437)	752,705	4,528,294

Net increase (decrease) in cash	(24,199)	144,972	81,078

Cash (overdraft) at beginning of year	196,950	51,978	(29,100)

Cash at end of year	$172,751	$196,950	$51,978

Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:
Interest	$1,137,074	$539,390	$539,390

Federal income taxes	$(58,842)	$600,000	$600,000

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancinsurance Corporation

Dated: March 1, 2006	By	/s/ Si Sokol

Si Sokol
Chairman of Board of Directors
and Chief Executive Officer
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 1, 2006	/s/ Si Sokol

Si Sokol
Chairman of Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2006	/s/ John S. Sokol

John S. Sokol
President and Director

Dated: March 1, 2006	/s/ Matthew C. Nolan

Matthew C. Nolan
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

Dated: March 1, 2006	/s/ Douglas G. Borror

Douglas G. Borror
Director

Dated: March 1, 2006	/s/ Kenton R. Bowen

Kenton R. Bowen
Director

Dated: March 1, 2006	/s/ Daniel D. Harkins

Daniel D. Harkins
Director

Dated: March 1, 2006	/s/ William S. Sheley

William S. Sheley
Director

Dated: March 1, 2006	/s/ Saul Sokol

Saul Sokol
Director

Dated: March 1, 2006	/s/ Matthew D. Walter

Matthew D. Walter
Director

INDEX OF EXHIBITS
The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K

Exhibit No.	Description

3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4(a)	Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(c)	Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(d)	Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(e)	Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(f)	Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).

4(g)	Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(h)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(i)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(j)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(k)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(l)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

Exhibit No.	Description

4(m)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#	Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10(c)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10(d)#	Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

10(e)#	Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

10(f)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Si Sokol (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(g)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(h)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(i)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).

21 *	Subsidiaries of the Registrant as of December 31, 2005.

23(a)*	Consent of Daszkal Bolton LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.