Form 10-Q
period 2006-03-31
BANCINSURANCE CORP
filed 2006-05-10
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of May 1, 2006 was 4,972,700.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Net premiums earned	$10,885,708	$12,647,136
Net investment income	938,725	634,195
Net realized gains on investments	79,450	374,298
Codification and subscription fees	870,275	837,622
Management fees	284,312	—
Other income	30,086	62,954

Total revenues	13,088,556	14,556,205

Expenses:
Losses and loss adjustment expenses (“LAE”)	5,059,772	5,537,980
Discontinued bond program losses and LAE	(205,484)	3,653,507
Commission expense	2,611,190	2,817,014
Other insurance operating expenses	2,342,078	2,577,313
Codification and subscription expenses	737,391	656,134
General and administrative expenses	143,697	(5,605)
Interest expense	340,030	254,583

Total expenses	11,028,674	15,490,926

Income (loss) before federal income taxes	2,059,882	(934,721)

Federal income tax expense (benefit)	566,499	(473,338)

Net income (loss)	$1,493,383	$(461,383)

Net income (loss) per common share:
Basic	$.30	$(.09)

Diluted	$.30	$(.09)

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $4,826,024 in 2006 and $4,856,624 in 2005)	$4,817,565	$4,821,629
Available for sale:
Fixed maturities, at fair value (amortized cost $74,780,981 in 2006 and $72,562,204 in 2005)	74,790,798	73,012,240
Equity securities, at fair value (cost $7,407,943 in 2006 and $7,597,066 in 2005)	7,946,128	8,043,299
Short-term investments, at cost which approximates fair value	3,842,904	8,964,738
Other invested assets	715,000	715,000

Total investments	92,112,395	95,556,906

Cash	1,513,699	4,528,875
Premiums receivable	4,594,736	5,403,960
Accounts receivable, net	680,034	674,357
Reinsurance recoverables	1,380,536	1,235,043
Prepaid reinsurance premiums	6,806,618	6,011,496
Deferred policy acquisition costs	10,922,937	9,678,821
Costs and estimated earnings in excess of billings on uncompleted codification contracts	228,295	248,035
Loans to affiliates	892,357	892,523
Intangible assets, net	752,384	771,013
Accrued investment income	1,124,926	1,128,104
Net deferred tax asset	109,284	485,461
Other assets	2,525,348	1,721,241

Total assets	$123,643,549	$128,335,835

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
	2006	2005
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	$5,742,266	$7,678,094
Discontinued bond program reserve for unpaid losses and LAE	15,720,645	19,626,129
Unearned premiums	38,609,957	35,579,349
Ceded reinsurance premiums payable	1,465,170	3,605,394
Experience rating adjustments payable	3,032,489	2,302,850
Retrospective premium adjustments payable	917,893	2,201,706
Funds held under reinsurance treaties	641,404	735,341
Contract funds on deposit	3,654,972	3,201,124
Taxes, licenses and fees payable	352,062	386,936
Current federal income tax payable	326,989	570,078
Deferred ceded commissions	1,392,899	1,337,098
Commissions payable	2,649,328	2,710,582
Billings in excess of estimated earnings on uncompleted codification contracts	91,606	75,108
Notes payable	27,599	27,119
Other liabilities	2,172,312	2,754,301
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	92,262,591	98,256,209

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at March 31, 2006 and December 31, 2005, 4,972,700 shares outstanding at March 31, 2006 and December 31, 2005	1,794,141	1,794,141
Additional paid-in capital	1,376,714	1,336,073
Accumulated other comprehensive income	356,011	588,703
Retained earnings	33,626,169	32,132,786

	37,153,035	35,851,703

Less: Treasury shares, at cost (1,197,641 common shares at March 31, 2006 and December 31, 2005)	(5,772,077)	(5,772,077)

Total shareholders’ equity	31,380,958	30,079,626

Total liabilities and shareholders’ equity	$123,643,549	$128,335,835

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,493,383	$(461,383)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized gains on investments	(79,450)	(374,298)
Depreciation and amortization	145,767	152,332
Deferred federal income tax expense (benefit)	494,588	(473,338)
Change in assets and liabilities:
Premiums receivable	809,224	(1,252,646)
Accounts receivable, net	(5,677)	123,401
Reinsurance recoverables	(145,493)	805,573
Prepaid reinsurance premiums	(795,122)	(89,453)
Deferred policy acquisition costs	(1,244,116)	(1,698,903)
Other assets, net	(728,331)	(85,088)
Reserve for unpaid losses and LAE	(5,841,312)	1,039,558
Unearned premiums	3,030,608	3,469,650
Ceded reinsurance premiums payable	(2,140,224)	289,881
Experience rating adjustments payable	729,639	(1,132,746)
Retrospective premium adjustments payable	(1,283,813)	(5,225,035)
Funds held under reinsurance treaties	(93,937)	(95,942)
Contract funds on deposit	453,848	74,944
Deferred ceded commissions	55,801	(19,642)
Other liabilities, net	(869,259)	507,148

Net cash used in operating activities	(6,013,876)	(4,445,987)

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	—	5,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	3,990,144	15,719,094
Proceeds from available for sale equity securities sold	6,390,823	6,088,556
Cost of investments purchased:
Available for sale fixed maturities	(6,284,281)	(8,772,939)
Equity securities	(6,134,894)	(7,326,538)
Net change in short-term investments	5,121,834	(2,062,212)
Purchase of land, property and leasehold improvements	(84,926)	(31,680)

Net cash provided by investing activities	2,998,700	3,619,281

Cash flows from financing activities:
Repayments of note payable to bank	—	(500,000)

Net cash used in financing activities	—	(500,000)

Net decrease in cash	(3,015,176)	(1,326,706)
Cash at beginning of period	4,528,875	3,791,267

Cash at end of period	$1,513,699	$2,464,561

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$336,889	$253,995

Federal income taxes	$315,000	$—

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

We prepared the condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2006 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results of operations for the full 2006 fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

2.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (8.84% and 6.94% at March 31, 2006 and 2005, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.03% and 7.14% at March 31, 2006 and 2005, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended March 31, 2006 and 2005 was $331,494 and $252,109, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. The Company was in compliance with all provisions of our debt covenants at March 31, 2006.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
FIN 46, BIC Trust I and II are not consolidated in the accompanying financial statements. If BIC Trust I and II were consolidated in the accompanying financial statements, there would be no impact to net income.

3.	Stock Option Accounting

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees and directors, including grants of stock options, to be recognized in the condensed consolidated statement of operations based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The results for prior periods have not been restated. The Company’s policy is to estimate the fair values of stock options granted using the Black-Scholes option pricing model and record the compensation expense on a straight-line basis over the vesting period.

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ service period. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified equity-based compensation in the amount of $40,640 ($26,823 net of tax) within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees.

There were no options granted during the first quarter of 2006.

Fair Value Disclosures — Prior to Adopting SFAS No 123(R)

Prior to the first quarter of 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no compensation expense was recognized in net income, as all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Net loss, as reported	$(461,383)
Deduct: Total stock-based employee compensation expense determined under “fair value” based method for all awards, net of related tax effects	(29,314)

Pro forma net loss	$(490,697)

Net loss per common share:

Basic, as reported	$(0.09)
Basic, pro forma	$(0.10)
Diluted, as reported	$(0.09)
Diluted, pro forma	$(0.10)
4.	Other Comprehensive Income

The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2006
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2006	$(273,113)	$(92,858)	$(180,255)
Less: reclassification adjustments for gains realized in net income	79,450	27,013	52,437

Net unrealized holding losses	(352,563)	(119,871)	(232,692)

Other comprehensive loss	$(352,563)	$(119,871)	$(232,692)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended March 31, 2005
	Before-tax	Income	Net-of-tax
	amount	tax effect	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2005	$(346,940)	$(117,960)	$(228,980)
Less: reclassification adjustments for gains realized in net income	374,298	127,261	247,037

Net unrealized holding losses	(721,238)	(245,221)	(476,017)

Other comprehensive loss	$(721,238)	$(245,221)	$(476,017)

5.	Reinsurance

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

Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.

Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with certain insurance carriers whereby the Company assumed and ceded 50% of the applicable waste surety bond business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%.

Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a guaranteed auto protection insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.

A reconciliation of direct to net premiums, on both a written and earned basis, for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,		March 31,
	2006		2005
	Premiums		Premiums
	Written	Earned	Written	Earned
Direct	$13,593,153	$11,244,870	$9,765,332	$12,619,773
Assumed	1,012,679	884,526	1,062,189	1,095,920
Ceded	(2,038,810)	(1,243,688)	(1,158,010)	(1,068,557)

Total	$12,567,022	$10,885,708	$9,669,511	$12,647,136

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the first quarter

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
2006 and 2005 were $919,917 and 107,198, respectively. During the first quarter 2006 and 2005, ceded reinsurance decreased commission expense incurred by $378,080 and $204,590, respectively.

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

Arbitrations. During 2004 and 2005, the Company entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. As discussed below, during the first quarter of 2006, the Company and one of the insurance carriers settled their disputes. The following is a description of the three pending arbitration proceedings as of March 31, 2006:

Sirius Arbitration. On September 21, 2004, Sirius America Insurance Company (“Sirius”), one of the insurance carriers, instituted arbitration against the Company. At the time, Sirius was also in arbitration with Lloyds Syndicate 1245 and subsequently demanded arbitration with The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire (“Contributionship”). The Company and Contributionship advised Sirius that their two arbitrations should be consolidated. Sirius agreed to such consolidation. On June 1, 2005, Contributionship was dismissed from the arbitration based on resolution by settlement between Sirius and Contributionship. Through this arbitration, the Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius is seeking to recover certain of its losses from the Company under the reinsurance agreement. This arbitration is proceeding and a hearing is currently scheduled to begin in August 2006.

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

Highlands Arbitration. Highlands Insurance Company (“Highlands”), one of the insurance carriers, was placed in receivership during 2003. On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including Contributionship, American Healthcare Insurance Company (“AHIC”), and various Lloyds Syndicates. In November 2005, the Company responded to this demand seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.

2006 Developments. During 2004, the Company instituted arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreements, monetary

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
damages for the claims that were paid by the Company under the agreements and other appropriate relief. Aegis was seeking to recover certain of its losses from the Company under the reinsurance agreements. On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bail and immigration bonds issued by Aegis. As a result of this settlement agreement, the Company recorded reserve redundancies of $0.2 million during the first quarter of 2006. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” management recorded this change in reserves during the first quarter of 2006 as a change in estimate.

The Company recorded discontinued bond program losses and LAE of $(0.2) million and $3.7 million during the first quarter of 2006 and 2005, respectively. The benefit of $(0.2) million recorded in the first quarter of 2006 was primarily the result of the settlement agreement entered into with Aegis on January 18, 2006 as described above. The $3.7 million of losses and LAE recorded in the first quarter of 2005 consisted of an increase in reserves primarily due to a global settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis for its immigration bond obligations.

The Company records its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. Based on information received by the Company, management believes that certain insurance carriers would settle with the Company for less than their respective estimates of ultimate incurred losses as set forth in their loss reports. As a result, management has adjusted its loss and LAE reserves for the discontinued bond program based on the estimated settlement values. This resulted in a reduction of $2.8 million to our loss and LAE reserves at March 31, 2006 when compared to the applicable insurance carriers’ respective estimates of ultimate incurred losses at that date.

Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at March 31, 2006 and December 31, 2005 (dollars in millions):

	March 31,	December 31,
	2006	2005
Bail Bonds:
Case reserves	$9.8	$12.1
Incurred but not reported (“IBNR”) reserves	4.7	5.4

Total bail bond reserves	14.5	17.5

Immigration Bonds:
Case reserves	—	0.7
IBNR reserves	1.2	1.4

Total immigration bond reserves	1.2	2.1

Total loss and LAE reserves	$15.7	$19.6

The decrease in loss and LAE reserves from $19.6 million at December 31, 2005 to $15.7 million at March 31, 2006 was primarily due to the settlement with Aegis on January 18, 2006.

At March 31, 2006, the Company believed Highlands was in negotiations with DHS for global settlement of its immigration bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s immigration bond loss and LAE reserves at March 31, 2006 take into consideration estimated global settlement values between DHS and Highlands.

We believe there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers; however, because of the subjective nature inherent in assessing the final outcome of the arbitrations, management can not estimate the probability of an adverse or favorable outcome as of March 31, 2006. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of March 31, 2006. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at March 31, 2006 taking into account the estimated settlement values with certain insurance carriers (as described above) but not taking into account the final outcome of the arbitrations. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

6.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$1,493,383	$(461,383)

Income (loss) available to common shareholders, assuming dilution	1,493,383	(461,383)

Weighted average common shares outstanding	4,972,700	4,972,700
Adjustments for dilutive securities:
Dilutive effect of outstanding options	62,529	—

Diluted common shares	$5,035,229	$4,972,700

Net income (loss) per common share:
Basic	$.30	$(.09)
Diluted	$.30	$(.09)
7.	Segment Information

We have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. The following table provides financial information regarding our reportable business segments. There are intersegment management, commission fees and other expenses. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material.

	Three Months Ended
	March 31, 2006
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$11,118,616	$870,275	$—	$11,988,891
Intersegment revenues	—	—	339,750	339,750
Interest revenue	983,773	—	476	984,249
Interest expense	8,051	485	—	8,536
Depreciation and amortization	92,069	25,460	—	117,529
Segment profit	1,976,320	132,400	339,631	2,448,351
Federal income tax expense	463,016	47,444	115,475	625,935
Segment assets	118,794,885	1,949,419	278,654	121,022,958

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

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
The following table provides a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2006	2005
Revenues

Total revenues for reportable segments	$13,312,890	$14,782,825
Parent company gain	115,416	86,615
Elimination of intersegment revenues	(339,750)	(313,235)

Total consolidated revenues	$13,088,556	$14,556,205

Profit

Total profit (loss) for reportable segments	$2,448,351	$(883,903)
Parent company loss, net of intersegment eliminations	(388,469)	(50,818)

Total consolidated income (loss) before income taxes	$2,059,882	$(934,721)

Assets

Total assets for reportable segments	$121,022,958	$113,820,174
Parent company assets	3,089,178	7,223,730
Elimination of intersegment net receivables	(468,587)	(6,513,015)

Total consolidated assets	$123,643,549	$114,530,889

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related arbitrations, the ongoing SEC private investigation and the concentrations of ownership of the Company’s common shares by members of the Sokol family, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and other risk factors identified in our filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
OVERVIEW
Bancinsurance is a specialty property insurance holding company incorporated in the State of Ohio in 1970. The Company has three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. These segments are described in more detail below.
Products and Services
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property/casualty insurance company. Our principal sources of revenue are premiums for insurance policies and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of The Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct lines of business: (1) products designed for automobile lenders/dealers; (2) unemployment compensation products; and (3) other specialty products.
Our automobile lender/dealer line offers three types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrowers’ insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold to auto dealers, lenders and lessors and provides coverage on either an individual or portfolio basis.
Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
Other specialty products consist primarily of our waste surety bond program (“WSB”). In the second quarter of 2004, the Company

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
In addition to the above product lines, from 2001 until the end of the second quarter of 2004, the Company participated in the discontinued bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Overview-Discontinued Bond Program” below and Note 5 to the Condensed Consolidated Financial Statements.
The Company sells its insurance products through multiple distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.
Municipal Code Publishing. Our wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), codifies, publishes, supplements and distributes ordinances for over 1,900 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which include electronic publishing, document imaging and internet hosting services.
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
Arbitrations. During 2004 and 2005, the Company entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. As discussed below, during the first quarter of 2006, the Company and one of the insurance carriers settled their disputes. The following is a description of the three pending arbitration proceedings as of March 31, 2006:
Sirius Arbitration. On September 21, 2004, Sirius America Insurance Company (“Sirius”), one of the insurance carriers, instituted arbitration against the Company. At the time, Sirius was also in arbitration with Lloyds Syndicate 1245 and subsequently demanded arbitration with The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire (“Contributionship”). The Company and Contributionship advised Sirius that their two arbitrations should be consolidated. Sirius agreed to such consolidation. On June 1,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
2005, Contributionship was dismissed from the arbitration based on resolution by settlement between Sirius and Contributionship. Through this arbitration, the Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius is seeking to recover certain of its losses from the Company under the reinsurance agreement. This arbitration is proceeding and a hearing is currently scheduled to begin in August 2006.
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
Highlands Arbitration. Highlands Insurance Company (“Highlands”), one of the insurance carriers, was placed in receivership during 2003. On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including Contributionship, American Healthcare Insurance Company (“AHIC”), and various Lloyds Syndicates. In November 2005, the Company responded to this demand seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.
2006 Developments. During 2004, the Company instituted arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreements, monetary damages for the claims that were paid by the Company under the agreements and other appropriate relief. Aegis was seeking to recover certain of its losses from the Company under the reinsurance agreements. On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bail and immigration bonds issued by Aegis. As a result of this settlement agreement, the Company recorded reserve redundancies of $0.2 million during the first quarter of 2006. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” management recorded this change in reserves during the first quarter of 2006 as a change in estimate.
The Company recorded discontinued bond program losses and LAE of $(0.2) million and $3.7 million during the first quarter of 2006 and 2005, respectively. The benefit of $(0.2) million recorded in the first quarter of 2006 was primarily the result of the settlement agreement entered into with Aegis on January 18, 2006 as described above. The $3.7 million of losses and LAE recorded in the first quarter of 2005 consisted of an increase in reserves primarily due to a global settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis for its immigration bond obligations.
The Company records its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. Based on information received by the Company, management believes that certain insurance carriers would settle with the Company for less than their respective estimates of ultimate incurred losses as set forth in their loss reports. As a result, management has adjusted its loss and LAE reserves for the discontinued bond program based on the estimated settlement values. This resulted in a reduction of $2.8 million to our loss and LAE reserves at March 31, 2006 when compared to the applicable insurance carriers’ respective estimates of ultimate incurred losses at that date.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at March 31, 2006 and December 31, 2005 (dollars in millions):

	March 31,	December 31,
	2006	2005
Bail Bonds:
Case reserves	$9.8	$12.1
Incurred but not reported (“IBNR”) reserves	4.7	5.4

Total bail bond reserves	14.5	17.5

Immigration Bonds:
Case reserves	—	0.7
IBNR reserves	1.2	1.4

Total immigration bond reserves	1.2	2.1

Total loss and LAE reserves	$15.7	$19.6

The decrease in loss and LAE reserves from $19.6 million at December 31, 2005 to $15.7 million at March 31, 2006 was primarily due to the settlement with Aegis on January 18, 2006.
At March 31, 2006, the Company believed Highlands was in negotiations with DHS for global settlement of its immigration bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s immigration bond loss and LAE reserves at March 31, 2006 take into consideration estimated global settlement values between DHS and Highlands.
We believe there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers; however, because of the subjective nature inherent in assessing the final outcome of the arbitrations, management can not estimate the probability of an adverse or favorable outcome as of March 31, 2006. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of March 31, 2006. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at March 31, 2006 taking into account the estimated settlement values with certain insurance carriers (as described above) but not taking into account the final outcome of the arbitrations. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
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
Ongoing SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (“SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry initiated in February 2005 was converted to a formal order of private investigation. The SEC stated in its notification letter that this confidential inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security. The investigation is ongoing and the Company continues to cooperate fully with the SEC.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three Months Ended March 31,
	2005-2006
	Amount	% Change

Net premiums earned	$(1,761,428)	(13.9)%
Net investment income	304,530	48.0%
Net realized gains on investments	(294,848)	(78.8)%
Management fees	284,312	100.0%
Total revenues	(1,467,649)	(10.1)%
Losses and LAE	(4,337,199)	(47.2)%
Commissions, other insurance expenses and general and administrative expenses	(291,757)	(5.4)%
Income before federal income taxes	2,994,603	320.4%
Net income	1,954,766	423.7%
Net income (loss) for the first quarter 2006 was $1,493,383, or $0.30 per diluted share, compared to $(461,383), or $(0.09) per diluted share, for the first quarter 2005. The most significant factor contributing to the year-over-year comparison was a decrease in losses and LAE of approximately $3.9 million for the discontinued bond program. See “Overview–Discontinued Bond Program” above and Note 5 to the Condensed Consolidated Financial Statements for additional information concerning the discontinued bond program.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for property/casualty insurance companies. The Company’s specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses less management fees to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses less management fees to premiums earned. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and a GAAP basis for the three months ended March 31:

	Three Months Ended
	2006	2005
GAAP:
Loss ratio	45.6%	73.5%
Expense ratio	44.7%	44.8%

Combined ratio	90.3%	118.3%

Statutory:
Loss ratio	45.6%	73.5%
Expense ratio	49.2%	76.5%

Combined ratio	94.8%	150.0%

RESULTS OF OPERATIONS
March 31, 2006 Compared to March 31, 2005
Net Premiums Earned. Net premiums earned decreased 13.9%, or $1,761,428, to $10,885,708 for the first quarter 2006 from $12,647,136 a year ago. Decreases in premiums earned for our ULI and CPI product lines were partially offset by increases in net premiums earned for our GAP and UC product lines. The WSB product line remained relatively flat.
ULI net premiums earned decreased 31.5%, or $2,354,386, to $5,129,227 for the first quarter 2006 from $7,483,613 a year ago. The

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
decline was due to lower lending volumes for certain of our financial institution customers, a general agent transferring a portion of its premiums in the second half of 2005 to more evenly distribute its business with existing insurance carriers, and an increase in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. An increase in experience rating adjustments results in a decrease to net premiums earned whereas a decrease in experience rating adjustments results in a positive impact to net premiums earned. Experience rating adjustments increased for the first quarter 2006 when compared to the same period last year primarily due to a decrease in premium volume for the ULI product line. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth. These decreases in ULI net premiums earned were partially offset by an increase in lending volume by several of our other financial institution customers.
Net premiums earned for CPI decreased 24.8%, or $142,803, to $433,511 for the first quarter 2006 from $576,314 a year ago primarily due to a decrease in new business.
Net premiums earned for GAP grew 33.3%, or $685,841, to $2,744,905 for the first quarter 2006 from $2,059,064 a year ago. This growth was due to purchases of GAP coverage by new customers, as well as rate and volume increases with existing customers.
Net premiums earned for UC products increased 3.4%, or $43,715, to $1,345,505 for the first quarter 2006 from $1,301,790 a year ago due to an increase in premium for our excess of loss product line.
Net premiums earned for WSB remained relatively flat at $1,156,555 for the first quarter 2006 compared to $1,173,376 a year ago.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 48.0%, or $304,530, to $938,725 for the first quarter 2006 from $634,195 a year ago. This improvement was due to growth in fixed income investments combined with a higher after-tax yield as a result of rising interest rates.
Net realized gains on investments decreased 78.8%, or $294,848, to $79,450 for the first quarter 2006 from $374,298 a year ago due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. Impairment charges included in net realized gains on investments during the first quarter 2006 were $7,310. There were no impairment charges included in net realized gains on investments during the first quarter 2005. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees increased 3.9%, or $32,653, to $870,275 for the first quarter 2006 from $837,622 a year ago due primarily to an increase in services to existing customers.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with a cost containment service firm designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees increased to $284,312 for the first quarter 2006 from zero a year ago as a result of favorable unemployment experience and pricing actions during 2005. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE decreased 47.2%, or $4,337,199, to $4,854,288 for the first quarter 2006 from $9,191,487 a year ago. This decline was mostly due to a decrease in losses and LAE of $3,858,991 for the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 5 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE declined 8.6%, or $478,208, to $5,059,772 for the first quarter 2006 from $5,537,980 a year ago primarily due to a decrease in losses and LAE for our ULI and CPI product lines which were partially offset by an increase in losses and LAE for our GAP and UC business. Losses and LAE for our WSB product line remained relatively flat.
ULI losses and LAE decreased 20.5%, or $835,916, to $3,237,796 for the first quarter 2006 from $4,073,709 a year ago due primarily

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
to the decrease in premium volume.
CPI losses and LAE decreased 38.4%, or $81,126, to $129,941 for the first quarter 2006 from $211,067 a year ago due primarily to the decline in business.
GAP losses and LAE increased 31.3%, or $369,421, to $1,550,500 for the first quarter 2006 from $1,181,079 a year ago, consistent with the growth in the business.
Losses and LAE for our UC products increased 200.6% to $48,307 for the first quarter 2006 compared to the same period last year due primarily to favorable loss experience in the first quarter 2005.
WSB losses and LAE remained relatively flat at $115,027 for the first quarter 2006 compared to $117,338 a year ago which is consistent with net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense decreased 7.3%, or $205,824, to $2,611,190 for the first quarter 2006 from $2,817,014 a year ago primarily due to the decline in premiums for our ULI and CPI business. Other insurance operating expenses and general and administrative expenses combined decreased 3.3%, or $85,933, to $2,485,775 for the first quarter 2006 from $2,571,708 a year ago primarily due to a decline in audit and legal expenses related to the withdrawal of our former independent registered public accounting firm in the first quarter 2005. This decrease was partially offset by an increase in premium taxes, legal expenses associated with the discontinued bond program arbitrations and an increase in incentive compensation expense compared to the prior year.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 12.4%, or $81,257, to $737,391 for the first quarter 2006 from $656,134 a year ago. The increase was primarily due to an increase in salaries and audit fees.
Interest Expense. Interest expense increased 33.6%, or $85,447, to $340,030 for the first quarter 2006 from $254,583 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. Federal income tax expense was $566,499 for the first quarter 2006 compared to federal income tax (benefit) of $(473,338) for the same period last year. The benefit in the first quarter 2005 was primarily caused by a decline in pre-tax income due to the discontinued bond program losses and an increase in tax-exempt investment income.
GAAP Combined Ratio. For the first quarter 2006, the combined ratio improved to 90.3% from 118.3% for the first quarter 2005. The loss ratio improved to 45.6% for the first quarter 2006 from 73.5% a year ago principally due to the decrease in losses and LAE for the discontinued bond program. Excluding the discontinued bond program, the Company’s loss ratio was 47.5% for the first quarter 2006 compared to 44.6% for the same period last year. The increase in the loss ratio (excluding the discontinued bond program) was attributable to prior year favorable loss development for our ULI product line. The expense ratio remained relatively flat at 44.7% for the first quarter 2006 compared to 44.8% for the first quarter 2005.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
increase. The Company has taken pricing actions to help mitigate the effect of these trends.
Automobile sale volumes are projected to be lower in 2006 which could result in fewer automobile financings among our lender/dealer customers. As a result, premium volume could decline if our lender/dealer customers are impacted by such trend. In addition, during the third quarter of 2005, one of our managing general agents moved a portion of its ULI and GAP premium in an effort to more evenly distribute its business with existing insurance carriers. As a result, the Company expects a decline in premiums earned and losses and commissions incurred of approximately $3.0 million and $2.5 million, respectively, for this managing general agent for fiscal year 2006 when compared to fiscal year 2005.
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
Expenses and Investments
The Company experienced a higher level of expenses during 2005 partly due to legal fees related to the Audit Committee’s independent investigation of E&Y’s withdrawal of its audit reports as well as audit fees related to the re-audits of the Company’s 2002 through 2004 financial statements. We believe these represent one-time expenses. As a result, the Company would anticipate a decline in expenses in 2006; however, it should be noted that the Company anticipates it will continue to incur legal costs for the discontinued bond program arbitrations and the SEC private investigation.
If interest rates continue to rise during 2006, it would increase the level of interest expense on the Company’s trust preferred debt and any borrowings under its revolving line of credit. In addition, a rise in interest rates could decrease the fair value of the Company’s fixed income investment portfolio.
Over the past several years, the Company has benefited from net realized gains from sales of investments which are mostly attributable to sales of equity securities. As the Company has reduced its net unrealized gain position in its equity portfolio, we do not anticipate the same level of net realized gains on investments that have been experienced in the past few years.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of March 31, 2006 and December 31, 2005, the Company’s capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	March 31,	December 31,
	2006	2005
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	31,380,958	30,079,626

Total capitalization	$46,845,958	$45,544,626

Ratio of total debt obligations to total capitalization	33.0%	34.0%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (8.84% and 6.94% at March 31, 2006 and 2005, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.03% and 7.14% at March 31, 2006 and 2005, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of March 31, 2006, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2007 with no outstanding balance at March 31, 2006 and December 31, 2005. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. Under the terms of the revolving credit agreement, our consolidated shareholders’ equity must not fall below $20,000,000 and Ohio Indemnity’s ratio of net premiums written to policyholders surplus cannot exceed three to one. At March 31, 2006, the Company was in compliance with all such covenants.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through cash receipts from operations, which consist primarily of insurance premiums collected, reinsurance recoveries and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from our underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At March 31, 2006, total cash and short-term investments were approximately $5.4 million and gross loss and LAE reserves, excluding the discontinued bond program, were approximately $5.7 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 5 to the Condensed Consolidated Financial Statements, the Company recorded $15.7 million in loss and LAE reserves for the discontinued bond program at March 31, 2006. As of March 31, 2006, the Company was disputing these losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related arbitrations as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by such asset/liability management described above. With this

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Cash flows used in operating activities totaled $(6,013,876) and $(4,445,987) for the first quarter 2006 and 2005, respectively. The increase in cash used was primarily the result of an increase in paid losses, ceded reinsurance payments and federal income tax payments, which were partially offset by an increase in net premiums collected and a decrease in contingent commissions paid when compared to a year ago. The increase in paid losses was primarily due to the payment in the first quarter 2006 associated with the Aegis settlement (see “Overview-Discontinued Bond Program” for additional information concerning this settlement).
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of The Ohio Department of Insurance (the “Department”). During 2006, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,478,274.
Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital is in excess of all required action levels as of March 31, 2006.
Given the Company’s historic cash flows and current financial condition, management believes that the cash flows from operating and investing activities over the next year will provide sufficient liquidity for the operations of the Company.
DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2006, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2005. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
CRITICAL ACCOUNTING POLICIES
The preparation of the condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues, liabilities and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate these estimates, assumptions and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates, assumptions and judgments under different assumptions or conditions. Set forth below are the critical accounting policies that we believe require significant estimates, assumptions and judgments and are critical to an understanding of our condensed consolidated financial statements.
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
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $7,310 in impairment charges included in net realized gains on investments during the first quarter 2006 compared to zero in the first quarter 2005. Additional impairments within the portfolio during 2006 are possible if current economic and financial conditions worsen.
The following table summarizes, for all securities in an unrealized loss position at March 31, 2006, the estimated fair value, gross unrealized losses (pre-tax) and number of securities by length of time those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	unrealized	Number of
	fair value	loss	securities

Fixed maturities:
0-6 months	$21,611,263	$239,154	97
7-12 months	12,127,480	127,058	43
Greater than 12 months	5,733,309	97,312	20

Total fixed maturities	39,472,052	463,524	160

Equities:
0-6 months	230,876	6,024	2
7-12 months	1,049,708	58,391	4
Greater than 12 months	3,956,019	406,838	9

Total equities	5,236,603	471,253	15

Total	$44,708,655	$934,777	175

Out of the 160 fixed maturity securities listed above, 159 securities had a fair value to cost ratio equal to or greater than 96% and 1 security had a fair value to cost ratio of 94% as of March 31, 2006. Out of the 15 equity securities listed above, 11 securities had a fair value to cost ratio equal to or greater than 90%, 3 securities had a fair value to cost ratio between 87% and 89% and 1 security had a fair value to cost ratio of 79% as of March 31, 2006.
Loss and Loss Adjustment Expense Reserves
The Company utilizes its internal staff, reports from ceding insurers under assumed reinsurance and an independent consulting actuary in establishing its loss and LAE reserves. The Company’s independent consulting actuary reviews the Company’s reserve for losses and LAE on a quarterly basis. The Company considers this review in establishing the amount of its reserves for losses and LAE.
Our projection of ultimate loss and LAE reserves are estimates of future events, the outcomes of which are unknown to us at the time

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
As disclosed in “Overview-Discontinued Bond Program” above and in Note 5 to the Condensed Consolidated Financial Statements, the Company is disputing the discontinued bond program losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC and other specialty product lines. As of March 31, 2006, our indicated gross loss and LAE reserve range for lender/dealer products was $3.6 million to $4.6 million and our recorded loss and LAE reserves were $4.4 million.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item 1 is included in Note 5 to the Condensed Consolidated Financial Statements and in Part I Item 2 under “Overview-Ongoing SEC Investigation.”
Item 1A. Risk Factors
During the first quarter ended March 31, 2006, there were no material changes from the risk factors previously disclosed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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

BANCINSURANCE CORPORATION
(Registrant)

Date: May 10, 2006	By:	/s/ Si Sokol

Si Sokol
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Matthew C. Nolan

Matthew C. Nolan
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)