Form 10-Q
period 2006-06-30
BANCINSURANCE CORP
filed 2006-08-14
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-8738
BANCINSURANCE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-0790882 (I.R.S. Employer Identification No.)

250 East Broad Street, Columbus, Ohio (Address of principal executive offices)	43215 (Zip Code)
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
YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of August 1, 2006 was 4,972,700.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned	$12,945,419	$13,079,318	$23,831,127	$25,726,454
Net investment income	944,007	812,747	1,882,732	1,446,942
Net realized gains on investments	2,329	883,151	81,779	1,257,449
Codification and subscription fees	899,641	888,426	1,769,916	1,726,048
Management fees	257,899	280,286	542,211	280,286
Other income (loss)	(19,044)	9,784	11,042	72,738

Total revenues	15,030,251	15,953,712	28,118,807	30,509,917

Expenses:
Losses and loss adjustment expenses (“LAE”)	5,824,190	4,819,877	10,883,962	10,357,857
Discontinued bond program losses and LAE	493,460	6,669	287,976	3,660,176
Commission expense	3,111,174	3,928,577	5,722,364	6,745,591
Other insurance operating expenses	2,376,855	2,898,441	4,718,933	5,475,754
Codification and subscription expenses	738,270	773,255	1,475,661	1,429,389
General and administrative expenses	273,162	278,676	416,859	273,071
Interest expense	361,505	281,313	701,535	535,896

Total expenses	13,178,616	12,986,808	24,207,290	28,477,734

Income before federal income taxes	1,851,635	2,966,904	3,911,517	2,032,183

Federal income tax expense	411,029	826,812	977,528	353,474

Net income	$1,440,606	$2,140,092	$2,933,989	$1,678,709

Net income per common share:
Basic	$.29	$.43	$.59	$.34

Diluted	$.28	$.43	$.58	$.33

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $4,271,196 in 2006 and $4,856,624 in 2005)	$4,289,346	$4,821,629
Available for sale:
Fixed maturities, at fair value (amortized cost $70,430,416 in 2006 and $72,562,204 in 2005)	70,024,626	73,012,240
Equity securities, at fair value (cost $7,409,081 in 2006 and $7,597,066 in 2005)	7,943,201	8,043,299
Short-term investments, at cost which approximates fair value	9,766,001	8,964,738
Other invested assets	715,000	715,000

Total investments	92,738,174	95,556,906

Cash	2,752,710	4,528,875
Premiums receivable	4,321,894	5,403,960
Accounts receivable, net	614,572	674,357
Reinsurance recoverables	1,415,223	1,235,043
Prepaid reinsurance premiums	7,576,615	6,011,496
Deferred policy acquisition costs	10,200,776	9,678,821
Costs and estimated earnings in excess of billings on uncompleted codification contracts	239,323	248,035
Loans to affiliates	963,814	892,523
Intangible assets, net	733,754	771,013
Accrued investment income	1,070,395	1,128,104
Net deferred tax asset	—	485,461
Other assets	1,471,289	1,721,241

Total assets	$124,098,539	$128,335,835

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	June 30,	December 31,
	2006	2005
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$5,910,919	$7,678,094
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	16,214,106	19,626,129
Unearned premiums	37,722,420	35,579,349
Ceded reinsurance premiums payable	1,305,490	3,605,394
Experience rating adjustments payable	3,509,967	2,302,850
Retrospective premium adjustments payable	1,975,486	2,201,706
Funds held under reinsurance treaties	540,729	735,341
Contract funds on deposit	3,012,959	3,201,124
Taxes, licenses and fees payable	208,843	386,936
Current federal income tax payable	294,644	570,078
Net deferred tax liability	149,401	—
Deferred ceded commissions	1,405,783	1,337,098
Commissions payable	1,635,620	2,710,582
Billings in excess of estimated earnings on uncompleted codification contracts	113,110	75,108
Notes payable	28,080	27,119
Other liabilities	2,021,815	2,754,301
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	91,514,372	98,256,209

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at June 30, 2006 and December 31, 2005, 4,972,700 shares outstanding at June 30, 2006 and December 31, 2005	1,794,141	1,794,141
Additional paid-in capital	1,413,465	1,336,073
Accumulated other comprehensive income	81,863	588,703
Retained earnings	35,066,775	32,132,786

	38,356,244	35,851,703

Less: Treasury shares, at cost (1,197,641 common shares at June 30, 2006 and December 31, 2005)	(5,772,077)	(5,772,077)

Total shareholders’ equity	32,584,167	30,079,626

Total liabilities and shareholders’ equity	$124,098,539	$128,335,835

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,933,989	$1,678,709
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized gains on investments	(81,779)	(1,257,449)
Net realized gains on disposal of property and equipment	—	(350)
Depreciation and amortization	294,526	303,303
Equity-based compensation expense	77,392	—
Deferred federal income tax expense	895,962	353,474
Change in assets and liabilities:
Premiums receivable	1,082,066	1,450,450
Accounts receivable, net	59,785	194,661
Reinsurance recoverables	(180,180)	349,131
Prepaid reinsurance premiums	(1,565,119)	(1,200,400)
Deferred policy acquisition costs	(521,955)	(1,923,588)
Other assets, net	317,709	(14,213)
Reserve for unpaid losses and loss adjustment expenses	(5,179,198)	(241,207)
Unearned premiums	2,143,071	5,049,576
Ceded reinsurance premiums payable	(2,299,904)	1,447,422
Experience rating adjustments payable	1,207,117	(785,018)
Retrospective premium adjustments payable	(226,220)	(4,118,600)
Funds held under reinsurance treaties	(194,612)	(257,208)
Contract funds on deposit	(188,165)	303,957
Deferred ceded commissions	68,685	49,763
Commissions payable	(1,074,962)	(1,187,111)
Other liabilities, net	(1,147,050)	639,120

Net cash (used in) provided by operating activities	(3,578,842)	834,422

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	728,000	20,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	9,725,122	18,820,277
Proceeds from available for sale equity securities sold	11,473,654	14,269,886
Cost of investments purchased:
Held to maturity fixed maturities	(199,781)	—
Available for sale fixed maturities	(7,759,788)	(17,352,792)
Equity securities	(11,218,864)	(12,296,801)
Net change in short-term investments	(801,263)	(3,240,913)
Purchase of land, property and leasehold improvements	(144,403)	(45,507)

Net cash provided by investing activities	1,802,677	174,150

Cash flows from financing activities:
Repayments of note payable to bank	—	(500,000)

Net cash used in financing activities	—	(500,000)

Net (decrease) increase in cash	(1,776,165)	508,572
Cash at beginning of period	4,528,875	3,791,267

Cash at end of period	$2,752,710	$4,299,839

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$697,176	$530,579

Federal income taxes	$357,000	$—

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
We prepared the condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2006 and for all periods presented have been made.
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results of operations for the full 2006 fiscal year.
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
New Accounting Standard — Accounting for Uncertainty in Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
2.	Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.27% and 7.35% at June 30, 2006 and 2005, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.55% and 7.54% at June 30, 2006 and 2005, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended June 30, 2006 and 2005 was $351,796 and $280,833, respectively, and $683,290 and $532,942 for the six months ended June 30, 2006 and 2005,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
respectively. The terms of the junior subordinated debentures contain various restrictive covenants. As of June 30, 2006, the Company was in compliance with all such covenants.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with FIN 46, BIC Trust I and II are not consolidated in the accompanying financial statements. If BIC Trust I and II were consolidated in the accompanying financial statements, the Company believes there would be no impact to net income.
3.	Stock Option Accounting
The Company maintains two stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors, employees, consultants and advisors. During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees and directors, including grants of stock options, to be recognized in net income based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The results for prior periods have not been restated.
The Company has stock options outstanding and exercisable at June 30, 2006 under two equity compensation plans, each of which has been approved by our shareholders.
The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 276,500 common shares were outstanding at June 30, 2006 and expire at various dates from 2007 to 2013 and range in option price per share from $3.88 to $6.25. Of the options for 276,500 common shares outstanding, 32,000 have been granted to our non-employee directors and 244,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.
The 2002 Stock Incentive Plan (the “2002 Plan”) provides for awards, including grants of options, covering up to an aggregate of 600,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, options for 549,000 common shares were outstanding at June 30, 2006 and expire at various dates from 2012 to 2016 and range in option price per share from $4.50 to $8.00. All of the options outstanding were granted to employees for compensatory purposes.
All stock options (1) are granted with an exercise price equal to the market price of the Company’s stock on the date of grant; (2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% over a five-year period; and (4) with respect to non-employee directors, vest and become exercisable after one full year of continuous service.
The fair value of options granted by the Company during the six months ended June 30, 2006 were estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporated ranges of assumptions such as risk free rate, expected life, expected volatility and dividend yield. The risk-free rate was based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzed historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities were based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, the Company excluded from its historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating the expected volatility. As the Company does not anticipate paying any cash dividends to holders of its common shares in the foreseeable future, a 0% dividend yield was used in the Black-Scholes model. The following table provides the range of assumptions used for options valued during the six months ended June 30, 2006:

Risk-free interest rate	4.94%
Expected life	6 years
Expected volatility	32.1%
Dividend yield	0%
The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ service period. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified equity-based compensation expense for the three and six months ended June 30, 2006 in the amount of $36,751 ($24,256 net of tax) and $77,392 ($51,079 net of tax), respectively, within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees.
The following table summarizes all stock option activity for the Company under the Plans from January 1, 2006 through June 30, 2006:

		Weighted-average
		exercise price
	Shares	per common share

Outstanding at January 1, 2006	613,500	$5.33
Granted	220,000	6.00
Exercised	—	—
Expired	(2,000)	3.38
Cancelled	(6,000)	5.37

Outstanding at June 30, 2006	825,500	$5.51

Vested and exercisable at June 30, 2006	427,300	$4.97

As of June 30, 2006, vested and exercisable stock options had an aggregate intrinsic value of approximately $440,000 with a weighted-average remaining contractual term of approximately 4.6 years. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s last reported bid quotation for the common shares in the “pink sheets” as of June 30, 2006 ($6.00), which would have been received by the option holders had all option holders exercised their options as of that date.
The following table summarizes nonvested stock option activity for the Company under the Plans from January 1, 2006 through June 30, 2006:

		Weighted-average
		grant date fair value
	Shares	per common share

Nonvested at January 1, 2006	236,600	$2.05
Granted	220,000	2.48
Vested	(58,400)	1.75
Expired	—	—
Cancelled	—	—

Nonvested at June 30, 2006	398,200	$2.33

As of June 30, 2006, the total compensation cost related to nonvested stock options not yet recognized was approximately $890,000. The weighted-average period over which this cost is expected to be recognized is approximately 3.9 years.
Fair Value Disclosures — Prior to Adopting SFAS No 123(R)
Prior to the first quarter of 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no compensation expense was recognized in net income, as all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for three months and six months ended June 30, 2005:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$2,140,092	$1,678,709
Deduct: Total equity-based compensation expense determined under “fair value” based method for all awards, net of related tax effects	(13,611)	(42,926)

Pro forma net income	$2,126,481	$1,635,783

Net income per common share:

Basic, as reported	$0.43	$0.34
Basic, pro forma	$0.43	$0.33
Diluted, as reported	$0.43	$0.33
Diluted, pro forma	$0.42	$0.32
4. Other Comprehensive Income
The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2006
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2006	$(413,047)	$(140,436)	$(272,611)
Less: reclassification adjustments for gains realized in net income	2,329	792	1,537

Net unrealized holding losses	(415,376)	(141,228)	(274,148)

Other comprehensive loss	$(415,376)	$(141,228)	$(274,148)

	Three Months Ended June 30, 2005
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2005	$704,227	$239,437	$464,790
Less: reclassification adjustments for gains realized in net income	883,151	300,271	582,880

Net unrealized holding losses	(178,924)	(60,834)	(118,090)

Other comprehensive loss	$(178,924)	$(60,834)	$(118,090)

	Six Months Ended June 30, 2006
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2006	$(686,160)	$(233,294)	$(452,866)
Less: reclassification adjustments for gains realized in net income	81,779	27,805	53,974

Net unrealized holding losses	(767,939)	(261,099)	(506,840)

Other comprehensive loss	$(767,939)	$(261,099)	$(506,840)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Six Months Ended June 30, 2005
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2005	$357,287	$121,478	$235,809
Less: reclassification adjustments for gains realized in net income	1,257,449	427,533	829,916

Net unrealized holding losses	(900,162)	(306,055)	(594,107)

Other comprehensive loss	$(900,162)	$(306,055)	$(594,107)

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

Several of our lender/dealer insurance producers have formed sister reinsurance companies, each commonly referred to as a producer-owned reinsurance company (“PORC”). The primary reason for an insurance producer to form a PORC is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return for ceding business to the PORC, the Company receives a ceding commission, which is based on a percentage of the premiums ceded. Such arrangements align business partners with the Company’s interests while preserving valued customer relationships. All of the Company’s lender/dealer ceded reinsurance transactions are PORC arrangements.

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

A reconciliation of direct to net premiums, on both a written and earned basis, for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006		2005		2006		2005
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$14,286,884	$13,484,827	$16,191,115	$12,771,358	$27,880,037	$24,729,697	$25,956,447	$25,391,131
Assumed	656,262	810,786	840,481	1,226,621	1,668,941	1,695,312	1,902,670	2,322,541
Ceded	(2,120,191)	(1,350,194)	(2,029,607)	(918,661)	(4,159,001)	(2,593,882)	(3,187,617)	(1,987,218)

Total	$12,822,955	$12,945,419	$15,001,989	$13,079,318	$25,389,977	$23,831,127	$24,671,500	$25,726,454

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
ended June 30, 2006 and 2005 were $947,351 and $802,755, respectively, and $1,867,268 and $695,558 during the six months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006 and 2005, ceded reinsurance decreased commission expense incurred by $383,334 and $402,034, respectively, and $761,414 and $606,624 during the six months ended June 30, 2006 and 2005, respectively.
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
Arbitrations. During 2004 and 2005, the Company entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. As discussed below, during the first quarter of 2006, the Company and one of the insurance carriers settled their disputes. The following is a description of the three pending arbitration proceedings as of June 30, 2006:
Sirius Arbitration. On September 21, 2004, Sirius America Insurance Company (“Sirius”), one of the insurance carriers, instituted arbitration against the Company. At the time, Sirius was also in arbitration with Lloyds Syndicate 1245 and subsequently demanded arbitration with The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire (“Contributionship”). The Company and Contributionship advised Sirius that their two arbitrations should be consolidated. Sirius agreed to such consolidation. On June 1, 2005, Contributionship was dismissed from the arbitration based on resolution by settlement between Sirius and Contributionship. Through this arbitration, the Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius is seeking to recover certain of its losses from the Company under the reinsurance agreement. This arbitration is proceeding and a hearing is currently scheduled to begin in August 2006. See Note 8 to the Condensed Consolidated Financial Statements for subsequent events related to the Sirius arbitration.
Harco Arbitration. On November 3, 2004, Rosemont Reinsurance Ltd., one of the reinsurers participating in the discontinued bond program, instituted arbitration against Harco National Insurance Company (“Harco”), one of the insurance carriers. On December 2, 2004, Harco made a request that the Company and Contributionship join in this arbitration. On December 22, 2004, the Company agreed to consolidate arbitrations with Rosemont Reinsurance Ltd. and Harco. Contributionship also agreed to participate in the consolidated arbitration. Through this arbitration, the Company is seeking rescission of the reinsurance agreement and other appropriate relief. Harco is seeking to recover certain of its losses from the Company under the reinsurance agreement. The arbitration hearing with Harco concluded in July 2006, and the Company is currently awaiting a ruling by the arbitration panel.
Highlands Arbitration. Highlands Insurance Company (“Highlands”), one of the insurance carriers, was placed in receivership during 2003. On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including Contributionship, American Healthcare Insurance Company (“AHIC”), and various Lloyds Syndicates. In November 2005, the Company responded to this demand seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Company under the reinsurance agreement. No arbitration panel has yet been constituted.
Developments as of June 30, 2006. During 2004, the Company instituted arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreements, monetary damages for the claims that were paid by the Company under the agreements and other appropriate relief. Aegis was seeking to recover certain of its losses from the Company under the reinsurance agreements. On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bail and immigration bonds issued by Aegis. As a result of this settlement agreement, the Company recorded reserve redundancies of $0.2 million during the first quarter of 2006. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises (“SFAS 60”),” management recorded this change in reserves during the first quarter of 2006 as a change in estimate.
Discontinued bond program losses and LAE were $0.3 million and $3.7 million during the first six months of 2006 and 2005, respectively. The 2006 year-to-date loss of $0.3 million consisted of a $0.5 million increase in reported losses from one of the insurance carriers that participated in the program, which was partially offset by a $0.2 million benefit recorded as a result of the settlement agreement entered into with Aegis on January 18, 2006 as described above. The $3.7 million of losses and LAE recorded in the first six months of 2005 consisted of an increase in reserves primarily due to a global settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis for its immigration bond obligations.
The Company records its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. Based on information received by the Company, management believes that certain insurance carriers would settle with the Company for less than their respective estimates of ultimate incurred losses as set forth in their loss reports. As a result, management has adjusted its loss and LAE reserves for the discontinued bond program based on the estimated settlement values. This resulted in a reduction of $3.0 million to our loss and LAE reserves at June 30, 2006 when compared to the applicable insurance carriers’ respective estimates of ultimate incurred losses at that date.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at June 30, 2006 and December 31, 2005 (dollars in millions):

	June 30,	December 31,
Bail Bonds:	2006	2005
Case reserves	$10.3	$12.1
Incurred but not reported (“IBNR”) reserves	4.6	5.4

Total bail bond reserves	14.9	17.5

Immigration Bonds:
Case reserves	0.1	0.7
IBNR reserves	1.2	1.4

Total immigration bond reserves	1.3	2.1

Total loss and LAE reserves	$16.2	$19.6

The decrease in loss and LAE reserves from $19.6 million at December 31, 2005 to $16.2 million at June 30, 2006 was primarily due to the settlement with Aegis on January 18, 2006 which was partially offset by an increase in reported losses from one of the insurance carriers.
At June 30, 2006, the Company believed Highlands was in negotiations with DHS for global settlement of its immigration bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s immigration bond loss and LAE reserves at June 30, 2006 take into consideration estimated global settlement values between DHS and Highlands. See Note 8 to the Condensed Consolidated Financial Statements for subsequent events related to Highlands and DHS.
We believe there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers; however, because of the subjective nature inherent in assessing the final outcome of the arbitrations, management cannot estimate the probability of an adverse or favorable outcome as of June 30, 2006. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of June 30, 2006. In accordance with SFAS No. 5 “Accounting for Contingencies,” the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Company is reserving to its best estimate of the ultimate liability on the program at June 30, 2006 taking into account the estimated settlement values with certain insurance carriers (as described above) but not taking into account the final outcome of the arbitrations. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
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
See Note 8 to the Condensed Consolidated Financial Statements for subsequent events related to the discontinued bond program.
6. Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$1,440,606	$2,140,092	$2,933,989	$1,678,709

Income available to common shareholders, assuming dilution	1,440,606	2,140,092	2,933,989	1,678,709

Weighted average common shares outstanding	4,972,700	4,972,700	4,972,700	4,972,700
Adjustments for dilutive securities:
Dilutive effect of outstanding options	115,660	42,584	85,306	102,253

Diluted common shares	5,088,360	5,015,284	5,058,006	5,074,953

Net income per common share:
Basic	$0.29	$0.43	$0.59	$0.34
Diluted	$0.28	$0.43	$0.58	$0.33
Earnings per share excludes options underlying the purchase of 129,000 and 361,000 shares for the three and six months ended June 30, 2006, respectively, as their inclusion would have been antidilutive.
7. Segment Information
We have three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing; and (3) insurance agency. The following table provides financial information regarding our reportable business segments. There are intersegment management fees, commission fees and other expenses. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended
	June 30, 2006
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$13,169,452	$899,641	$—	$14,069,093
Intersegment revenues	—	—	245,939	245,939
Interest revenue	969,971	—	549	970,520
Interest expense	9,233	481	—	9,714
Depreciation and amortization	93,518	25,290	—	118,808
Segment profit	2,057,184	160,893	239,185	2,457,262
Federal income tax expense	474,356	57,035	81,322	612,713

	Three Months Ended
	June 30, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$14,182,853	$888,426	$2,941	$15,074,220
Intersegment revenues	1,470	—	313,895	315,365
Interest revenue	741,746	—	473	742,219
Interest expense	—	481	—	481
Depreciation and amortization	94,274	23,235	—	117,509
Segment profit	3,039,726	125,130	312,293	3,477,149
Federal income tax expense	844,771	44,971	105,953	995,695

	Six Months Ended
	June 30, 2006
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$24,288,068	$1,769,916	$—	$26,057,984
Intersegment revenues	—	—	585,689	585,689
Interest revenue	1,953,744	—	1,025	1,954,769
Interest expense	17,284	966	—	18,250
Depreciation and amortization	185,587	50,750	—	236,337
Segment profit	4,033,504	293,293	578,816	4,905,613
Federal income tax expense	937,372	104,479	196,797	1,238,648
Segment assets	119,380,078	2,147,737	277,364	121,805,179

	Six Months Ended
	June 30, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$27,123,088	$1,726,048	$16,575	$28,865,711
Intersegment revenues	2,940	—	625,660	628,600
Interest revenue	1,419,792	—	526	1,420,318
Interest expense	126	961	—	1,087
Depreciation and amortization	192,393	45,323	—	237,716
Segment profit	1,645,602	319,279	628,714	2,593,595
Federal income tax expense	220,421	113,268	213,310	546,999
Segment assets	113,938,229	2,878,307	1,140,922	117,957,458

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table provides a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Total revenues for reportable segments	$15,285,552	$16,131,804	$28,598,442	$30,914,629
Parent company gain (loss)	(9,362)	137,273	106,054	223,888
Elimination of intersegment revenues	(245,939)	(315,365)	(585,689)	(628,600)

Total consolidated revenues	$15,030,251	$15,953,712	$28,118,807	$30,509,917

Profit
Total profit for reportable segments	$2,457,262	$3,477,149	$4,905,613	$2,593,595
Parent company loss, net of intersegment eliminations	(605,627)	(510,245)	(994,096)	(561,412)

Total consolidated income before income taxes	$1,851,635	$2,966,904	$3,911,517	$2,032,183

Assets
Total assets for reportable segments			$121,805,179	$117,957,458
Parent company assets			3,095,283	7,134,338
Elimination of intersegment receivables			(801,923)	(6,545,680)

Total consolidated assets			$124,098,539	$118,546,116

8. Subsequent Events
On July 26, 2006, the Company entered into a settlement agreement with Sirius resolving all disputes between the Company and Sirius relating to the discontinued bond program. The settlement also relieves the Company from any potential future liabilities with respect to bail bonds issued by Sirius. As a result of this settlement agreement, the Company recorded reserve deficiencies of $61,228 during the third quarter of 2006. In accordance with SFAS No. 60, management recorded this change in reserves during the third quarter of 2006 as a change in estimate.
During the third quarter of 2006, the Company received information indicating that Highlands and DHS have reached a global settlement concerning Highlands’ immigration bond obligations, which is subject to the approval of the court in which receivership is pending. Based on this information, the Company recorded reserve redundancies of $100,901 during the third quarter of 2006. In accordance with SFAS No. 60, management recorded this change in reserves during the third quarter of 2006 as a change in estimate.

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
Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations. Our bonded service program was discontinued at the end of 2003 and replaced by our UCassure® program.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Arbitrations. During 2004 and 2005, the Company entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. As discussed below, during the first quarter of 2006, the Company and one of the insurance carriers settled their disputes. The following is a description of the three pending arbitration proceedings as of June 30, 2006:
Sirius Arbitration. On September 21, 2004, Sirius America Insurance Company (“Sirius”), one of the insurance carriers, instituted arbitration against the Company. At the time, Sirius was also in arbitration with Lloyds Syndicate 1245 and subsequently demanded

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
arbitration with The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire (“Contributionship”). The Company and Contributionship advised Sirius that their two arbitrations should be consolidated. Sirius agreed to such consolidation. On June 1, 2005, Contributionship was dismissed from the arbitration based on resolution by settlement between Sirius and Contributionship. Through this arbitration, the Company is seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius is seeking to recover certain of its losses from the Company under the reinsurance agreement. This arbitration is proceeding and a hearing is currently scheduled to begin in August 2006. See Note 8 to the Condensed Consolidated Financial Statements for subsequent events related to the Sirius arbitration.
Harco Arbitration. On November 3, 2004, Rosemont Reinsurance Ltd., one of the reinsurers participating in the discontinued bond program, instituted arbitration against Harco National Insurance Company (“Harco”), one of the insurance carriers. On December 2, 2004, Harco made a request that the Company and Contributionship join in this arbitration. On December 22, 2004, the Company agreed to consolidate arbitrations with Rosemont Reinsurance Ltd. and Harco. Contributionship also agreed to participate in the consolidated arbitration. Through this arbitration, the Company is seeking rescission of the reinsurance agreement and other appropriate relief. Harco is seeking to recover certain of its losses from the Company under the reinsurance agreement. The arbitration hearing with Harco concluded in July 2006, and the Company is currently awaiting a ruling by the arbitration panel.
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
Developments as of June 30, 2006. During 2004, the Company instituted arbitration against Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreements, monetary damages for the claims that were paid by the Company under the agreements and other appropriate relief. Aegis was seeking to recover certain of its losses from the Company under the reinsurance agreements. On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bail and immigration bonds issued by Aegis. As a result of this settlement agreement, the Company recorded reserve redundancies of $0.2 million during the first quarter of 2006. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises (“SFAS 60”),” management recorded this change in reserves during the first quarter of 2006 as a change in estimate.
Discontinued bond program losses and LAE were $0.3 million and $3.7 million during the first six months of 2006 and 2005, respectively. The 2006 year-to-date loss of $0.3 million consisted of a $0.5 million increase in reported losses from one of the insurance carriers that participated in the program, which was partially offset by a $0.2 million benefit recorded as a result of the settlement agreement entered into with Aegis on January 18, 2006 as described above. The $3.7 million of losses and LAE recorded in the first six months of 2005 consisted of an increase in reserves primarily due to a global settlement agreement entered into on April 15, 2005 between the U.S. Department of Homeland Security (“DHS”) and Aegis for its immigration bond obligations.
The Company records its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from the insurance carriers. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports. Based on information received by the Company, management believes that certain insurance carriers would settle with the Company for less than their respective estimates of ultimate incurred losses as set forth in their loss reports. As a result, management has adjusted its loss and LAE reserves for the discontinued bond program based on the estimated settlement values. This resulted in a reduction of $3.0 million to our loss and LAE reserves at June 30, 2006 when compared to the applicable insurance carriers’ respective estimates of ultimate incurred losses at that date.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at June 30, 2006 and December 31, 2005 (dollars in millions):

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	June 30,	December 31,
	2006	2005
Bail Bonds:
Case reserves	$10.3	$12.1
Incurred but not reported (“IBNR”) reserves	4.6	5.4

Total bail bond reserves	14.9	17.5

Immigration Bonds:
Case reserves	0.1	0.7
IBNR reserves	1.2	1.4

Total immigration bond reserves	1.3	2.1

Total loss and LAE reserves	$16.2	$19.6

The decrease in loss and LAE reserves from $19.6 million at December 31, 2005 to $16.2 million at June 30, 2006 was primarily due to the settlement with Aegis on January 18, 2006 which was partially offset by an increase in reported losses from one of the insurance carriers.
At June 30, 2006, the Company believed Highlands was in negotiations with DHS for global settlement of its immigration bond obligations. The Company believes negotiated settlements are not uncommon for this type of program. The Company’s immigration bond loss and LAE reserves at June 30, 2006 take into consideration estimated global settlement values between DHS and Highlands. See Note 8 to the Condensed Consolidated Financial Statements for subsequent events related to Highlands and DHS.
We believe there is potential for the Company to mitigate its ultimate liability on the program through the arbitrations with the insurance carriers; however, because of the subjective nature inherent in assessing the final outcome of the arbitrations, management cannot estimate the probability of an adverse or favorable outcome as of June 30, 2006. In addition, while outside counsel believes we have legal defenses under the reinsurance agreements, they are unable to assess whether an adverse outcome is probable or remote in the arbitrations as of June 30, 2006. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at June 30, 2006 taking into account the estimated settlement values with certain insurance carriers (as described above) but not taking into account the final outcome of the arbitrations. If the Company obtains information to revise its estimate of potential settlement values or determine an estimate of final arbitration values, the Company will record such reserve changes, if any, in the period that the revised estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
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
See Notes 5 and 8 to the Condensed Consolidated Financial Statements for additional discussion of the discontinued bond program.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
New Accounting Standard — Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Six Months Ended June 30,
	2005-2006
	Three Months Ended		Six Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$(133,899)	(1.0)%	$(1,895,327)	(7.4)%
Net investment income	131,260	16.2%	435,790	30.1%
Net realized gains on investments	(880,822)	(99.7)%	(1,175,670)	(93.5)%
Management fees	(22,387)	(8.0)%	261,925	93.5%
Total revenues	(923,461)	(5.8)%	(2,391,110)	(7.8)%
Losses and LAE	1,491,104	30.9%	(2,846,095)	(20.3)%
Commissions, other insurance expenses, and general and administrative expenses	(1,344,503)	(18.9)%	(1,636,260)	(13.1)%
Income before federal income taxes	(1,115,269)	(37.6)%	1,879,334	92.5%
Net income	(699,486)	(32.7)%	1,255,280	74.8%
Net income for the second quarter 2006 was $1,440,606, or $0.28 per diluted share, compared to $2,140,092, or $0.43 per diluted share, for the second quarter 2005. The most significant factor that influenced the period-over-period comparison was net realized gains on investments of $2,329 for the second quarter 2006 versus $883,151 the same period last year.
On a year-to-date basis, net income was $2,933,989, or $0.58 per diluted share, for the first six months of 2006 compared to $1,678,709, or $0.33 per diluted share, for the same period last year. The most significant factor contributing to the year-over-year comparison was a decrease in losses and LAE of approximately $3.4 million for the discontinued bond program.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005

GAAP:
Loss ratio	49.5%	37.5%	47.7%	55.2%
Expense ratio(1)	41.8%	51.9%	43.2%	48.1%

Combined ratio	91.3%	89.4%	90.9%	103.3%

Statutory:
Loss ratio	49.5%	37.5%	47.7%	55.2%
Expense ratio	36.2%	48.5%	42.0%	59.4%

Combined ratio	85.7%	86.0%	89.7%	114.6%

(1)	The 2005 GAAP expense ratio amounts as previously reported have been adjusted to reflect management fees as part of the calculation in order to be consistent with the statutory expense ratio calculation.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 Compared to June 30, 2005
Net Premiums Earned. Net premiums earned declined slightly to $12,945,419 for the second quarter 2006, compared to $13,079,318 a year ago. Increases in premiums earned for our GAP product line were offset by decreases in net premiums earned for our CPI, UC, and WSB product lines. The ULI product line remained relatively flat.
ULI net premiums earned remained relatively flat at $7,371,330 for the second quarter 2006 compared to $7,341,993 a year ago. This product line experienced premium growth due to increased auto lending for certain financial institution customers; however, total ULI premiums remained relatively flat for the second quarter 2006 as this increase was offset by a decrease in ULI premium from a general agent that transferred half of its production to other insurance carriers in the second half of 2005 (the “Transferred Business”).
Net premiums earned for CPI decreased 52.2%, or $315,285, to $288,133 for the second quarter 2006 from $603,418 a year ago primarily due to a decline in lending volume for certain financial institution customers.
Net premiums earned for GAP grew 22.3%, or $505,247, to $2,766,579 for the second quarter 2006 from $2,261,332 a year ago primarily due to new customers added and rate and volume increases with existing customers.
Net premiums earned for UC products declined 4.4%, or $65,492, to $1,407,961 for the second quarter 2006 from $1,473,453 a year ago due primarily to a decrease in premium for our bonded service program which was replaced by our UCassure program.
Net premiums earned for WSB decreased 21.5%, or $290,038, to $1,055,956 for the second quarter 2006 from $1,345,994 a year ago primarily due to our decreased participation in the waste surety program effective January 1, 2005.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions primarily because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 16.2%, or $131,260, to $944,007 for the second quarter 2006 from $812,747 a year ago. This improvement was primarily due to growth in fixed income investments combined with a higher after-tax yield as a result of rising interest rates.
Net realized gains on investments decreased 99.7%, or $880,822, to $2,329 for the second quarter 2006 from $883,151 a year ago due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. There were no impairment charges included in net realized gains on investments during the second quarter 2006 or 2005. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Codification and Subscription Fees. ALPC’s codification and subscription fees increased slightly to $899,641 for the second quarter 2006 from $888,426 a year ago.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with a cost containment service firm designed to control the unemployment compensation costs of the employers enrolled in this program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees decreased 8.0%, or $22,387, to $257,899 for the second quarter 2006 from 280,286 a year ago due to fluctuations in unemployment activity. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Total losses and LAE increased 30.9%, or $1,491,104, to $6,317,650 for the second quarter 2006 from $4,826,546 a year ago. Discontinued bond program losses and LAE were $493,460 and $6,669 during the second quarter 2006 and 2005, respectively. The loss in second quarter 2006 was attributable in part to an increase in reported losses from one of the insurance carriers that participated in the program. See “Overview-Discontinued Bond Program” above and Note 5 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE increased 20.8%, or $1,004,313, to $5,824,190 for the second quarter 2006 from $4,819,877 a year ago primarily due to an increase in losses for our ULI and GAP product lines which were partially offset by a decrease in losses and LAE for our CPI, UC, and WSB business.
ULI losses and LAE increased 40.9%, or $1,263,545, to $4,350,895 for the second quarter 2006 from $3,087,350 a year ago due primarily to favorable loss development in the second quarter 2005.
CPI losses and LAE decreased 47.0%, or $136,534, to $153,788 for the second quarter 2006 from $290,322 a year ago primarily due to the decline in business.
GAP losses and LAE increased 21.3%, or $173,351, to $988,056 for the second quarter 2006 from $814,705 a year ago, consistent with the growth in the business.
Losses and LAE for our UC products decreased 54.1%, or $265,353, to $224,853 for the second quarter 2006 from $490,206 a year ago primarily due to a decrease in losses for the bonded service program.
WSB losses and LAE declined 21.5%, or $28,998, to $105,596 for the second quarter 2006 from $134,594 a year ago, consistent with the decrease in premium volume.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses, and General and Administrative Expenses. Commission expense decreased 20.8%, or $817,403, to $3,111,174 for the second quarter 2006 from $3,928,577 a year ago primarily due to the decline in ULI commissions associated with the Transferred Business as well as a decrease in CPI and WSB commissions, which was partially offset by an increase in GAP commissions. Other insurance operating expenses and general and administrative expenses were down 16.6%, or $527,100, to $2,650,017 for the second quarter 2006 from $3,177,117 a year ago primarily due to a decrease in audit and legal expenses associated with the withdrawal of our former independent registered public accounting firm in the prior year. This decrease was partially offset by higher legal expenses associated with the discontinued bond program arbitrations in the second quarter 2006 compared to the prior year.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 4.5%, or $34,985, to $738,270 for the second quarter 2006 from $773,255 a year ago. The decrease was primarily due to a decrease in consulting expenses.
Interest Expense. Interest expense increased 28.5%, or $80,192, to $361,505 for the second quarter 2006 from $281,313 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Federal Income Taxes. Federal income tax expense decreased 50.2%, or $415,783, to $411,029 for the second quarter 2006 from $826,812 a year ago primarily due to the decline in pretax income.
GAAP Combined Ratio. For the second quarter 2006, the combined ratio increased to 91.3% from 89.4% a year ago. The loss ratio increased to 49.5% for the second quarter 2006 from 37.5% a year ago principally due to the increase in losses and LAE for ULI and the discontinued bond program. Excluding the discontinued bond program, the Company’s loss ratio was 45.7% for the second quarter 2006 compared to 37.5% for the same period last year. This increase was primarily attributable to the favorable loss development for our ULI product line in the second quarter 2005. The expense ratio improved to 41.8% for the second quarter 2006 from 51.9% for the same period last year primarily due to the decrease in other insurance operating expenses and the decrease in ULI commissions associated with the Transferred Business.
Six Months Ended June 30, 2006 Compared to June 30, 2005
Net Premiums Earned. Net premiums earned declined 7.4%, or $1,895,327, to $23,831,127 for the first six months of 2006 from $25,726,454 a year ago. Decreases in premiums earned for our ULI, CPI, and WSB product lines were partially offset by an increase in net premiums earned for our GAP product line. The UC product line remained relatively flat.
ULI net premiums earned decreased 15.7%, or $2,325,049, to $12,500,557 for the first six months of 2006 from $14,825,606 a year ago. The decline was caused primarily by the Transferred Business combined with lower lending volumes for certain of our financial institution customers during the first six months of 2006 compared to the same period in 2005 and an increase in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. An increase in experience rating adjustments results in a decrease to net premiums earned whereas a decrease in experience rating adjustments results in a positive impact to net premiums earned. Experience rating adjustments increased for the first six months of 2006 when compared to the same period last year primarily due to a decrease in premium volume for the ULI product line. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth.
Net premiums earned for CPI decreased 38.8%, or $458,088, to $721,644 for the first six months of 2006 from $1,179,732 a year ago primarily due to a decline in lending volume for certain financial institution customers.
Net premiums earned for GAP grew 27.6%, or $1,191,088, to $5,511,484 for the first six months of 2006 from $4,320,396 a year ago. This growth was primarily due to purchases of GAP coverage by new customers, as well as rate and volume increases with existing customers.
Net premiums earned for UC products remained relatively flat at $2,753,466 for the first six months of 2006 compared to $2,775,243 a year ago.
Net premiums earned for WSB declined 12.2%, or $306,859, to $2,212,511 for the first six months of 2006 from $2,519,370 a year ago primarily due to our decreased participation in the waste surety program effective January 1, 2005.
Investment Income. Net investment income increased 30.1%, or $435,790, to $1,882,732 for the first six months of 2006 from $1,446,942 a year ago. This improvement was due to growth in fixed income investments combined with a higher after-tax yield as a result of rising interest rates.
Net realized gains on investments decreased 93.5%, or $1,175,670, to $81,779 for the first six months of 2006 from $1,257,449 a year ago due to the timing of sales of equity securities. Impairment charges included in net realized gains on investments during the first six months of 2006 were $7,310. There were no impairment charges included in net realized gains on investments during the first six months of 2005. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees improved 2.5%, or $43,868, to $1,769,916 for the first six months of 2006 from $1,726,048 a year ago due primarily to an increase in services to existing customers.
Management Fees. Our management fees increased 93.5%, or $261,925, to $542,211 for the first six months of 2006 from $280,286 a year ago as a result of favorable unemployment experience and pricing actions. We expect management fees to vary

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 20.3%, or $2,846,095, to $11,171,938 for the first six months of 2006 from $14,018,033 a year ago. This decline was mostly due to a decrease in losses and LAE of $3,372,200 for the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 5 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE increased 5.1%, or $526,105, to $10,883,962 for the first six months of 2006 from $10,357,857 a year ago primarily due to an increase in losses and LAE for our ULI and GAP product lines which were partially offset by a decrease in losses and LAE for our CPI, UC, and WSB business.
ULI losses and LAE increased 6.0%, or $427,632, to $7,588,691 for the first six months of 2006 from $7,161,059 a year ago primarily due to favorable loss development in the prior year.
CPI losses and LAE decreased 43.4%, or $217,660, to $283,729 for the first six months of 2006 from $501,389 a year ago due primarily to the decline in business.
GAP losses and LAE increased 27.2%, or $542,772, to $2,538,556 for the first six months of 2006 from $1,995,784 a year ago, consistent with the growth in the business.
Losses and LAE for our UC products decreased 38.2%, or $169,004, to $273,160 for the first six months of 2006 from $442,164 for the same period last year due primarily to a decrease in losses and LAE from the bonded service program.
WSB losses and LAE decreased 12.4%, or $31,309, to $220,623 for the first six months of 2006 from $251,932 a year ago, consistent with the decrease in net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses, and General and Administrative Expenses. Commission expense decreased 15.2%, or $1,023,227, to $5,722,364 for the first six months of 2006 from $6,745,591 a year ago primarily due to the decline in ULI commissions associated with the Transferred Business as well as a decrease in CPI commissions. Other insurance operating expenses and general and administrative expenses were down 10.7%, or $613,033, to $5,135,792 for the first six months of 2006 from $5,748,825 a year ago primarily due to a decline in audit and legal expenses associated with the withdrawal of our former independent registered public accounting firm in the prior year. This decrease was partially offset by higher legal expenses associated with the discontinued bond program arbitrations in the first six months of 2006 compared to the prior year combined with an increase in compensation expense and premium taxes.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC increased 3.2%, or $46,272, to $1,475,661 for the first six months of 2006 from $1,429,389 a year ago. The increase was primarily due to an increase in compensation expense and audit fees which was partially offset by a decrease in consulting expenses.
Interest Expense. Interest expense increased 30.9%, or $165,639, to $701,535 for the first six months of 2006 from $535,896 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. Federal income tax expense increased 176.6%, or $624,054, to $977,528 for the first six months of 2006 from $353,474 a year ago primarily due to the increase in pretax income.
GAAP Combined Ratio. For the first six months of 2006, the combined ratio improved to 90.9% from 103.3% a year ago. The loss ratio improved to 47.7% for the first six months of 2006 from 55.2% a year ago principally due to the decrease in losses and LAE for the discontinued bond program. Excluding the discontinued bond program, the Company’s loss ratio was 46.5% for the first six months of 2006 compared to 41.0% for the same period last year. The increase in the loss ratio (excluding the discontinued bond program) was primarily attributable to prior year favorable loss development for our ULI product line. The expense ratio improved to 43.2% for the first six months of 2006 from 48.1% a year ago primarily due to the decrease in other insurance operating expenses and the decrease in ULI commissions associated with the Transferred Business.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
BUSINESS OUTLOOK
Lender/Dealer Products
During 2005, the Company experienced positive underwriting results in its lender/dealer products which was partly attributable to tighter lending standards by our customers and pricing actions taken by the Company. This positive underwriting experience resulted in favorable loss development, primarily within our ULI product line. However, we believe the national economy still appears to be unstable. The Company does not expect to continue to experience the same level of favorable loss development for its ULI product line that was experienced during 2005. If loan defaults, bankruptcies and automobile repossessions increase, we would anticipate an increase in the frequency of losses for our ULI and CPI products.
Increased incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the increasing cost of fuel could lower the market value of less fuel efficient vehicles. If used car prices continue to decline, the “gap” between the value of the vehicle and the outstanding loan balance would increase and thus the severity of our GAP losses would increase. The Company has taken pricing actions to help mitigate the effect of these trends.
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
Unemployment Compensation and Other Specialty Products
The Company believes that there has been a stabilization of benefit charge levels in our UC product customer base; however, if unemployment levels rise, we could experience lower management fees and/or increased losses for our UC products. Furthermore, any developments on the discontinued bond program and related arbitrations could have a material impact on our results of operations and/or financial condition. See Note 8 to the Condensed Consolidated Financial Statements for subsequent events related to the discontinued bond program.
Expenses and Investments
The Company experienced a higher level of expenses during 2005 partly due to legal fees related to the Audit Committee’s independent investigation of our former independent auditors’ withdrawal of its audit reports as well as audit fees related to the re-audits of the Company’s 2002 through 2004 financial statements. We believe these represent one-time expenses. As a result, the Company would anticipate a decline in expenses in 2006; however, it should be noted that the Company anticipates it will continue to incur legal costs for the discontinued bond program arbitrations and the SEC private investigation.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of June 30, 2006 and December 31, 2005, the Company’s capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	June 30,	December 31,
	2006	2005

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	32,584,167	30,079,626

Total capitalization	$48,049,167	$45,544,626

Ratio of total debt obligations to total capitalization	32.2%	34.0%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.27% and 7.35% at June 30, 2006 and 2005, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.55% and 7.54% at June 30, 2006 and 2005, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of June 30, 2006, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2009 with no outstanding balance at June 30, 2006 and December 31, 2005. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of June 30, 2006, the Company was in compliance with all such covenants.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through short-term investments and cash receipts from operations, which consist primarily of insurance premiums collected, reinsurance recoveries and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from our underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At June 30, 2006, total cash and short-term investments were approximately $12.5 million and gross loss and LAE reserves, excluding the discontinued bond program, were approximately $5.9 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 5 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $16.2 million at June 30, 2006. As of June 30, 2006, the Company was disputing these losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related arbitrations as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program. See Note 8 to the Condensed Consolidated Financial Statements for subsequent events related to the discontinued bond program.
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
Cash flows (used in) provided by operating activities totaled $(3,578,842) and $834,422 for the six months ended June 30, 2006 and 2005, respectively. The increase in cash used was primarily the result of an increase in paid losses for the discontinued bond program, ceded reinsurance payments and management fee payments to our cost containment service firm, which were partially offset by a decrease in commissions paid as well as a decrease in audit and legal expenses related to the withdrawal of our former independent registered public accounting firm in the prior year. The increase in paid losses for the discontinued bond program was primarily due to the payment in the first quarter 2006 associated with the Aegis settlement (see “Overview-Discontinued Bond Program” for additional information concerning this settlement).
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of The Ohio Department of Insurance (the “Department”). During 2006, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,478,274.
Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of June 30, 2006.
Given the Company’s historic cash flows and current financial condition, management believes that the cash flows from operating and investing activities over the next year will provide sufficient liquidity for the operations of the Company.
DISCLOSURES ABOUT MARKET RISK
During the second quarter and six months ended June 30, 2006, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2005. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
exposures, see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $7,310 in impairment charges included in net realized gains on investments for the six months ended June 30, 2006 compared to zero for the same period a year ago. Additional impairments within the portfolio during 2006 are possible if current economic and financial conditions worsen.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes, for all securities in an unrealized loss position at June 30, 2006, the estimated fair value, gross unrealized losses (pre-tax) and number of securities by length of time those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	unrealized	Number of
	fair value	loss	securities
Fixed maturities:
0-6 months	$24,510,728	$203,064	118
7-12 months	16,834,299	340,268	63
Greater than 12 months	6,448,440	170,010	21

Total fixed maturities	47,793,467	713,342	202

Equities:
0-6 months	122,254	4,746	1
7-12 months	741,494	42,355	5
Greater than 12 months	4,476,415	519,121	9

Total equities	5,340,163	566,222	15

Total	$53,133,630	$1,279,564	217

Out of the 202 fixed maturity securities listed above, 201 securities had a fair value to cost ratio equal to or greater than 94% and 1 security had a fair value to cost ratio of 93% as of June 30, 2006. Out of the 15 equity securities listed above, 14 securities had a fair value to cost ratio equal to or greater than 86% and 1 security had a fair value to cost ratio of 85% as of June 30, 2006.
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
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for the losses to be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Ultimate loss reserve estimates for assumed reinsurance are dependent upon and based primarily on reports received by the Company from the underlying ceding insurers. These reports and our estimated settlement values are the primary basis for the Company’s reserving estimates. The Company relies heavily on the insurance carriers’ estimates of ultimate incurred losses included in these reports.
As disclosed in “Overview-Discontinued Bond Program” above and in Note 5 to the Condensed Consolidated Financial Statements, the Company is disputing the discontinued bond program losses in ongoing arbitration proceedings. The Company does not intend to pay for any of the losses on the discontinued bond program unless and until the arbitrations are settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s liability. Given the uncertainties of the outcome of the arbitrations, settlements with the insurance carriers or other potential recoveries, uncertainties as to the prospective settlement amount between Highlands and DHS for Highlands’ immigration bond obligations, uncertainties in the future loss information provided by the insurance carriers, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition. See Note 8 to the Condensed Consolidated Financial Statements for subsequent events related to the discontinued bond program.
For the Company’s assumed WSB program, the Company is recording loss and LAE reserves using a loss ratio reserving methodology. The loss ratio method calculates a reserve based on expected losses in relation to premiums earned. The expected

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
We conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
•	ULI —limited liability

•	ULI — non-limited liability

•	CPI

•	GAP
Historical “age-to-age” loss development factors (“LDF”) were calculated to measure the relative development for each accident year from one maturity point to the next. Based on the historical LDF, we selected age-to-age LDF that we believe are appropriate to estimate the remaining future development for each accident year. These selected factors are used to project the ultimate expected losses for each accident year. The validity of the results from using a loss development approach can be affected by many conditions, such as claim department processing changes, a shift between single and multiple payments per claim, legal changes or variations in our mix of business from year to year. Also, because the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years may be based on alternative estimation techniques, such as expected loss ratio method, or some combination of acceptable actuarial methods.
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
In establishing our reserves, we tested our data for reasonableness, such as ensuring there are no outstanding case reserves on closed claims, and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data. For the second quarter of 2006, we did not experience any significant change in the number of claims paid (other than for growth in our business and claims related to the discontinued bond program), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in the respective years.
The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC and other specialty product lines. As of June 30, 2006, our indicated gross loss and LAE reserve range for lender/dealer products was $3.9 million to $4.4 million and our recorded loss and LAE reserves were $4.3 million.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Equity-Based Compensation Expense
The fair value of options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model is utilized by the Company to calculate equity-based compensation expense and it uses various assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however for options granted after February 4, 2005, the Company excludes the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating expected volatility. Dividend yield is based on historical dividends as well as Company plans to pay dividends in the foreseeable future. See Note 3 to the Condensed Consolidated Financial Statements for information concerning the Company’s equity-based compensation expense.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item 3 is included in Part I Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Market Risk.”
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item 1 is included in Notes 5 and 8 to the Condensed Consolidated Financial Statements and in Part I Item 2 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Discontinued Bond Program and Overview-Ongoing SEC Investigation.”
Item 1A. Risk Factors
During the quarter ended June 30, 2006, there were no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 with the exception of the following:
Importance of Industry Ratings
In June 2006, A.M. Best Company upgraded its annual rating for Ohio Indemnity from “B++” (very good) to “A-” (excellent). A.M. Best generally assigns ratings based on an insurance company’s ability to pay policyholder obligations (not towards protection of investors) and focuses on capital adequacy, loss and loss expense reserve adequacy and operating performance. If our performance in these areas decline, A.M. Best could downgrade our rating. A downgrade of our rating could cause our current and future insurance agents and insureds to choose other, more highly rated competitors.
Item 4. Submission of Matters to a Vote of Security Holders
On May 31, 2006, Bancinsurance held its 2006 Annual Meeting of Shareholders. The shareholders voted on one matter, the election of eight directors to serve one year terms. All of the directors were elected, and the results of the voting were as follows:

Directors	Votes For	Votes Withheld
Douglas G. Borror	4,224,184	168,902
Kenton R. Bowen	4,161,076	232,010
Stephen Close	4,224,184	168,902
Daniel D. Harkins	4,358,149	34,937
John S. Sokol	4,314,716	78,370
Saul Sokol	4,314,296	78,790
Si Sokol	4,315,996	77,090
Matthew D. Walter	4,328,909	64,177
Item 6. Exhibits

Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION (Registrant)
Date: August 14, 2006	By:	/s/ Si Sokol
Si Sokol
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)