Form 10-Q
period 2006-09-30
BANCINSURANCE CORP
filed 2006-11-08
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of November 1, 2006 was 4,980,700.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned	$12,420,099	$13,771,082	$36,251,226	$39,497,536
Net investment income	914,325	895,603	2,779,790	2,342,545
Net realized gains on investments	1,690	26,140	83,469	1,283,589
Net realized gain on sale of affiliate	2,449,391	—	2,449,391	—
Codification and subscription fees	485,642	776,950	2,255,558	2,502,998
Management fees	14,063	231,399	556,274	511,685
Other income	8,818	18,158	19,860	90,896

Total revenues	16,294,028	15,719,332	44,395,568	46,229,249

Expenses:
Losses and loss adjustment expenses (“LAE”)	6,288,788	6,177,129	17,172,750	16,534,986
Discontinued bond program losses and LAE	664,594	103,415	952,570	3,763,591
Commission expense	3,219,171	3,652,612	8,941,535	10,398,203
Other insurance operating expenses	2,143,234	2,356,173	6,862,167	7,831,927
Codification and subscription expenses	460,723	682,057	1,936,384	2,111,446
General and administrative expenses	309,105	490,023	725,964	763,094
Interest expense	376,268	297,698	1,060,536	833,594

Total expenses	13,461,883	13,759,107	37,651,906	42,236,841

Income before federal income taxes	2,832,145	1,960,225	6,743,662	3,992,408

Federal income tax expense	727,614	458,594	1,705,142	812,068

Net income	$2,104,531	$1,501,631	$5,038,520	$3,180,340

Net income per common share:
Basic	$.42	$.30	$1.01	$.64

Diluted	$.42	$.30	$1.00	$.63

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $4,341,552 in 2006 and $4,856,624 in 2005)	$4,291,019	$4,821,629
Available for sale:
Fixed maturities, at fair value (amortized cost $64,953,706 in 2006 and $72,562,204 in 2005)	65,495,744	73,012,240
Equity securities, at fair value (cost $8,238,587 in 2006 and $7,597,066 in 2005)	9,080,951	8,043,299
Short-term investments, at cost which approximates fair value	8,871,398	8,964,738
Other invested assets	715,000	715,000

Total investments	88,454,112	95,556,906

Cash	2,772,418	4,528,875
Premiums receivable	4,744,567	5,403,960
Accounts receivable, net	—	674,357
Reinsurance recoverables	1,372,999	1,235,043
Prepaid reinsurance premiums	8,368,598	6,011,496
Deferred policy acquisition costs	9,897,014	9,678,821
Costs and estimated earnings in excess of billings on uncompleted codification contracts	—	248,035
Loans to affiliates	963,814	892,523
Intangible assets, net	—	771,013
Accrued investment income	972,532	1,128,104
Current federal income tax recoverable	39,636	—
Net deferred tax asset	—	485,461
Other assets	2,449,549	1,721,241

Total assets	$120,035,239	$128,335,835

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	September 30,	December 31,
	2006	2005
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$6,466,391	$7,678,094
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	5,551,251	19,626,129
Unearned premiums	37,683,495	35,579,349
Ceded reinsurance premiums payable	1,793,794	3,605,394
Experience rating adjustments payable	3,146,194	2,302,850
Retrospective premium adjustments payable	3,264,896	2,201,706
Funds held under reinsurance treaties	462,754	735,341
Contract funds on deposit	3,485,443	3,201,124
Taxes, licenses and fees payable	311,560	386,936
Current federal income tax payable	—	570,078
Net deferred tax liability	688,362	—
Deferred ceded commissions	1,554,924	1,337,098
Commissions payable	2,351,715	2,710,582
Billings in excess of estimated earnings on uncompleted codification contracts	—	75,108
Notes payable	—	27,119
Other liabilities	2,184,425	2,754,301
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	84,410,204	98,256,209

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at September 30, 2006 and December 31, 2005, 4,980,700 shares outstanding at September 30, 2006 and 4,972,700 shares outstanding at December 31, 2005	1,794,141	1,794,141
Additional paid-in capital	1,482,239	1,336,073
Accumulated other comprehensive income	910,870	588,703
Retained earnings	37,171,306	32,132,786

	41,358,556	35,851,703
Less: Treasury shares, at cost (1,189,641 common shares at September 30, 2006 and 1,197,641 common shares at December 31, 2005)	(5,733,521)	(5,772,077)

Total shareholders’ equity	35,625,035	30,079,626

Total liabilities and shareholders’ equity	$120,035,239	$128,335,835

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,038,520	$3,180,340
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized gains on investments	(83,469)	(1,283,589)
Net realized gain on sale of affiliate	(2,449,391)	—
Net realized gains on disposal of property and equipment	—	(350)
Depreciation and amortization	455,130	438,201
Equity-based compensation expense	145,842	—
Deferred federal income tax expense	1,007,857	759,505
Change in assets and liabilities:
Premiums receivable	659,393	263,297
Accounts receivable, net	138,209	156,768
Reinsurance recoverables	(137,956)	925,933
Prepaid reinsurance premiums	(2,357,102)	(2,200,406)
Deferred policy acquisition costs	(218,193)	(2,465,993)
Other assets, net	(1,088,161)	(87,892)
Reserve for unpaid losses and loss adjustment expenses	(15,286,581)	253,576
Unearned premiums	2,104,146	6,937,008
Ceded reinsurance premiums payable	(1,811,600)	2,353,085
Experience rating adjustments payable	843,344	1,185,543
Retrospective premium adjustments payable	1,063,190	(3,658,986)
Funds held under reinsurance treaties	(272,587)	(387,708)
Contract funds on deposit	284,319	519,143
Deferred ceded commissions	217,826	152,693
Commissions payable	(358,867)	(980,750)
Other liabilities, net	(1,067,724)	1,775,807

Net cash (used in) provided by operating activities	(13,173,855)	7,835,225

Cash flows from investing activities:
Proceeds from sale of affiliate, net	4,244,401	—
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,238,000	20,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	18,756,747	21,097,529
Proceeds from available for sale equity securities sold	13,662,275	17,862,722
Cost of investments purchased:
Held to maturity fixed maturities	(199,781)	—
Available for sale fixed maturities	(11,937,668)	(30,228,282)
Equity securities	(14,236,990)	(15,644,181)
Net change in short-term investments	93,340	(1,986,227)
Purchase of land, property and leasehold improvements	(241,806)	(101,533)

Net cash provided by (used in) investing activities	11,378,518	(8,979,972)

Cash flows from financing activities:
Issuance of shares from exercise of stock options	38,880	—
Repayments of note payable to bank	—	(500,000)

Net cash provided by (used in) financing activities	38,880	(500,000)

Net decrease in cash	(1,756,457)	(1,644,747)
Cash at beginning of period	4,528,875	3,791,267

Cash at end of period	$2,772,418	$2,146,520

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,051,429	$824,567

Federal income taxes	$1,307,000	$—

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

We prepared the condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of the Company as of September 30, 2006 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results of operations for the full 2006 fiscal year.

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

2.	Recently Issued Accounting Standards

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. The Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3.	Sale of Affiliate

On August 31, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of its wholly owned subsidiary, American Legal Publishing Corporation (“ALPC”), to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. On September 1, 2006, the Purchaser made a principal payment to the Company on the Promissory Note in the amount of $345,000, bringing the remaining principal balance of the Promissory Note to $125,000 which is to be repaid in six monthly installments and bears interest at an annual rate of 8.0%.

The Purchaser was organized by Steven G. Wolf, who has served as President of ALPC since 1984 and as a director of ALPC since 2000. Mr. Wolf and certain other employees of ALPC collectively own a significant equity interest in the Purchaser.

In conjunction with the Sale, on August 31, 2006, the Company also made an investment (the “Investment”) in the Purchaser in

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
the amount of $250,000, consisting of (1) a $137,500 cash purchase of equity securities of the Purchaser and (2) a $112,500 loan to the Purchaser in the form of a subordinated convertible promissory note (the “Convertible Note”). The Convertible Note is to be repaid on August 31, 2016 (if not previously converted), bears interest at an annual rate of 8.0% and is convertible at any time at the option of the Company into additional equity securities of the Purchaser.

In connection with the Sale and the Investment, the Company recorded a realized gain of approximately $2.4 million ($1.6 million after tax) during the third quarter of 2006.

4.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.40% and 7.86% at September 30, 2006 and 2005, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.42% and 8.07% at September 30, 2006 and 2005, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended September 30, 2006 and 2005 was $370,127 and $297,219, respectively, and $1,053,417 and $830,161 for the nine months ended September 30, 2006 and 2005, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. As of September 30, 2006, the Company was in compliance with all such covenants.

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

5.	Stock Option Accounting

The Company maintains two equity compensation plans (collectively, the “Plans”) for the benefit of certain of its officers, directors, employees, consultants and advisors. During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees and directors, including grants of stock options, to be recognized in net income based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the nonvested portion of previously granted awards outstanding as of the date of adoption. The results for prior periods have not been restated.

The Company has stock options outstanding and exercisable at September 30, 2006 under two equity compensation plans, each of which has been approved by our shareholders.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 266,500 common shares were outstanding at September 30, 2006 and expire at various dates from 2007 to 2013 and range in option price per share from $3.88 to $6.25. Of the options for 266,500 common shares outstanding, 32,000 have been granted to our non-employee directors and 234,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.
The 2002 Stock Incentive Plan (the “2002 Plan”) provides for awards, including grants of options, covering up to an aggregate of 600,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, options for 561,000 common shares were outstanding at September 30, 2006 and expire at various dates from 2012 to 2016 and range in option price per share from $4.50 to $8.00. Of the options for 561,000 common shares outstanding, 12,000 have been granted to our non-employee directors and 549,000 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes.
All stock options (1) are granted with an exercise price equal to the market price of the Company’s common shares on the date of grant; (2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period; and (4) with respect to non-employee directors, vest and become exercisable after one full year of continuous service.
The fair value of options granted by the Company during the nine months ended September 30, 2006 were estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporated ranges of assumptions such as risk free rate, expected life, expected volatility and dividend yield. The risk-free rate was based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzed historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities were based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, the Company excluded from its historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating the expected volatility of its common shares in the future. As the Company does not anticipate paying any cash dividends to holders of its common shares in the foreseeable future, a 0% dividend yield was used in the Black-Scholes model. The following table provides the range of assumptions used for options valued during the nine months ended September 30, 2006:

Risk-free interest rate	4.94%-5.01%
Expected life	6 years
Expected volatility	32.01%-32.10%
Dividend yield	0%
The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ service period. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company recorded equity-based compensation expense for the three and nine months ended September 30, 2006 in the amount of $68,450 ($45,177 net of tax) and $145,842 ($96,256 net of tax), respectively, which is classified within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes all stock option activity for the Company under the Plans from January 1, 2006 through September 30, 2006:

		Weighted-average
		exercise price
	Shares	per common share

Outstanding at January 1, 2006	613,500	$5.33
Granted	232,000	6.00
Exercised	(8,000)	4.86
Expired	(2,000)	3.38
Cancelled	(8,000)	5.33

Outstanding at September 30, 2006	827,500	$5.52

Vested and exercisable at September 30, 2006	419,300	$4.98

As of September 30, 2006, vested and exercisable stock options had an aggregate intrinsic value of $322,861 with a weighted-average remaining contractual term of approximately 4.4 years. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s last reported bid quotation for the common shares in the “Pink Sheets” as of September 30, 2006 ($5.75), which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes nonvested stock option activity for the Company under the Plans from January 1, 2006 through September 30, 2006:

		Weighted-average
		grant date fair value
	Shares	per common share

Nonvested at January 1, 2006	236,600	$2.05
Granted	232,000	2.48
Vested	(58,400)	1.75
Expired	—	—
Cancelled	(2,000)	1.70

Nonvested at September 30, 2006	408,200	$2.33

As of September 30, 2006, the total compensation cost related to nonvested stock options not yet recognized was $844,770. The weighted-average period over which this cost is expected to be recognized is approximately 3.6 years.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Fair Value Disclosures — Prior to the Adoption of SFAS No. 123(R)

Prior to the first quarter of 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no compensation expense was recognized in net income, as all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had adopted the fair value recognition provisions of SFAS No. 123(R) for three months and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$1,501,631	$3,180,340
Deduct: Total equity-based compensation expense determined under “fair value” based method for all awards, net of related tax effects	(14,297)	(57,222)

Pro forma net income	$1,487,334	$3,123,118

Net income per common share:
Basic, as reported	$0.30	$0.64
Basic, pro forma	$0.30	$0.63
Diluted, as reported	$0.30	$0.63
Diluted, pro forma	$0.30	$0.62
6.	Other Comprehensive Income

The pre-tax and related federal income tax effects of each component of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2006
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2006	$1,257,762	$427,640	$830,122
Less: reclassification adjustments for gains realized in net income	1,690	575	1,115

Net unrealized holding gains	1,256,072	427,065	829,007

Other comprehensive income	$1,256,072	$427,065	$829,007

	Three Months Ended September 30, 2005
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2005	$(478,733)	$(162,769)	$(315,964)
Less: reclassification adjustments for gains realized in net income	26,140	8,888	17,252

Net unrealized holding losses	(504,873)	(171,657)	(333,216)

Other comprehensive loss	$(504,873)	$(171,657)	$(333,216)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Nine Months Ended September 30, 2006
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2006	$571,602	$194,345	$377,257
Less: reclassification adjustments for gains realized in net income	83,469	28,379	55,090

Net unrealized holding gains	488,133	165,966	322,167

Other comprehensive income	$488,133	$165,966	$322,167

	Nine Months Ended September 30, 2005
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2005	$(121,446)	$(41,292)	$(80,154)
Less: reclassification adjustments for gains realized in net income	1,283,589	436,420	847,169

Net unrealized holding losses	(1,405,035)	(477,712)	(927,323)

Other comprehensive loss	$(1,405,035)	$(477,712)	$(927,323)

7.	Reinsurance

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

Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with certain insurance carriers whereby the Company assumed and ceded 50% of the applicable waste surety bond business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 15, 2006, the reinsurance arrangement was amended whereby the Company’s assumed participation was increased from 25% to 50%.

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

A reconciliation of direct to net premiums, on both a written and earned basis, for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006		2005		2006		2005
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$14,643,353	$13,795,814	$18,070,111	$13,675,825	$42,523,390	$38,525,511	$44,026,558	$39,066,956
Assumed	621,772	582,600	967,267	1,043,234	2,290,713	2,277,912	2,869,937	3,365,775
Ceded	(2,750,298)	(1,958,315)	(1,947,983)	(947,977)	(6,909,299)	(4,552,197)	(5,135,600)	(2,935,195)

Total	$12,514,827	$12,420,099	$17,089,395	$13,771,082	$37,904,804	$36,251,226	$41,760,895	$39,497,536

The amounts of recoveries pertaining to reinsurance that were deducted from losses and loss adjustment expenses (“LAE”) incurred during the three months ended September 30, 2006 and 2005 were $795,213 and $274,966, respectively, and $2,662,481 and $970,524 during the nine months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006 and 2005, ceded reinsurance decreased commission expense by $300,420 and $138,895, respectively, and $1,061,834 and $745,519 during the nine months ended September 30, 2006 and 2005, respectively.

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

Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. As discussed below, during 2006, arbitrations with three of the insurance carriers concluded. The following is a description of the last pending arbitration proceeding as of September 30, 2006:

Highlands Arbitration. Highlands Insurance Company (“Highlands”), one of the insurance carriers, was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire, American Healthcare Insurance Company and various Lloyds Syndicates. In November 2005, the Company responded to this demand by seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.

Arbitration Developments as of September 30, 2006.

Aegis Arbitration. During 2004, the Company entered into an arbitration proceeding with Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
agreements, monetary damages for the claims that were paid by the Company under the agreements and other appropriate relief. Aegis was seeking to recover certain of its losses from the Company under the reinsurance agreements. On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis. As a result of this settlement agreement, the Company recorded reserve redundancies of approximately $0.2 million during the first quarter of 2006. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises (“SFAS 60”),” management recorded this change in reserves during the first quarter of 2006 as a change in estimate.

Sirius Arbitration. During 2004, the Company entered into an arbitration proceeding with Sirius America Insurance Company (“Sirius”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius was seeking to recover certain of its losses from the Company under the reinsurance agreement. On July 26, 2006, the Company entered into a settlement agreement with Sirius resolving all disputes between the Company and Sirius relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bonds issued by Sirius. As a result of this settlement agreement, the Company recorded reserve deficiencies of approximately $0.1 million during the third quarter of 2006. In accordance with SFAS No. 60, management recorded this change in reserves during the third quarter of 2006 as a change in estimate.

Harco Arbitration. During 2004, the Company entered into an arbitration proceeding with Harco National Insurance Company (“Harco”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreement and other appropriate relief. Harco was seeking to recover certain of its losses from the Company under the reinsurance agreement. The arbitration hearing concluded in July 2006. In August 2006, the arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Based on the Final Order and the most recent loss reports provided by Harco, the Company recorded reserve deficiencies of approximately $0.6 million and return premiums of approximately $0.3 million during the third quarter of 2006. In accordance with SFAS No. 60, management recorded these changes during the third quarter of 2006 as a change in estimate.

Highlands Development. During the third quarter of 2006, the Company received information indicating that Highlands and the U.S. Department of Homeland Security (“DHS”) reached a global settlement concerning Highlands’ immigration bond obligations, which settlement is subject to the approval of the court in which the receivership is pending. Based on this information, the Company recorded reserve redundancies of approximately $0.1 million during the third quarter of 2006. In accordance with SFAS No. 60, management recorded this change in reserves during the third quarter of 2006 as a change in estimate.

Loss and LAE Reserves. As of September 30, 2006, the Company recorded its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from Harco and Highlands. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
	2006	2005
Bail Bonds:
Case reserves	$0.5	$12.1
Incurred but not reported (“IBNR”) reserves	3.8	5.4

Total bail bond reserves	4.3	17.5

Immigration Bonds:
Case reserves	0.1	0.7
IBNR reserves	1.2	1.4

Total immigration bond reserves	1.3	2.1

Total loss and LAE reserves	$5.6	$19.6

The decrease in loss and LAE reserves from $19.6 million at December 31, 2005 to $5.6 million at September 30, 2006 was primarily due to loss payments made by the Company during 2006 in connection with the Aegis and Sirius settlements and the Harco Final Order.

Discontinued bond program losses and LAE were $1.0 million and $3.8 million during the first nine months of 2006 and 2005, respectively. The 2006 year-to-date loss of $1.0 million was primarily attributable to the Harco Final Order. The $3.8 million of

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
losses and LAE recorded in the first nine months of 2005 consisted of an increase in reserves primarily due to a global settlement agreement entered into in 2005 between DHS and Aegis for its immigration bond obligations.

We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of September 30, 2006. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of September 30, 2006. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at September 30, 2006 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.

Given the uncertainties of the outcome of the Highlands arbitration, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.

8.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$2,104,531	$1,501,631	$5,038,520	$3,180,340

Income available to common shareholders, assuming dilution	2,104,531	1,501,631	5,038,520	3,180,340

Weighted average common shares outstanding	4,977,830	4,972,700	4,974,429	4,972,700
Adjustments for dilutive securities:
Dilutive effect of outstanding options	88,010	10,859	84,914	64,878

Diluted common shares	5,065,840	4,983,559	5,059,343	5,037,578

Net income per common share:
Basic	$0.42	$0.30	$1.01	$0.64
Diluted	$0.42	$0.30	$1.00	$0.63
Earnings per share excludes options underlying the purchase of 373,000 shares and 562,500 shares for the three months ended September 30, 2006 and 2005, respectively, and 373,000 shares and 143,000 shares for the nine months ended September 30, 2006 and 2005, respectively, as their inclusion would have been antidilutive.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended
	September 30, 2006
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing (1)	Agency	Total

Revenues from external customers	$12,356,517	$485,642	$—	$12,842,159
Intersegment revenues	—	—	248,107	248,107
Interest revenue	987,856	—	593	988,449
Interest expense	—	320	—	320
Depreciation and amortization	112,981	17,380	—	130,361
Segment profit	780,560	24,073	248,619	1,053,252
Federal income tax expense (benefit)	(4,046)	9,772	84,531	90,257

	Three Months Ended
	September 30, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$14,043,450	$776,950	$5,812	$14,826,212
Intersegment revenues	1,470	—	280,836	282,306
Interest revenue	873,937	—	1,426	875,363
Interest expense	—	480	—	480
Depreciation and amortization	73,433	24,507	—	97,940
Segment profit	2,324,665	112,391	290,996	2,728,052
Federal income tax expense	565,367	40,522	98,939	704,828

	Nine Months Ended
	September 30, 2006
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing (1)	Agency	Total

Revenues from external customers	$36,644,585	$2,255,558	$—	$38,900,143
Intersegment revenues	—	—	835,413	835,413
Interest revenue	2,924,333	—	1,618	2,925,951
Interest expense	17	1,286	—	1,303
Depreciation and amortization	298,568	68,130	—	366,698
Segment profit	4,814,064	317,366	827,435	5,958,865
Federal income tax expense	933,326	114,251	281,328	1,328,905
Segment assets	116,602,256	—	300,701	116,902,957

	Nine Months Ended
	September 30, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$41,166,538	$2,502,998	$22,387	$43,691,923
Intersegment revenues	4,410	—	906,496	910,906
Interest revenue	2,293,729	—	1,952	2,295,681
Interest expense	126	1,441	—	1,567
Depreciation and amortization	265,826	69,830	—	335,656
Segment profit	3,970,267	431,670	919,710	5,321,647
Federal income tax expense	785,788	153,790	312,249	1,251,827
Segment assets	122,670,856	1,888,920	1,647,857	126,207,633

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

(1)	As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company sold ALPC, its municipal code publishing segment, on August 31, 2006. The municipal code publishing segment in the above table represent results through August 31, 2006.
The following table provides a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Total revenues for reportable segments	$14,078,715	$15,983,881	$42,661,507	$46,898,510
Parent company gain	14,029	17,757	120,083	241,645
Net realized gain on sale of affiliate	2,449,391	—	2,449,391	—
Elimination of intersegment revenues	(248,107)	(282,306)	(835,413)	(910,906)

Total consolidated revenues	$16,294,028	$15,719,332	$44,395,568	$46,229,249

Profit
Total profit for reportable segments	$1,053,252	$2,728,052	$5,958,865	$5,321,647
Parent company loss, net of intersegment eliminations	(670,498)	(767,827)	(1,664,594)	(1,329,239)
Net realized gain on sale of affiliate	2,449,391	—	2,449,391	—

Total consolidated income before income taxes	$2,832,145	$1,960,225	$6,743,662	$3,992,408

Assets
Total assets for reportable segments			$116,902,957	$126,207,633
Parent company assets			6,195,429	3,904,591
Elimination of intersegment receivables			(3,063,147)	(3,149,276)

Total consolidated assets			$120,035,239	$126,962,948

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related Highlands arbitration, the ongoing SEC private investigation and the concentrations of ownership of the Company’s common shares by members of the Sokol family, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and other risk factors identified in our filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
OVERVIEW
Bancinsurance is a specialty property insurance holding company incorporated in the State of Ohio in 1970. The Company has two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Until August 31, 2006, the Company also had a municipal code publishing business segment. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described in “Overview-Sale of Affiliate” below and in Note 3 to the Condensed Consolidated Financial Statements. These segments are described in more detail below.
Products and Services
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property/casualty insurance company. Our principal sources of revenue are premiums for insurance policies and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of The Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct product lines: (1) automobile lender/dealer; (2) unemployment compensation; and (3) waste industry.
Our automobile lender/dealer product line offers three types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrowers’ insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold to auto dealers, lenders and lessors and provides coverage on either an individual or portfolio basis.
Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations. Our bonded service program was discontinued at the end of 2003 and replaced by our UCassure® program.
Our waste industry products (“WIP”) consist of surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes waste surety bond business under two quota share reinsurance arrangements. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed waste surety bond coverage with two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 15, 2006, the reinsurance arrangement was further amended whereby the Company’s assumed participation was increased from 25% to 50%. In addition to assuming business, the Company also writes surety bonds on a direct basis and then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
The Company has certain other specialty products which consist primarily of service contracts and other surety products. In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Overview-Discontinued Bond Program” below and Note 7 to the Condensed Consolidated Financial Statements.
The Company sells its insurance products through multiple distribution channels, including three managing general agents, approximately thirty independent agents and direct sales.
Municipal Code Publishing. On August 31, 2006, the Company sold its wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), which codifies, publishes, supplements and distributes ordinances for over 1,900 municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which includes electronic publishing, document imaging and internet hosting services. See “Overview-Sale of Affiliate” below and Note 3 to the Condensed Consolidated Financial Statements for more information concerning this transaction.
Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing and servicing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.
Sale of Affiliate
On August 31, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of ALPC to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. On September 1, 2006, the Purchaser made a principal payment to the Company on the Promissory Note in the amount of $345,000, bringing the remaining principal balance of the Promissory Note to $125,000 which is to be repaid in six monthly installments and bears interest at an annual rate of 8.0%.
The Purchaser was organized by Steven G. Wolf, who has served as President of ALPC since 1984 and as a director of ALPC since 2000. Mr. Wolf and certain other employees of ALPC collectively own a significant equity interest in the Purchaser.
In conjunction with the Sale, on August 31, 2006, the Company also made an investment (the “Investment”) in the Purchaser in the amount of $250,000, consisting of (1) a $137,500 cash purchase of equity securities of the Purchaser and (2) a $112,500 loan to the Purchaser in the form of a subordinated convertible promissory note (the “Convertible Note”). The Convertible Note is to be repaid on August 31, 2016 (if not previously converted), bears interest at an annual rate of 8.0% and is convertible at any time at the option of the Company into additional equity securities of the Purchaser.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In connection with the Sale and the Investment, the Company recorded a realized gain of approximately $2.4 million ($1.6 million after tax) during the third quarter of 2006.
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
Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. As discussed below, during 2006, arbitrations with three of the insurance carriers concluded. The following is a description of the last pending arbitration proceeding as of September 30, 2006:
Highlands Arbitration. Highlands Insurance Company (“Highlands”), one of the insurance carriers, was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire, American Healthcare Insurance Company and various Lloyds Syndicates. In November 2005, the Company responded to this demand by seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.
Arbitration Developments as of September 30, 2006.
Aegis Arbitration. During 2004, the Company entered into an arbitration proceeding with Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreements, monetary damages for the claims that were paid by the Company under the agreements and other appropriate relief. Aegis was seeking to recover certain of its losses from the Company under the reinsurance agreements. On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis. As a result of this settlement agreement, the Company recorded reserve redundancies of approximately $0.2 million during the first quarter of 2006. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises (“SFAS 60”),” management recorded this change in reserves during the first quarter of 2006 as a change in estimate.
Sirius Arbitration. During 2004, the Company entered into an arbitration proceeding with Sirius America Insurance Company (“Sirius”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius was seeking to recover certain of its losses from the Company under the reinsurance agreement. On July 26, 2006, the Company entered into a settlement agreement with Sirius resolving all disputes between the Company and Sirius relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bonds issued by Sirius. As a result of

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
this settlement agreement, the Company recorded reserve deficiencies of approximately $0.1 million during the third quarter of 2006. In accordance with SFAS No. 60, management recorded this change in reserves during the third quarter of 2006 as a change in estimate.
Harco Arbitration. During 2004, the Company entered into an arbitration proceeding with Harco National Insurance Company (“Harco”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreement and other appropriate relief. Harco was seeking to recover certain of its losses from the Company under the reinsurance agreement. The arbitration hearing concluded in July 2006. In August 2006, the arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Based on the Final Order and the most recent loss reports provided by Harco, the Company recorded reserve deficiencies of approximately $0.6 million and return premiums of approximately $0.3 million during the third quarter of 2006. In accordance with SFAS No. 60, management recorded these changes during the third quarter of 2006 as a change in estimate.
Highlands Development. During the third quarter of 2006, the Company received information indicating that Highlands and the U.S. Department of Homeland Security (“DHS”) reached a global settlement concerning Highlands’ immigration bond obligations, which settlement is subject to the approval of the court in which the receivership is pending. Based on this information, the Company recorded reserve redundancies of approximately $0.1 million during the third quarter of 2006. In accordance with SFAS No. 60, management recorded this change in reserves during the third quarter of 2006 as a change in estimate.
Loss and LAE Reserves. As of September 30, 2006, the Company recorded its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from Harco and Highlands. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
	2006	2005
Bail Bonds:
Case reserves	$0.5	$12.1
Incurred but not reported (“IBNR”) reserves	3.8	5.4

Total bail bond reserves	4.3	17.5

Immigration Bonds:
Case reserves	0.1	0.7
IBNR reserves	1.2	1.4

Total immigration bond reserves	1.3	2.1

Total loss and LAE reserves	$5.6	$19.6

The decrease in loss and LAE reserves from $19.6 million at December 31, 2005 to $5.6 million at September 30, 2006 was primarily due to loss payments made by the Company during 2006 in connection with the Aegis and Sirius settlements and the Harco Final Order.
Discontinued bond program losses and LAE were $1.0 million and $3.8 million during the first nine months of 2006 and 2005, respectively. The 2006 year-to-date loss of $1.0 million was primarily attributable to the Harco Final Order. The $3.8 million of losses and LAE recorded in the first nine months of 2005 consisted of an increase in reserves primarily due to a global settlement agreement entered into in 2005 between DHS and Aegis for its immigration bond obligations.
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of September 30, 2006. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of September 30, 2006. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at September 30, 2006 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Given the uncertainties of the outcome of the Highlands arbitration, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
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
Recently Issued Accounting Standards
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. The Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Nine Months Ended September 30,
	2005-2006
	Three Months Ended		Nine Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$(1,350,983)	(9.8)%	$(3,246,310)	(8.2)%
Net investment income	18,722	2.1%	437,245	18.7%
Net realized gains on investments	(24,450)	(93.5)%	(1,200,120)	(93.5)%
Gain on sale of affiliate	2,449,391	100.0%	2,449,391	100.0%
Management fees	(217,336)	(93.9)%	44,589	8.7%
Total revenues	574,696	3.7%	(1,833,681)	(4.0)%
Losses and LAE	672,838	10.7%	(2,173,257)	(10.7)%
Commissions, other insurance expenses, and general and administrative expenses	(827,298)	(12.7)%	(2,463,558)	(13.0)%
Income before federal income taxes	871,920	44.5%	2,751,254	68.9%
Net income	602,900	40.2%	1,858,180	58.4%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net income for the third quarter 2006 was $2,104,531, or $0.42 per diluted share, compared to $1,501,631, or $0.30 per diluted share, for the third quarter 2005. The most significant factor that influenced the period-over-period comparison was the sale of ALPC during the third quarter 2006 which generated a $2.4 million net realized gain ($1.6 million after tax or $0.32 per diluted share). Partially offsetting this gain was a $0.8 million increase in underwriting losses from the discontinued bond program during the third quarter 2006 primarily as a result of the Harco Final Order.
For the first nine months of 2006, net income was $5,038,520, or $1.00 per diluted share, compared to $3,180,340, or $0.63 per diluted share, for the same period last year. The most significant factors contributing to the year-over-year comparison were the gain on the sale of ALPC of $2.4 million ($1.6 million after tax or $0.32 per diluted share), a decrease in losses and LAE of $2.8 million for the discontinued bond program, and a $1.2 million decrease in net realized gain on investments.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for property/casualty insurance companies. The Company’s specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses less management fees to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition costs are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses less management fees to premiums earned. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and a GAAP basis for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
GAAP:
Loss ratio	56.4%	46.1%	50.7%	52.1%
Expense ratio(1)	44.5%	43.6%	43.7%	46.5%

Combined ratio	100.9%	89.7%	94.3%	98.6%

Statutory:
Loss ratio	56.4%	46.1%	50.7%	52.1%
Expense ratio	44.0%	38.7%	42.6%	50.3%

Combined ratio	100.4%	84.8%	93.3%	102.4%

(1)	The 2005 GAAP expense ratio amounts as previously reported have been adjusted to reflect management fees as part of the calculation.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 Compared to September 30, 2005
Net Premiums Earned. Net premiums earned declined 9.8%, or $1,350,983, to $12,420,099 for the third quarter 2006, compared to $13,771,082 a year ago due primarily to decreases in premiums earned for ULI and the discontinued bond program.
ULI net premiums earned decreased 13.6%, or $1,068,730, to $6,769,806 for the third quarter 2006 compared to $7,838,536 a year ago. ULI premiums decreased due primarily to a general agent transferring half of its production to other insurance carriers in the second half of 2005 (the “Transferred Business”), combined with the cancellation of a financial institution customer at the end of second quarter 2006.
CPI net premiums earned decreased 14.9%, or $80,386, to $457,978 for the third quarter 2006 from $538,364 a year ago primarily due to a decline in lending volume for certain financial institution customers.
GAP net premiums earned increased slightly to $2,799,524 for the third quarter 2006 compared to $2,771,281 a year ago due to rate and volume increases with existing customers.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
UC net premiums earned remained relatively flat at $1,398,520 for the third quarter 2006 compared to $1,377,390 a year ago.
WIP net premiums earned remained relatively flat at $1,167,468 for the third quarter 2006 compared to $1,189,036 a year ago.
Discontinued bond program net premiums earned decreased $233,437 primarily due to the Harco Final Order.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions primarily because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 2.1%, or 18,722, to $914,325 for the third quarter 2006 from $895,603 a year ago.
Net realized gains on investments decreased 93.5%, or $24,450, to $1,690 for the third quarter 2006 from $26,140 a year ago due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. There were no impairment charges included in net realized gains on investments during the third quarter 2006 or 2005. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Gain on Sale of Affiliate. In connection with the sale of ALPC, the Company recorded a net realized gain of approximately $2.4 million ($1.6 million after tax) during the third quarter of 2006. See “Overview-Sale of Affiliate” above and Note 3 to the Condensed Consolidated Financial Statements for more information concerning this transaction.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 37.5%, or $291,308, to $485,642 for the third quarter 2006 from $776,950 a year ago. The decrease was primarily due to the sale of ALPC on August 31, 2006. See “Overview-Sale of Affiliate” above and Note 3 to the Condensed Consolidated Financial Statements for more information concerning this transaction.
Management Fees. Pursuant to the terms of certain UC surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with a cost containment service firm designed to control the unemployment compensation costs of the employers enrolled in this UC program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firm as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees decreased 93.9%, or $217,336, to $14,063 for the third quarter 2006 from $231,399 a year ago due to an increase in unemployment activity. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Total losses and LAE increased 10.7%, or $672,838, to $6,953,382 for the third quarter 2006 from $6,280,544 a year ago primarily due to an increase in losses and LAE of $561,179 on the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 7 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE increased 1.8%, or $111,659, to $6,288,788 for the third quarter 2006 from $6,177,129 a year ago.
ULI losses and LAE decreased 2.0%, or $85,009, to $4,120,414 for the third quarter 2006 from $4,205,423 a year ago due primarily to a decrease in business.
CPI losses and LAE increased 74.9%, or $60,333, to $140,918 for the third quarter 2006 from $80,585 a year ago primarily due to a decline in business and favorable loss development in the third quarter 2005.
GAP losses and LAE increased 5.2%, or $81,982, to $1,654,471 for the third quarter 2006 from $1,572,489 a year ago, due primarily to the growth in the business.
UC losses and LAE increased 28.2%, or $56,201, to $255,387 for the third quarter 2006 from $199,186 a year ago primarily due to an increase in losses for our discontinued bonded service program.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
WIP losses and LAE remained relatively flat at $116,747 for the third quarter 2006 compared to $118,904 a year ago.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses, and General and Administrative Expenses. Commission expense decreased 11.9%, or $433,441, to $3,219,171 for the third quarter 2006 from $3,652,612 a year ago primarily due to the decline in ULI commissions associated with the Transferred Business. Other insurance operating expenses and general and administrative expenses were down 13.8%, or $393,857, to $2,452,339 for the third quarter 2006 from $2,846,196 a year ago primarily due to a decrease in audit and legal expenses associated with the withdrawal of our former independent registered public accounting firm in the prior year. This decrease was partially offset by an increase in compensation expense as well as higher legal expenses associated with the discontinued bond program arbitrations during the third quarter 2006 compared to the prior year.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 32.5%, or $221,334, to $460,723 for the third quarter 2006 from $682,057 a year ago, as the Company sold ALPC in the third quarter 2006. See “Overview-Sale of Affiliate” above and Note 3 to the Condensed Consolidated Financial Statements for more information concerning this transaction.
Interest Expense. Interest expense increased 26.4%, or $78,570, to $376,268 for the third quarter 2006 from $297,698 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 25.7% and 23.4% for the third quarter 2006 and 2005, respectively. The increase is attributable to the ratio of growth in income from operations when compared to tax-exempt investment income for each period.
GAAP Combined Ratio. For the third quarter 2006, the combined ratio increased to 100.9% from 89.7% a year ago. The loss ratio increased to 56.4% for the third quarter 2006 from 46.1% a year ago principally due to the increase in losses and LAE for the discontinued bond program. Excluding the discontinued bond program, the Company’s loss ratio was 51.0% for the third quarter 2006 compared to 45.4% for the same period last year. This increase in the loss ratio (excluding the discontinued bond program) was primarily attributable to an increase in the loss ratio for our ULI product line. The expense ratio increased to 44.5% for the third quarter 2006 from 43.6% for the same period last year primarily due to the decrease in management fees.
Nine Months Ended September 30, 2006 Compared to September 30, 2005
Net Premiums Earned. Net premiums earned declined 8.2%, or $3,246,310, to $36,251,226 for the first nine months of 2006 from $39,497,536 a year ago. Net premiums earned decreased for ULI, CPI, WIP and the discontinued bond program. These decreases were partially offset by an increase in our GAP product line. The UC product line remained relatively flat.
ULI net premiums earned decreased 15.0%, or $3,393,779, to $19,270,363 for the first nine months of 2006 from $22,664,142 a year ago. The decline was caused primarily by the Transferred Business, lower lending volumes for certain financial institution customers, cancellation of a customer and an increase in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. An increase in experience rating adjustments results in a decrease to net premiums earned whereas a decrease in experience rating adjustments results in a positive impact to net premiums earned. Experience rating adjustments increased for the first nine months of 2006 when compared to the same period last year primarily due to the timing of experience rated payouts. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth.
CPI net premiums earned decreased 31.3%, or $538,474, to $1,179,622 for the first nine months of 2006 from $1,718,096 a year ago primarily due to a decline in lending volume for certain financial institution customers.
GAP net premiums earned grew 17.2%, or $1,219,331, to $8,311,008 for the first nine months of 2006 from $7,091,677 a year ago. This growth was primarily due to purchases of GAP coverage by new customers, as well as rate and volume increases with existing customers.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
UC net premiums earned remained relatively flat at $4,151,986 for the first nine months of 2006 compared to $4,152,633 a year ago.
WIP net premiums earned declined 8.9%, or $328,427, to $3,379,979 for the first nine months of 2006 from $3,708,406 a year ago primarily due to our decreased participation in the waste surety program effective January 1, 2005.
Discontinued bond program net premiums earned decreased $221,463 primarily due to the Harco Final Order.
Investment Income. Net investment income increased 18.7%, or $437,245, to $2,779,790 for the first nine months of 2006 from $2,342,545 a year ago. This improvement was due to growth in fixed income investments combined with a higher after-tax yield as a result of rising interest rates.
Net realized gains on investments decreased 93.5%, or $1,200,120, to $83,469 for the first nine months of 2006 from $1,283,589 a year ago due to the timing of sales of equity securities. Impairment charges included in net realized gains on investments during the first nine months of 2006 were $7,310. There were no impairment charges included in net realized gains on investments during the first nine months of 2005. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Gain on Sale of Affiliate. In connection with the sale of ALPC, the Company recorded a net realized gain of approximately $2.4 million ($1.6 million after tax) during the third quarter of 2006. See “Overview-Sale of Affiliate” above and Note 3 to the Condensed Consolidated Financial Statements for more information concerning this transaction.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 9.9%, or $247,440, to $2,255,558 for the first nine months of 2006 from $2,502,998 a year ago. The decrease was primarily due to the sale of ALPC on August 31, 2006. See “Overview-Sale of Affiliate” above and Note 3 to the Condensed Consolidated Financial Statements for more information concerning this transaction.
Management Fees. Our management fees increased 8.7%, or $44,589, to $556,274 for the first nine months of 2006 from $511,685 a year ago as a result of favorable unemployment experience and pricing actions. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 10.7%, or $2,173,257, to $18,125,320 for the first nine months of 2006 from $20,298,577 a year ago. This decline was mostly due to a decrease in losses and LAE of $2,811,021 for the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 7 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE increased 3.9%, or $637,764, to $17,172,750 for the first nine months of 2006 from $16,534,986 a year ago primarily due to an increase in losses and LAE for our ULI and GAP product lines which were partially offset by a decrease in losses and LAE for our CPI, UC, and WIP businesses.
ULI losses and LAE increased 3.0%, or $342,623, to $11,709,105 for the first nine months of 2006 from $11,366,482 a year ago primarily due to favorable loss development in the prior year.
CPI losses and LAE decreased 27.0%, or $157,327, to $424,647 for the first nine months of 2006 from $581,974 a year ago due primarily to the decline in premiums.
GAP losses and LAE increased 17.5%, or $624,754, to $4,193,027 for the first nine months of 2006 from $3,568,273 a year ago, consistent with the growth in the business.
UC losses and LAE decreased 17.6%, or $112,803, to $528,547 for the first nine months of 2006 from $641,350 for the same period last year due primarily to a decrease in losses and LAE from the discontinued bonded service program.
WIP losses and LAE decreased 9.0%, or $33,466, to $337,370 for the first nine months of 2006 from $370,836 a year ago, consistent with the decrease in net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Commissions, Other Insurance Operating Expenses, and General and Administrative Expenses. Commission expense decreased 14.0%, or $1,456,668, to $8,941,535 for the first nine months of 2006 from $10,398,203 a year ago primarily due to the decline in ULI commissions associated with the Transferred Business. Other insurance operating expenses and general and administrative expenses were down 11.7%, or $1,006,890, to $7,588,131 for the first nine months of 2006 from $8,595,021 a year ago primarily due to a decline in audit and legal expenses associated with the withdrawal of our former independent registered public accounting firm in the prior year. This decrease was partially offset by higher legal expenses associated with the discontinued bond program arbitrations in the first nine months of 2006 compared to the prior year combined with an increase in compensation expense.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 8.3%, or $175,062, to $1,936,384 for the first nine months of 2006 from $2,111,446 a year ago. The decrease was primarily due to the sale of ALPC on August 31, 2006. See “Overview-Sale of Affiliate” above and Note 3 to the Condensed Consolidated Financial Statements for more information concerning this transaction.
Interest Expense. Interest expense increased 27.2%, or $226,942, to $1,060,536 for the first nine months of 2006 from $833,594 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 25.3% and 20.3% for the first nine months of 2006 and 2005, respectively. The increase is attributable to the ratio of growth in income from operations when compared to tax-exempt investment income for each period.
GAAP Combined Ratio. For the first nine months of 2006, the combined ratio improved to 94.3% from 98.6% a year ago. The loss ratio improved to 50.7% for the first nine months of 2006 from 52.1% a year ago principally due to the decrease in losses and LAE for the discontinued bond program. Excluding the discontinued bond program, the Company’s loss ratio was 48.1% for the first nine months of 2006 compared to 42.5% for the same period last year. The increase in the loss ratio (excluding the discontinued bond program) was primarily attributable to prior year favorable loss development for our ULI product line. The expense ratio improved to 43.7% for the first nine months of 2006 compared to 46.5% a year ago primarily due to the decrease in other insurance operating expenses and the decrease in ULI commissions associated with the Transferred Business.
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
Incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the higher level of gas prices could lower the market value of less fuel efficient vehicles. If used car prices continue to decline, the “gap” between the value of the vehicle and the outstanding loan balance would increase and thus the severity of our GAP losses would increase. The Company has taken pricing actions to help mitigate the effect of these trends.
Automobile sale volumes are projected to be lower for the 2006 fiscal year which could result in fewer automobile financings among our lender/dealer customers. As a result, premium volume could decline if our lender/dealer customers are impacted by such trend. During the third quarter of 2005, one of our managing general agents moved a portion of its ULI and GAP premium in an effort to more evenly distribute its business with existing insurance carriers. As a result, the Company expects a decline in premiums earned of $3.0 million and a decline in losses, commissions and premium taxes incurred of approximately $2.5 million for this managing general agent for fiscal year 2006 when compared to fiscal year 2005. In addition, a ULI financial institution customer cancelled its policy at the end of second quarter 2006. As a result, the Company expects a decline in premiums earned of $0.8 million and a decline in losses, commission and premium taxes incurred of approximately $0.7 million for this customer for fiscal year 2006 when compared to fiscal year 2005.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Unemployment Compensation and Other Specialty Products
The Company believes that there has been a stabilization of benefit charge levels in our UC product customer base; however, if unemployment levels rise, we could experience lower management fees and/or increased losses for our UC products. Furthermore, any developments on the discontinued bond program and related Highlands arbitration could have a material impact on our results of operations and/or financial condition.
Expenses and Investments
The Company experienced a higher level of expenses during 2005 partly due to legal fees related to the Audit Committee’s independent investigation of our former independent auditors’ withdrawal of its audit reports as well as audit fees related to the re-audits of the Company’s 2002 through 2004 financial statements. We believe these represent one-time expenses. As a result, the Company would anticipate a decline in expenses in 2006; however, it should be noted that the Company anticipates it will continue to incur legal costs for the Highlands arbitration and the SEC private investigation.
If interest rates continue to rise during 2006, it would increase the level of interest expense on the Company’s trust preferred debt and any borrowings under its revolving line of credit. See “Liquidity and Capital Resources” below for more information concerning our trust preferred debt and revolving line of credit. In addition, a rise in interest rates could decrease the fair value of the Company’s fixed income investment portfolio.
Over the past several years, the Company has benefited from net realized gains from sales of investments which are mostly attributable to sales of equity securities. As the Company has reduced its net unrealized gain position in its equity portfolio, we do not anticipate the same level of net realized gains on investments that have been experienced in the past few years.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of September 30, 2006 and December 31, 2005, the Company’s capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	September 30,	December 31,
	2006	2005
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	35,625,035	30,079,626

Total capitalization	$51,090,035	$45,544,626

Ratio of total debt obligations to total capitalization	30.3%	34.0%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.40% and 7.86% at September 30, 2006 and 2005, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.42% and 8.07% at September 30, 2006 and 2005, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of September 30, 2006, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2009 with no outstanding balance at September 30, 2006 and December 31, 2005. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of September 30, 2006, the Company was in compliance with all such covenants.
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
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At September 30, 2006, total cash and short-term investments were approximately $11.6 million and gross loss and LAE reserves, excluding the discontinued bond program, were approximately $6.5 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 7 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $5.6 million at September 30, 2006. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations when compared to trends of prior periods and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related Highlands arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
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
Cash flows (used in) provided by operating activities totaled $(13,173,855) and $7,835,225 for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used was primarily the result of an increase in paid losses for the discontinued bond program, ceded reinsurance payments and management fee payments to our cost containment service firm, which were partially offset by a decrease in commissions paid as well as a decrease in audit and legal expenses related to the withdrawal of our former independent registered public accounting firm in the prior year. The increase in paid losses for the discontinued bond program was primarily due to the Aegis and Sirius settlements and the Harco Final Order (see “Overview-Discontinued Bond Program” and Note 7 to the Condensed Consolidated Financial Statements for additional information concerning these arbitrations).
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of The Ohio Department of Insurance (the “Department”). During 2006, the maximum

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $3,478,274.
Ohio Indemnity is subject to a Risk Based Capital test applicable to property/casualty insurers. The Risk Based Capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of September 30, 2006.
Given the Company’s historic cash flows and current financial condition, management believes that the cash flows from operating and investing activities over the next year will provide sufficient liquidity for the operations of the Company.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
DISCLOSURES ABOUT MARKET RISK
During the three and nine months ended September 30, 2006, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2005. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $7,310 in impairment charges included in net realized gains on investments for the nine months ended September 30, 2006 compared to zero for the same period a year ago. Additional impairments within the portfolio during 2006 are possible if current economic and financial conditions worsen.
The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at September 30, 2006 and December 31, 2005 distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and greater than twelve months.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2006	Value	Loss	Value	Loss	Value	Loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$99,344	$215	$548,453	$1,651	$647,797	$1,866
Obligations of states and political subdivisions	4,775,350	19,178	7,427,488	45,594	12,202,838	64,772
Corporate securities	399,520	480	3,734,586	137,779	4,134,106	138,259

Total fixed maturities	5,274,214	19,873	11,710,527	185,024	16,984,741	204,897
Equity securities	127,661	4,269	4,693,904	260,585	4,821,565	264,854

Total	$5,401,875	$24,142	$16,404,431	$445,609	$21,806,306	$469,751

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2005	Value	Loss	Value	Loss	Value	Loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,193,047	$32,627	$1,034,547	$16,348	$5,227,594	$48,975
Obligations of states and political subdivisions	17,398,953	112,464	1,709,875	30,659	19,108,828	143,123
Corporate securities	3,865,760	74,391	—	—	3,865,760	74,391

Total fixed maturities	25,457,760	219,482	2,744,422	47,007	28,202,182	266,489
Equity securities	4,793,807	403,593	708,780	39,315	5,502,587	442,908

Total	$30,251,567	$623,075	$3,453,202	$86,322	$33,704,769	$709,397

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
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for the losses to be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Ultimate loss reserve estimates for assumed reinsurance are dependent upon and based primarily on reports received by the Company from the underlying ceding insurers. These reports are the primary basis for the Company’s reserving estimates.
As discussed in “Overview-Discontinued Bond Program” above and in Note 7 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $5.6 million at September 30, 2006. Given the uncertainties of the outcome

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
of the Highlands arbitration, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
For the Company’s assumed WIP program, the Company is recording loss and LAE reserves using a loss ratio reserving methodology. The loss ratio method calculates a reserve based on expected losses in relation to premiums earned. The expected loss ratio for the program was selected using expected loss information provided by the ceding insurer.
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
For our UC, WIP and other specialty product lines, the Company prepared estimates of loss and LAE reserves based on certain actuarial and other assumptions related to the ultimate cost expected to settle such claims.
We record reserves on an undiscounted basis. Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.
In establishing our reserves, we tested our data for reasonableness, such as ensuring there are no outstanding case reserves on closed claims, and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data. For the third quarter of 2006, we did not experience any significant change in the number of claims paid that was inconsistent with our business (other than claims related to the discontinued bond program), average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in the respective years.
The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC, WIP and other specialty product lines. As of September 30, 2006, our indicated gross loss and LAE reserve range for lender/dealer products was $4.1 million to $4.8 million and our recorded loss and LAE reserves were $4.4 million.
Codification and Subscription Revenue and Expense Recognition
Revenue from municipal code contracts is recognized on the percentage-of-completion method: completion is measured based on the percentage of direct labor costs incurred to date compared to estimated direct labor costs for each contract. While we use available

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Under this method, the costs incurred and the related revenues are included in the income statement as work progresses. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. If a revised estimate indicates a loss, such loss is provided for in its entirety. The amount by which revenues are earned in advance of contractual collection dates is an unbilled receivable and the amount by which contractual billings exceed earned revenues is deferred revenue which is carried as a liability. As the Company sold ALPC on August 31, 2006, this is a critical accounting policy through that date only. See “Overview-Sale of Affiliate” above and Note 3 to the Condensed Consolidated Financial Statements for information concerning this transaction.
Equity-Based Compensation Expense
The fair value of options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model is utilized by the Company to calculate equity-based compensation expense and it uses various assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however for options granted after February 4, 2005, the Company excludes the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating expected volatility of its common shares in the future. Dividend yield is based on historical dividends as well as Company plans to pay dividends in the foreseeable future. See Note 5 to the Condensed Consolidated Financial Statements for information concerning the Company’s equity-based compensation expense.
Legal Matters
The Company is involved in various legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if management believes it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on the Company’s financial position and/or results of operations, such estimates are considered to be critical accounting estimates.
OFF-BALANCE SHEET ARRANGEMENTS
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 to the Condensed Consolidated Financial Statements and Part I Item 2 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Discontinued Bond Program and Overview-Ongoing SEC Investigation” for information concerning the discontinued bond program arbitrations and the SEC private investigation.
In October 2006, the Company commenced arbitration against Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleges that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company is seeking monetary damages in excess of $21 million. E&Y has counterclaimed, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. No arbitration panel has yet been constituted. The Company does not believe this dispute will have a material adverse effect on our business, financial condition and/or operating results.
In addition, the Company is involved in various other legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if management believes it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on the Company’s financial position and/or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at September 30, 2006 that for each of the various other legal proceedings in which we were involved, the conditions mentioned above were not met. As such, no accrual was recorded. The Company will continue to evaluate all legal matters as additional information becomes available.
Item 1A. Risk Factors
During the nine months ended September 30, 2006, there were no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 with the exception of the following:
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
Item 6. Exhibits

Exhibits
10.1	Bancinsurance Corporation 2006 Fiscal Year Executive Officer Compensation Plan (reference is made to Exhibit 10.1 of Current Report on form 8-K filed July 24, 2006 (file number 0-8738) which is incorporated herein).

10.2	Stock Purchase Agreement between A.L.P. Acquisition Co. and Bancinsurance Corporation dated August 31, 2006 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed September 7, 2006 (file number 0-8738) which is incorporated herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION
(Registrant)

Date: November 8, 2006	By:	/s/ Si Sokol

Si Sokol
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Matthew C. Nolan

Matthew C. Nolan
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)