Form 10-K
period 2006-12-31
BANCINSURANCE CORP
filed 2007-03-07
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Registrant’s telephone number, including area code (614) 220-5200
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
YES ☐     NO ☑
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $11,989,326.
The number of the registrant’s common shares outstanding as of February 7, 2007 was 5,005,700.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Shareholders to be held on May 30, 2007 are incorporated by reference into Part III of this report.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
2006 FORM 10-K

FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related Highlands arbitration, the ongoing SEC private investigation and the concentrations of ownership of the Company’s common shares by members of the Sokol family, and other risk factors identified in our filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
PART I
ITEM 1. BUSINESS
GENERAL/OVERVIEW
Bancinsurance Corporation is an Ohio insurance holding company primarily engaged in the underwriting of specialized property/casualty insurance products through our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), an Ohio corporation. Ohio Indemnity is licensed to transact business in 48 states and the District of Columbia. Until August 31, 2006, the Company also had a municipal code publishing business segment. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described in “General/Overview-Sale of Affiliate” below and in Note 1 to the Consolidated Financial Statements. In addition, our wholly-owned subsidiary, Ultimate Services Agency, LLC (“USA”), an Ohio limited liability company which we formed in July 2002, is a property/casualty insurance agency. Financial information for our business segments for the three years ended December 31, 2006 is included in Note 24 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.
General information about Bancinsurance is available on the Company’s website, www.bancins.com. Information on our website is not and should not be considered part of this Annual Report on Form 10-K.
PRODUCTS AND SERVICES
Ohio Indemnity Company
The majority of our net premiums written and premiums earned are derived from three distinct product lines offered by Ohio Indemnity: (1) automobile lender/dealer; (2) unemployment compensation; and (3) waste industry. In 2006, we had net premiums earned of $49,106,653 with 79% attributable to our lender/dealer products, 12% attributable to our unemployment compensation products and 9% attributable to our waste industry products.
Automobile Lender/Dealer Products. Our automobile lender/dealer line offers three types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. ULI insures against damage to pledged collateral in cases where the collateral is not otherwise insured. Our standard ULI policy covers physical damage to the collateral in an amount not to exceed the lesser of the collateral’s fair market value or the outstanding loan balance. This blanket vendor single interest policy is generally written to cover the lending institution’s complete portfolio of collateralized personal property loans, which generally consists of automobile loans. Certain ULI policies are eligible for experience rated and retrospective rated refunds based on loss experience. We also offer supplemental insurance coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender’s collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral. During 2006, we provided ULI coverage to approximately 400 lending institutions. The premiums charged for ULI are based on claims experience, loan volumes and general market conditions. ULI products represented 53%, 56% and 69% of our net premiums earned during 2006, 2005 and 2004, respectively.

Second, creditor placed insurance (“CPI”) provides an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers an automobile lender’s loan portfolio through tracking individual borrowers’ insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. The lender then charges the premium to the borrower. The National Association of Insurance Commissioners (“NAIC”) developed a “model act” for CPI in 1996 and several states have adopted its provisions. The model act helped to clarify program parameters that are acceptable to regulators. Our CPI product complies with the model act. During 2006, we provided CPI coverage to approximately 35 lending institutions. CPI products represented 3%, 5% and 4% of our net premiums earned during 2006, 2005 and 2004, respectively.
Third, guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The “gap” results from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long-term loans (60-84 months) and low trade-in prices contribute to such “gap” amounts. GAP insurance policies insure lenders, lessors and auto dealers who waive “gap” amounts and elect to purchase GAP insurance to cover the risk assumed by making the waiver. We offer two primary forms of GAP insurance products. First, voluntary GAP insurance policies are sold to lenders, lessors and auto dealers who in turn sell such policies directly to the borrower when a vehicle is purchased or leased. Second, blanket GAP insurance policies are sold to lessors who typically waive “gap” amounts on all of their leases. During 2006, we provided GAP coverage to approximately 800 lenders, lessors and auto dealers. GAP products represented 23%, 19% and 11% of our net premiums earned during 2006, 2005 and 2004, respectively.
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
During 2006, we provided UC insurance coverage to approximately 100 customers. UC products represented 12%, 11% and 10% of our net premiums earned during 2006, 2005 and 2004, respectively.
Waste Industry Products. Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under two quota share reinsurance arrangements. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. In addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($3.6 million during 2006). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
During 2006, we provided WIP coverage to approximately 80 customers. WIP represented 9%, 9% and 4% of our net premiums earned during 2006, 2005 and 2004, respectively.
The Company has certain other specialty products which consist primarily of service contracts and other surety products. Net premiums earned for these products were $251,191, $258,798 and $159,439 during 2006, 2005 and 2004, respectively. In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview-Discontinued Bond Program” below and Note 16 to the Consolidated Financial Statements.
We sell our insurance products through multiple distribution channels, including three managing general agents, approximately thirty-five independent agents and direct sales.

American Legal Publishing Corporation
On August 31, 2006, the Company sold its wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), which codifies, publishes, supplements and distributes ordinances for municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which includes electronic publishing, document imaging and internet hosting services. ALPC represented 4%, 6% and 7% of our total revenues during 2006, 2005 and 2004, respectively. See “General/Overview-Sale of Affiliate” below and Note 1 to the Consolidated Financial Statements for more information concerning this transaction.
Ultimate Services Agency, LLC
In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing and servicing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.
SALE OF AFFILIATE
On August 31, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of ALPC to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. On September 1, 2006, the Purchaser made a principal payment to the Company on the Promissory Note in the amount of $345,000, bringing the remaining principal balance of the Promissory Note to $125,000 which is to be repaid in six monthly installments and bears interest at an annual rate of 8.0%. As of December 31, 2006, the principal balance of the promissory note was $62,500.
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
In connection with the Sale and the Investment, the Company recorded a net realized gain of approximately $2.5 million ($1.7 million after tax) for the period ended December 31, 2006.
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

Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer’s premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $67,969, $115,790 and $4,435,659 for the years ended December 31, 2006, 2005 and 2004, respectively.
Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer’s premiums (along with the associated risk) was ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $2,266,090, $1,727,303 and $894,717 for the years ended December 31, 2006, 2005 and 2004, respectively.
Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with certain insurance carriers whereby the Company assumed and ceded 50% of certain waste surety bond business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company’s assumed participation was increased from 25% to 50%. Under this program, the Company assumed premiums earned of $3,283,690, $4,302,509 and $1,980,492 during 2006, 2005 and 2004, respectively. Also, the Company ceded premiums earned of $1,235,624, $679,563 and $131,051 for the years ended December 31, 2006, 2005, and 2004, respectively.
Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a guaranteed auto protection insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $1,987,640, $734,435 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.
In addition to the above, the Company has other reinsurance arrangements including two automobile lender/dealer PORC quota share arrangements, several quota share arrangements for certain contract and escrow surety bond business and a reinsurance arrangement for a vehicle service contract program. Under these arrangements, the Company ceded premiums earned of $708,430, $927,455 and $1,113,639 for the years ended December 31, 2006, 2005 and 2004, respectively. Also, the Company assumed premiums earned of $60,535, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.
From 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview-Discontinued Bond Program” below and Note 16 to the Consolidated Financial Statements.
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

All insurance companies must file annual financial statements (statutory basis) in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. In March and April of 2005, the Department conducted a targeted on-site examination of Ohio Indemnity’s discontinued bond program and statutory financial condition at December 31, 2004. On September 12, 2005, the Department issued its targeted on-site examination report and no adjustments to the statutory financial statements were required as a result of the examination. In December 2006, the Department initiated its regular examination of Ohio Indemnity which is currently ongoing.
Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state’s insurance department. As of December 31, 2006, we have securities with a carrying value of $4,538,220 deposited with eleven state insurance departments. The deposits, typically required by a state’s insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.
Ohio Insurance Holding Company System Regulation
We are also subject to the Ohio Insurance Holding Company System Regulatory Act, as amended (the “Ohio Insurance Holding Company Act”), which requires that notice of the proposed payment of any dividend or other distribution by Ohio Indemnity be given to the Ohio Superintendent of Insurance within five business days of its declaration and at least ten days prior to payment. If such dividend or distribution is paid from other than earned surplus or the dividend or distribution, together with any other dividends or distributions made within the preceding 12 months, exceed the greater of: (1) 10% of Ohio Indemnity’s statutory surplus as of the immediately preceding December 31, or (2) the statutory net income of Ohio Indemnity for the immediately preceding calendar year, notice of the proposed dividend or distribution must be given to the Superintendent at least 30 days prior to payment, and the Superintendent may disapprove the dividend or distribution within the 30 day period following receipt of such notice.
Pursuant to the Ohio Insurance Holding Company Act, no person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Bancinsurance or Ohio Indemnity, unless the Ohio Superintendent of Insurance has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer’s financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, under the Ohio Insurance Holding Company Act, certain other material transactions involving Ohio Indemnity and its affiliates must be disclosed to the Ohio Superintendent of Insurance not less than 30 days prior to the effective date of the transaction. The Superintendent may elect not to approve such transaction within such 30-day period if it does not meet the required standards. Transactions requiring approval by the Superintendent include: sales, purchases, or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required under the Ohio Insurance Holding Company Act to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. We believe that we are in compliance with the Ohio Insurance Holding Company Act and the related regulations.
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
The NAIC applies a risk-based capital test to property/casualty insurers. Ohio also applies the NAIC risk-based capital test. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2006.
Other Regulatory Matters
Broker Contingent Commission. In 2004, the New York attorney general began an investigation into insurance broker activities connected with contingent commission agreements. The investigation led to lawsuits and prompted other attorney generals and state insurance departments to conduct further investigations. We have not received any formal inquiries from any state attorney general and/or insurance department. The NAIC has proposed a model act on these agreements for agents and brokers, and several states have indicated they will adopt the model act or some variation of the proposed act. We continue to closely monitor all proposals.
Federal Insurance Charter. The Commerce Committee of the United States Senate has held hearings on federal involvement in the regulation of the insurance industry. The hearings included a discussion of a proposed federal charter that would allow companies to operate under federal, rather than state, regulation. Any proposed legislation could have a significant impact on the insurance industry, and we continue to monitor all proposals. We anticipate there will be further legislative activity during 2007.

EMPLOYEES
As of February 7, 2007, we employed approximately 33 full-time employees and one part-time employee. None of our employees are represented by a collective bargaining agreement, and we are not aware of any efforts to unionize our employees.
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
Economic Factors Impacting our Specialty Insurance Products
The majority of our premium revenues are dependent on the demand for our customers’ automobile financing programs. Increased automobile sales generally cause increased demand for automobile financing and, in turn, our lender/dealer products. Our ULI claims experience is impacted by the rate of loan defaults, bankruptcies and automobile repossessions among our customers. As delinquency dollars rise, our claims experience is expected to increase. In addition, the state of the used car market has a direct impact on our GAP claims. As used car prices decline, there is a larger gap between the balance of the loan/lease and the actual cash value of the automobile, which results in higher severity of our GAP claims. Our UC products are impacted by unemployment levels. As unemployment levels rise, we could experience an increase in the frequency of claims. Such economic factors could have a material adverse effect on our business, financial condition and/or operating results.
Concentration in Specialty Insurance Products
Due to our focus on insuring specialty risks, such as lender collateral protection, unemployment compensation and waste industry bonds, our operations could be more exposed than our more diversified competitors to the effects of changes in economic, competitive or regulatory conditions affecting such specialty markets. These changes may include, but are not limited to, economic downturns, increased competition and the enactment and enforcement of federal and state regulations that may adversely impact these markets. Such factors could have a material adverse effect on our business, financial condition and/or operating results.
Geographic Concentration
We are licensed to operate in 48 states and the District of Columbia. The percentage of our direct premiums written that related to policies issued to customers in Ohio, Rhode Island, Connecticut, Michigan, California, Massachusetts and New York were 28.2%, 11.9%, 9.5%, 7.2%, 6.7%, 6.7% and 5.6%, respectively, for the year ended December 31, 2006. Therefore, a significant percentage of our revenues (75.8%) are concentrated in a small number of states, and our revenues and profitability are subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less profitable for us to do business in Ohio, Rhode Island, Connecticut, Michigan, California, Massachusetts, New York and the other states in which we operate.
Reinsurance Risk
Historically, we have used reinsurance to increase our underwriting capacity and align the interests of our business partners with the Company’s interests. Our reinsurance facilities generally are subject to annual renewal. We are subject to credit risk with respect to our reinsurers, as the ceding of risk to reinsurers does not relieve us of our primary liability to our insureds. Although we place our reinsurance with reinsurers we believe to be financially stable and/or obtain collateral on our reinsurance, a significant reinsurer’s inability or unwillingness to make payment under the terms of a reinsurance treaty could have a material adverse effect on our business, financial condition and/or operating results.
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
•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques; and

•	changes in legal standards and claim settlement practices.
Consequently, we could under price risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. Such factors could have a material adverse effect on our business, financial condition and/or operating results.
Reliance on General Agents
Approximately $15.2 million (27.4%) of our direct premiums written for 2006 were distributed amongst four general agents as follows: $5.8 million (10.5%), $4.7 million (8.5%), $3.0 million (5.4%) and $1.7 million (3.0%). These general agents are not obligated to promote the Company’s insurance programs and may sell competitors’ insurance programs. As a result, our business depends in part on the marketing efforts of these general agents and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these agents. In addition, these relationships may be discontinued, or if they do continue, they may not remain profitable for us. A loss of all or substantially all the business produced by one or more of these general agents could have a material adverse effect on our business, financial condition and/or operating results.
General Agents May Exceed Their Authority
One of our general agents underwrites policies on a binding authority basis. This agent produced $3.0 million (5.4%) of our direct premiums written during 2006. Binding authority business poses the risk that policies may be quoted and bound by the general agent prior to our underwriting review. If the general agent exceeds this authority by binding us on a risk that does not comply with our underwriting guidelines, we are at risk for claims that occur under that policy during the period from its issue date until we review the policy and cancel it. Such risks could have a material adverse effect on our business, financial condition and/or operating results.
Risk of Fraud or Negligence with our Insurance Agents
We rely, in part, on insurance agents to sell our insurance products and services. During 2006, our insurance agents produced approximately 44% of our direct premiums written. Because we use independent insurance agents, we are at risk that the agents will engage in negligent or fraudulent acts, including:
•	binding Ohio Indemnity and not reporting the policies and related premium to Ohio Indemnity;

•	failing to accurately report premiums and/or claims to Ohio Indemnity;

•	failing to obtain collateral and/or monitor insurance risk;

•	failing to return commissions to Ohio Indemnity in situations where commissions have been advanced and should be returned to Ohio Indemnity based on the financial performance of the agents’ business; and

•	financial hardship (i.e. liquidity problems, bankruptcy, liquidation, etc.) of the agent which could lead to lost business and/or increased loss exposure for Ohio Indemnity.
Any such negligent or fraudulent acts could have a material adverse effect on our business, financial condition and/or operating results.
Importance of Industry Ratings
Ohio Indemnity received an “A-” (Excellent) annual rating in December 2006 from A.M. Best. A.M. Best generally assigns ratings based on an insurance company’s ability to pay policyholder obligations (not based on protection of investors) and focuses on capital adequacy, loss and loss expense reserve adequacy and operating performance. If our performance in these areas decline, A.M. Best could downgrade our rating. A downgrade of our rating could cause our current and future insurance agents and insureds to choose other, more highly rated competitors. In addition, we believe that not having an “A-” rating or better could impact an agents’ or customers’ willingness to place business with Ohio Indemnity.

Importance of Treasury Listing
Ohio Indemnity is currently listed on the United States Treasury Department’s listing of approved surety companies (“Treasury Listing”). This listing is required for all surety companies who issue or reinsure surety bonds naming the United States government or any branch or agency of the United States government as the obligee. The Treasury Listing also establishes a company’s maximum underwriting amount on any one surety bond based on its capital and surplus. Many governmental entities, both federal and non-federal, that issue landfill licenses and permits will accept surety bonds only from insurance companies that are on the Treasury Listing. If Ohio Indemnity’s Treasury Listing were revoked, or if its surety bond limit were reduced, it would eliminate or reduce the Company’s ability to write and assume business under the waste surety bond program and certain other surety bond programs. This could have a material adverse effect on our business, financial condition and/or operating results.
Regulation
General. Ohio Indemnity is subject to regulation by governmental agencies in Ohio, its domiciliary state, and the 48 other states and the District of Columbia in which Ohio Indemnity is licensed or admitted to sell insurance. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, licensing of insurers and their agents, authorized lines of business, capital and surplus requirements, rate and form approvals, claims practices, mandated participation in shared markets, reserve requirements, insurer solvency, investment criteria, underwriting limitations, affiliate transactions, dividend limitations, changes in control and a variety of other financial and non-financial matters. Significant changes in these laws and regulations could adversely affect our ability to operate and/or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect our ability to achieve some or all of our business objectives. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.
Required Licensing. We operate under insurance licenses issued by various state insurance authorities. Regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to the application of a regulation, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.
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
Transactions Between Our Insurance Subsidiary and Affiliates. We operate as an insurance holding company. Transactions between Ohio Indemnity and other members of our holding company system generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to operate efficiently.

Dependence on Our Insurance Subsidiary to Meet Our Obligations
We are a holding company and a legal entity separate and distinct from our insurance subsidiary. As a holding company without significant operations of our own, our principal sources of our funds are dividends and other payments from our subsidiaries which include, among others, Ohio Indemnity. State insurance laws limit the ability of Ohio Indemnity to pay dividends and require Ohio Indemnity to maintain specified minimum levels of statutory capital and surplus. In general, these restrictions limit the aggregate amount of dividends or other distributions that Ohio Indemnity may declare or pay within any twelve-month period without advance regulatory approval. Generally, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. As a result, we may not be able to receive dividends from Ohio Indemnity at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders and/or corporate expenses. During 2006, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $4,915,331.
Severe Weather Conditions and Other Catastrophes
Our property business is exposed to the risk of severe weather conditions and other catastrophes such as severe winter weather, tornadoes, windstorms, earthquakes, hail and ice storms, thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in an increase in the number of claims incurred as well as the amount of reimbursement sought by claimants. During 2006, we were not materially impacted by severe weather. It is possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, financial condition and/or operating results.
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
Default on Debt Covenants Could Impact our Financial Condition
A default under the terms of our trust preferred debt or revolving line of credit covenants could require us to make immediate payment on our outstanding debt. Such an event could have a material adverse effect on our business, financial condition and/or operating results.
Dependence on Key Executives
Our future success will depend, in large part, upon the efforts of our executive officers and other key personnel. We rely substantially upon our executive officers and other key personnel. Our future success will also depend on our ability to attract and retain additional executives and key personnel as necessary. The loss of any of these officers or other key personnel or our inability to attract and retain qualified personnel could prevent us from implementing our business strategies.
Reliance on Information Technology and Telecommunications Systems
Our business is dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could disrupt our operations and materially impact our ability to write and process new and renewal business, provide customer service or pay claims in a timely manner. These factors could have a material adverse effect on our business, financial condition and/or operating results.
Controlling Interest of the Sokol Family
Si Sokol, John S. Sokol and Saul Sokol, together with their immediate family members and a trust organized for the benefit of and controlled by the Sokol family, beneficially own approximately 61% of our common shares as of December 31, 2006. As a result, the Sokol family is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of many corporate transactions or other matters submitted to our shareholders for approval. The interests of the Sokol family may differ from the interests of our other shareholders in some respects.
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
Litigation
The Company is involved in various lawsuits and legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. We provide accruals for these items to the extent that we deem the losses probable and reasonably estimable. The outcome of litigation is subject to numerous uncertainties. As a result, the ultimate resolution of these legal proceedings could have a material adverse effect on our business, financial condition and/or operating results and could divert the efforts and attention of management from the Company’s ordinary business operations.
Automobile Service Contract Program
During 2003, the Company began issuing insurance policies which guarantee the performance of two automobile service contract providers (the “Providers”). The Providers are owned and managed by a common group. The Company issues insurance policies for business produced by the Providers in five states. Our insurance policy guarantees the fulfillment of the Providers’ obligation under the service contract. Under the program, the Providers carry the related assets and reserves and are responsible for the premiums and claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under a reinsurance arrangement, the Company cedes 100% of this business to another insurance carrier. In addition, the Company obtained collateral in the form of a letter of credit to secure its obligations under the program. In February 2007, the Company was notified that one of the Providers entered into an assignment for the benefit of creditors liquidation and that no new business is being produced by that Provider. The Company, with the assistance of its outside actuary, has estimated its potential exposure under the program to be approximately $3.0 million as of December 31, 2006. Because our estimated potential exposure is fully collateralized by a $4.3 million letter of credit and the loss exposure is 100% reinsured, we do not believe this event will have a material adverse impact to the Company. However, if the Company is required to pay claims under the program and it is unable to draw on the letter of credit and cannot collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
ITEM 2. PROPERITES
As of February 7, 2006, we leased 11,868 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2001 and expires on December 31, 2008. The lease provides for monthly rent of $13,230.
ITEM 3. LEGAL PROCEEDINGS
See Note 16 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Discontinued Bond Program and Overview-Ongoing SEC Investigation” for information concerning the discontinued bond program arbitrations and the SEC private investigation.

In October 2006, the Company commenced arbitration against E&Y, the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleges that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company is seeking monetary damages in excess of $21 million. E&Y has counterclaimed, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. No arbitration panel has yet been constituted. The Company does not believe this dispute will have a material adverse effect on our financial condition or liquidity.
In addition, the Company is involved in various other lawsuits and legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. We provide accruals for these items to the extent that we deem the losses probable and reasonably estimable. The outcome of litigation is subject to numerous uncertainties. While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future quarter or annual period, in the opinion of Company’s management, none would likely have a material adverse effect on the Company’s financial condition or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The following table sets forth (a) the high and low closing sale prices for the Company’s common shares on the Nasdaq National Market (“Nasdaq”) for the period from January 1, 2005 until February 22, 2005 and (b) the reported high and low bid quotations for the Company’s common shares in the “pink sheets” for (1) the period from February 22, 2005 until April 1, 2005 and (2) each of the quarterly periods thereafter through the fiscal years ended December 31, 2005 and 2006.

Period	High Sale	Low Sale
January 1, 2005 until February 22, 2005	$7.44	$7.04

Period	High Bid	Low Bid
February 22, 2005 until April 1, 2005	$6.00	$4.50
Quarterly period ended June 30, 2005	5.25	4.75
Quarterly period ended September 30, 2005	4.30	4.00
Quarterly period ended December 31, 2005	4.50	4.25

Period	High Bid	Low Bid
Quarterly period ended March 31, 2006	$6.60	$4.20
Quarterly period ended June 30, 2006	6.30	6.00
Quarterly period ended September 30, 2006	6.14	5.56
Quarterly period ended December 31, 2006	6.15	5.50
As previously reported, the Company’s common shares were delisted from Nasdaq at the opening of business on February 22, 2005 as a result of the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14) which requires Nasdaq issuers to include a properly executed independent auditor opinion in their Annual Reports on Form 10-K. To the Company’s knowledge, there has been no established trading market for the Company’s common shares since February 22, 2005. However, since that time, the Company’s common shares have been quoted in the “pink sheets” under the symbol “BCIS” on an unsolicited basis. On February 7, 2007, the last reported bid quotation for the Company’s common shares in the “pink sheets” was $5.60.

PERFORMANCE GRAPH
The indexed graph and table below sets forth the Company’s total shareholder return for the five-year period ending December 31, 2006 compared to the total return for the NASDAQ Composite Index and the Standard and Poor’s Property & Casualty Insurance Index during the same period, assuming a common starting point of $100 and reinvestment of dividends. Total return indices are weighted using beginning-period market capitalization for each of the reported time periods.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Bancinsurance Corporation, The NASDAQ Composite Index
And The S & P Property & Casualty Insurance Index

	Fiscal year ending December 31
	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06

Bancinsurance Corporation	100.00	98.99	154.95	147.88	90.91	122.22
Nasdaq Composite Index	100.00	71.97	107.18	117.07	120.50	137.02
S & P Property & Casualty Insurance Index	100.00	88.98	112.48	124.20	142.98	161.38
HOLDERS
The number of holders of record of the Company’s common shares as of February 7, 2007 was 634.
DIVIDENDS
The Company did not declare or pay any cash dividends on its outstanding common shares during the fiscal years ended December 31, 2006 and 2005. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations and financial condition, legal and regulatory restrictions, and other factors deemed relevant at the time. For a description of the restrictions on payment of dividends to us from Ohio Indemnity, see “Business-Regulation,” “Risk Factors That May Affect Future Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements.

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

2006	2005	2004	2003	2002

Income Statement Data
Net premiums earned	$49,106,653	$51,716,945	$50,064,185	$50,071,966	$42,590,321
Net investment income	3,845,064	3,302,659	2,164,115	1,599,064	1,236,138
Net realized gains (losses) on investments	55,719	1,281,755	1,094,174	822,161	(1,220,477)
Codification and subscription fees	2,255,558	3,474,668	4,005,415	3,819,221	3,324,037
Management fees	830,329	713,697	33,710	114,094	749,442
Net realized gain on sale of affiliate	2,511,891	—	—	—	—
Other income	81,428	146,786	43,123	81,653	197,278
Total revenues	58,686,642	60,636,510	57,404,722	56,508,159	46,876,739
Cumulative effect of change in accounting principle	—	—	—	—	(1,481,858)
Net income (loss)	5,474,901	6,294,074	(8,500,620)	3,909,817	889,613

Balance Sheet Data at Year End
Total cash and investments	$93,580,824	$100,085,781	$86,580,595	$76,929,462	$57,293,361
Total assets	122,288,506	128,335,835	117,060,472	115,869,736	72,703,204
Notes payable	—	27,119	540,198	53,276	2,166,355
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000	8,248,000
Shareholders’ equity	36,365,619	30,079,626	24,846,288	33,365,028	28,901,838
Common shares outstanding	4,980,700	4,972,700	4,972,700	4,920,050	5,000,291

Per Common Share Data
Diluted income (loss) before cumulative effect of change in accounting principle	$1.08	$1.26	$(1.72)	$.77	$.41
Diluted net income (loss)	1.08	1.26	(1.72)	.77	.16
Year-end book value	7.30	6.05	5.00	6.78	5.78

GAAP Ratios
Loss ratio	53.2%	45.8%	95.1%	66.1%	67.0%
Expense ratio	44.7%	47.8%	34.6%	26.0%	24.4%
Combined ratio	97.9%	93.6%	129.7%	92.1%	91.4%

Statutory Ratios
Loss ratio	53.2%	45.8%	95.1%	66.1%	67.0%
Expense ratio	43.3%	50.9%	33.3%	25.9%	25.0%
Combined ratio	96.5%	96.7%	128.4%	92.0%	92.0%
Net premiums written to statutory surplus	1.2	x	1.5	x	1.9	x	1.6	x	1.4	x

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Bancinsurance is a specialty property insurance holding company incorporated in the State of Ohio in 1970. The Company has two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Until August 31, 2006, the Company also had a municipal code publishing business segment. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described in “Overview-Sale of Affiliate” below and in Note 1 to the Consolidated Financial Statements. These segments are described in more detail below.
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
Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under two quota share reinsurance arrangements. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. In addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($3.6 million during 2006). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
The Company has certain other specialty products which consist primarily of service contracts and other surety products. In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Overview-Discontinued Bond Program” below and Note 16 to the Consolidated Financial Statements.

The Company sells its insurance products through multiple distribution channels, including three managing general agents, approximately thirty five independent agents and direct sales.
Municipal Code Publishing. On August 31, 2006, the Company sold its wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), which codifies, publishes, supplements and distributes ordinances for municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which includes electronic publishing, document imaging and internet hosting services. See “Overview-Sale of Affiliate” below and Note 1 to the Consolidated Financial Statements for more information concerning this transaction.
Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing and servicing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.
Sale of Affiliate
On August 31, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of ALPC to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. On September 1, 2006, the Purchaser made a principal payment to the Company on the Promissory Note in the amount of $345,000, bringing the remaining principal balance of the Promissory Note to $125,000 which is to be repaid in six monthly installments and bears interest at an annual rate of 8.0%. As of December 31, 2006, the principal balance of the promissory note was $62,500.
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
In connection with the Sale and the Investment, the Company recorded a net realized gain of approximately $2.5 million ($1.7 million after tax) for the period ended December 31, 2006.
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
Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. As discussed below, during 2006, arbitrations with three of the insurance carriers concluded. The following is a description of the last pending arbitration proceeding as of December 31, 2006:
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
Arbitration Developments as of December 31, 2006.
Aegis Arbitration. During 2004, the Company entered into an arbitration proceeding with Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreements, monetary damages for the claims that were paid by the Company under the agreements and other appropriate relief. Aegis was seeking to recover certain of its losses from the Company under the reinsurance agreements. On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis. As a result of this settlement agreement, the Company recorded reserve redundancies of approximately $0.2 million during 2006.
Sirius Arbitration. During 2004, the Company entered into an arbitration proceeding with Sirius America Insurance Company (“Sirius”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius was seeking to recover certain of its losses from the Company under the reinsurance agreement. On July 26, 2006, the Company entered into a settlement agreement with Sirius resolving all disputes between the Company and Sirius relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bonds issued by Sirius. As a result of this settlement agreement, the Company recorded reserve deficiencies of approximately $0.1 million during 2006.
Harco Arbitration. During 2004, the Company entered into an arbitration proceeding with Harco National Insurance Company (“Harco”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreement and other appropriate relief. Harco was seeking to recover certain of its losses from the Company under the reinsurance agreement. The arbitration hearing concluded in July 2006. In August 2006, the arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Based on the Final Order and the most recent loss reports provided by Harco, the Company recorded reserve deficiencies of approximately $2.0 million and return premiums of approximately $0.3 million during 2006.
Highlands Development. During the third quarter of 2006, the Company received information indicating that Highlands and the U.S. Department of Homeland Security (“DHS”) reached a global settlement concerning Highlands’ immigration bond obligations, which settlement is subject to the approval of the court in which the receivership is pending. Based on this information, the Company recorded reserve redundancies of approximately $0.1 million during 2006.
Loss and LAE Reserves. As of December 31, 2006, the Company recorded its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from Harco and Highlands. The following compares our loss and LAE reserves for the discontinued bond program at December 31, 2006 and December 31, 2005 (dollars in millions):

	December 31,	December 31,
	2006	2005
Bail Bonds:
Case reserves	$0.9	$12.1
Incurred but not reported (“IBNR”) reserves	4.2	5.4

Total bail bond reserves	5.1	17.5

Immigration Bonds:
Case reserves	0.1	0.7
IBNR reserves	1.2	1.4

Total immigration bond reserves	1.3	2.1

Total loss and LAE reserves	$6.4	$19.6

The decrease in loss and LAE reserves from $19.6 million at December 31, 2005 to $6.4 million at December 31, 2006 was primarily due to loss payments made by the Company during 2006 in connection with the Aegis and Sirius settlements and the Harco Final Order.
Discontinued bond program losses and LAE were $1.8 million, $0.4 and $20.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 loss of $1.8 million was primarily attributable to the Harco Final Order combined with our increase in Harco’s reported losses. The $0.4 million loss recorded during 2005 was primarily attributable to an increase in reported losses from Harco which was partially offset by a decrease in losses for Aegis due to a favorable ruling by the Aegis arbitration panel.
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of December 31, 2006. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of December 31, 2006. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at December 31, 2006 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
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
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. The Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Reinsurance Transactions
Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer’s premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $67,969, $115,790 and $4,435,659 for the years ended December 31, 2006, 2005 and 2004, respectively.
Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer’s premiums (along with the associated risk) was ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $2,266,090, $1,727,303 and $894,717 for the years ended December 31, 2006, 2005 and 2004, respectively.

Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with certain insurance carriers whereby the Company assumed and ceded 50% of certain waste surety bond business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company’s assumed participation was increased from 25% to 50%. Under this program, the Company assumed premiums earned of $3,283,690, $4,302,509 and $1,980,492 during 2006, 2005 and 2004, respectively. Also, the Company ceded premiums earned of $1,235,624, $679,563 and $131,051 for the years ended December 31, 2006, 2005, and 2004, respectively.
Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a guaranteed auto protection insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $1,987,640, $734,435 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.
In addition to the above, the Company has other reinsurance arrangements including two automobile lender/dealer PORC quota share arrangements, several quota share arrangements for certain contract and escrow surety bond business and a reinsurance arrangement for a vehicle service contract program. Under these arrangements, the Company ceded premiums earned of $708,430, $927,455 and $1,113,639 for the years ended December 31, 2006, 2005 and 2004, respectively. Also, the Company assumed premiums earned of $60,535, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.
See “Overview-Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for a description of the Company’s discontinued bond program.
See Note 16 to the Consolidated Financial Statements for additional information regarding the Company’s reinsurance.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Years ended December 31,
	2005-2006		2004-2005
	Amount	% Change	Amount	% Change
Net premiums earned	$(2,610,292)	(5.0)%	$1,652,760	3.3%
Net realized gains (losses) on investments	(1,226,036)	(95.7)%	187,581	17.1%
Net realized gain on sale of affiliate	2,511,891	100.0%	—	—
Total revenues	(1,949,868)	(3.2)%	3,231,788	5.6%
Losses and LAE	2,238,623	9.6%	(23,901,695)	(50.6)%
Commissions, other insurance expenses, and general and administrative expenses	(2,245,089)	(8.9)%	6,932,467	38.0%
Income before federal income taxes	(1,346,809)	(16.5)%	21,438,697	161.6%
Net income	(819,173)	(13.0)%	14,794,694	174.0%
Net income for 2006 was $5,474,901, or $1.08 per diluted share, compared to $6,294,074, or $1.26 per diluted share, in 2005. The decrease was primarily attributable to an increase in losses and LAE for the discontinued bond program and an increase in losses and LAE due to favorable loss development in 2005. These losses were partially offset by the $2.5 million net realized gain on the sale of ALPC during 2006. See “Overview — Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for additional information concerning the discontinued bond program. See “Overview-Sale of Affiliate” above and Note 1 to the Consolidated Financial Statements for additional information concerning the sale of ALPC.
Net income (loss) for 2005 was $6,294,074, or $1.26 per diluted share, compared to $(8,500,620), or $(1.72) per diluted share, in 2004. The most significant factor contributing to the increase in net income was a decrease in losses and LAE of approximately $19.7 million for the discontinued bond program. In addition, the Company benefited from an increase in profitability for its CPI, GAP, UC and WIP product lines and an increase in investment income when compared to 2004. These positive factors were partially offset by an increase in legal, auditing and federal income tax expenses incurred during 2005 when compared to 2004.
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

	2006	2005	2004
GAAP:
Loss ratio	53.2%	45.8%	95.1%
Expense ratio	44.7%	47.8%	34.6%

Combined ratio	97.9%	93.6%	129.7%

Statutory:
Loss ratio	53.2%	45.8%	95.1%
Expense ratio	43.3%	50.9%	33.3%

Combined ratio	96.5%	96.7%	128.4%

RESULTS OF OPERATIONS
2006 Compared to 2005
Net Premiums Earned. Net premiums earned decreased 5.0%, or $2,610,292, to $49,106,653 in 2006 from $51,716,945 the prior year due to a decline in premiums for ULI, CPI, WIP and the discontinued bond program which were partially offset by growth in our GAP and UC product lines.
ULI net premiums earned decreased 10.5%, or $3,056,573, to $26,017,984 in 2006 from $29,074,557 in 2005. ULI premiums decreased due primarily to a general agent transferring half of its production to other insurance carriers in the second half of 2005 (the “Transferred Business”), combined with lower lending volumes for certain financial institution customers and the cancellation of a ULI customer at the end of second quarter 2006.
Net premiums earned for CPI decreased 29.6%, or $683,650, to $1,623,494 in 2006 from $2,307,144 in 2005 primarily due to a decline in volume for certain financial institution customers.
Net premiums earned for GAP grew 15.3%, or $1,488,113, to $11,240,520 in 2006 from $9,752,407 in 2005. This growth was primarily due to rate and volume increases with existing customers.
Net premiums earned for UC products increased 2.3%, or 128,739, to $5,697,627 in 2006 from $5,568,888 in 2005 primarily due to an increase in volume for our excess of loss product.
Net premiums earned for WIP declined 6.9%, or $333,998, to $4,505,250 in 2006 from $4,839,248 in 2005, due primarily to the general insurance agent changing its distribution of business with the insurance carriers participating in this program.
Discontinued bond program net premiums earned declined $145,317 in 2006 compared to a year ago due to the discontinuation of this program in the second quarter of 2004. See “Overview-Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 16.4%, or $542,405, to $3,845,064 in 2006 from $3,302,659 a year ago. This improvement was primarily due to growth in average investments in 2006 compared to 2005 combined with higher yields.
Net realized gains on investments decreased 95.7%, or $1,226,036, to $55,719 in 2006 from $1,281,755 a year ago due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. Impairment charges included in net realized gains on investments were $7,310 in 2006 compared to zero a year ago. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 35.1%, or $1,219,110, to $2,255,558 in 2006 from $3,474,668 in 2005. The decrease was primarily due to the sale of ALPC on August 31, 2006 (8 months in 2006 compared to 12 months in 2005). See Overview-Sale of Affiliate” above and Note 1 to the Consolidated Financial Statements for more information concerning this transaction.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees increased 16.3%, or $116,632, to $830,329 in 2006 from $713,697 a year ago as a result of favorable unemployment experience and pricing actions. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Net Realized Gain on Sale of Affiliate. In connection with the sale of ALPC, the Company recorded a net realized gain of approximately $2.5 million ($1.7 million after tax or $0.33 per diluted share) during 2006. See “Overview-Sale of Affiliate” above and Note 1 to the Consolidated Financial Statements for more information concerning this transaction.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE increased 9.6%, or $2,238,623, to $25,574,243 in 2006 from $23,335,620 a year ago primarily due to an increase in losses and LAE of $1,344,763 for the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for additional information concerning the discontinued bond program. Excluding the discontinued bond program, losses and LAE increased 3.9%, or $893,860, to $23,806,747 in 2006 from $22,912,887 a year ago primarily due to an increase in losses and LAE for our ULI and GAP business, which was partially offset by a decrease in losses and LAE for our CPI, UC and WIP business.
ULI losses and LAE increased 7.6%, or $1,189,422, to $16,874,524 in 2006 from $15,685,102 a year ago. The increase was due primarily to favorable loss development during 2005 as a result of fewer loan defaults, bankruptcies and automobile repossessions among our ULI customers.
CPI losses and LAE decreased 32.8%, or $262,098, to $536,367 in 2006 from $798,465 a year ago which is consistent with the decline in business.
GAP losses and LAE increased 5.8%, or $294,848, to $5,383,325 in 2006 from $5,088,477 a year ago principally due to growth in the business.
Losses and LAE for our UC products decreased 35.9%, or $305,110, to $545,295 in 2006 from $850,405 a year ago primarily due to a decrease in losses for the bonded service program which was cancelled at the end of 2003.
WIP losses and LAE decreased 7.0%, or $34,028, to $449,897 in 2006 from $483,925 a year ago. This decrease is consistent with the decrease in net premiums earned as the Company records loss and LAE reserves for WIP using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense decreased 12.4%, or $1,709,942, to $12,041,054 in 2006 from $13,750,996 in 2005 primarily due to the decline in ULI commissions associated with the Transferred Business. Other insurance operating expenses and general and administrative expenses combined decreased 4.7%, or $535,147, to $10,882,039 in 2006 from $11,417,186 a year ago primarily due to a decrease in audit and legal expenses associated with the withdrawal by the Company’s former independent registered public accounting firm in 2005 combined with a decrease in legal expenses associated with the discontinued bond program arbitrations. These decreases were partially offset by an increase in compensation expense and an increase in reserves for contingent liabilities.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 31.1%, or $873,316, to

$1,936,384 in 2006 from $2,809,700 a year ago, as the Company sold APLC on August 31, 2006 (8 months in 2006 compared to 12 months in 2005). See “Overview-Sale of Affiliate” above and Note 1 to the Consolidated Financial statements for more information concerning this transaction.
Interest Expense. Interest expense increased 24.0%, or $276,723, to $1,429,086 in 2006 from $1,152,363 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 19.8% and 23.0% for 2006 and 2005, respectively. This improvement is attributable to the ratio of tax-exempt income when compared to income from operations for each year.
GAAP Combined Ratio. For 2006, the combined ratio increased to 97.9% from 93.6% a year ago. The loss ratio increased to 53.2% in 2006 from 45.8% a year ago partly due to an increase in losses and LAE for the discontinued bond program. Excluding the discontinued bond program, the Company’s loss ratio was 49.6% in 2006 compared to 45.0% a year ago. This increase was primarily attributable to prior year favorable loss development for our ULI product line. The expense ratio improved to 44.7% in 2006 from 47.8% a year ago primarily due to the decrease in ULI commissions associated with the Transferred Business.
2005 Compared to 2004
Net Premiums Earned. Net premiums earned increased 3.3%, or $1,652,760, to $51,716,945 in 2005 from $50,064,185 in 2004. Net premiums earned benefited from growth in our CPI, GAP, UC and WIP product lines, which was partially offset by premium decreases in ULI and the discontinued bond program.
ULI net premiums earned decreased 15.6%, or $5,373,145, to $29,074,557 in 2005 from $34,447,702 in 2004. The decline was due to decreased lending volume for certain of our financial institution customers, a decrease from the Transferred Business and an increase in experience rating adjustments. The experience rating adjustment is primarily influenced by ULI policy experience-to-date and premium growth. A decrease in experience rating adjustments results in a positive impact to net premiums earned whereas an increase in experience rating adjustments results in a decrease to net premiums earned. Experience rating adjustments increased for 2005 when compared to 2004 primarily due to favorable loss experience for the ULI product line. Management anticipates that experience rating adjustments will fluctuate in future periods based upon loss experience and premium growth. These decreases in ULI net premiums earned were partially offset by an increase in lending volume by several of our other financial institution customers.
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
Net premiums earned for WIP increased 129.2%, or $2,727,705, to $4,839,248 in 2005 from $2,111,543 in 2004, as we participated in this program for a full year in 2005 compared to a partial year in 2004.
Discontinued bond program net premiums earned declined $672,897 in 2005 compared to 2004 due to the discontinuation of this program in the second quarter of 2004. See “Overview-Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for additional information concerning the discontinued bond program.
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
Net realized gains on investments increased 17.1%, or $187,581, to $1,281,755 in 2005 from $1,094,174 a year ago. This increase was a combination of the timing of sales of individual securities and other-than-temporary impairments on investments. There were no impairment charges included in net realized gains on investments in 2005 compared to $535,487 in 2004. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased 13.3%, or $530,747, to $3,474,668 in 2005 from $4,005,415 in 2004. In 2004, ALPC engaged in a one-time project which generated additional fees that were not received in 2005.
Management Fees. Our management fees increased to $713,697 in 2005 from $33,710 in 2004 as a result of pricing actions, favorable unemployment experience during 2005 and cancellation of a poor performing account at the end of 2004. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 50.6%, or $23,901,695, to $23,335,620 in 2005 from $47,237,315 in 2004. This decline was mostly due to a decrease in losses and LAE of $19,738,370 for the discontinued bond program. See “Overview-Discontinued Bond Program” above and Note 16 to the Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE declined 15.4%, or $4,163,325, to $22,912,887 in 2005 from $27,076,212 in 2004 primarily due to a decrease in ULI losses and LAE which was partially offset by an increase in losses and LAE for our CPI, GAP, UC and WIP business.
ULI losses and LAE decreased 27.3%, or $5,883,795, to $15,685,102 in 2005 from $21,568,897 in 2004. The decrease was due primarily to favorable loss development during 2005 as a result of fewer loan defaults, bankruptcies and automobile repossessions among our ULI customers combined with a decrease in business.
CPI losses and LAE increased 14.0%, or $98,070, to $798,465 in 2005 from $700,395 in 2004 which is consistent with the growth in the business.
GAP losses and LAE increased 22.7%, or $941,850, to $5,088,477 in 2005 from $4,146,627 in 2004 principally due to growth in the business.
Losses and LAE for our UC products increased 98.6%, or $422,214, to $850,405 in 2005 compared to $428,191 in 2004 due to favorable loss development in 2004 on an excess of loss policy that was cancelled at the end of 2003 as well as unfavorable loss development on our bonded service program during 2005.
WIP losses and LAE increased 129.2%, or $272,771, to $483,925 in 2005 from $211,154 in 2004. This increase is consistent with the growth in WIP net premiums earned as the Company records loss and LAE reserves for WIP using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense increased 21.9%, or $2,465,946, to $13,750,996 in 2005 from $11,285,050 in 2004 principally due to the growth in GAP and WIP premiums combined with improved loss performance for one of our ULI general agents, which resulted in an increase to contingent commissions. Other insurance operating expenses and general and administrative expenses combined rose 64.3%, or $4,466,521, to $11,417,186 in 2005 from $6,950,665 in 2004 primarily due to legal fees related to the Audit Committee’s independent investigation of E&Y’s withdrawal of its audit reports, the SEC private investigation and the discontinued bond program arbitrations, as well as an increase in audit fees. We believe a significant portion of this increase represents one-time expenses.
Codification and Subscription Expenses. Codification and subscription expenses incurred by ALPC decreased 20.9%, or $741,844, to $2,809,700 in 2005 from $3,551,544 a year ago. This decrease was consistent with the decline in codification and subscription revenues and was primarily attributable to the completion of a one-time project during 2004 that generated additional expenses for last year as well as an impairment write-down of a database in the second quarter of 2004.
Interest Expense. Interest expense increased 28.8%, or $257,900, to $1,152,363 in 2005 from $894,463 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. Federal income tax expense was $1,876,571 in 2005 compared to federal income tax (benefit) of $(4,767,432) in 2004. The benefit in 2004 was primarily caused by tax losses arising from the discontinued bond program losses.
GAAP Combined Ratio. For 2005, the combined ratio decreased to 93.6% from 129.7% a year ago. The loss ratio improved to 45.8% in 2005 from 95.1% in 2004 due principally to the decrease in losses and LAE for the discontinued bond program. Excluding the discontinued bond program losses and LAE, the Company’s loss ratio was 45.0% in 2005 compared to 54.8% in 2004. This improvement was attributable to the performance of our ULI, CPI, GAP and WIP product lines. The expense ratio increased to 47.8% in 2005 from 34.6% in 2004 primarily due to an increase in commission expense and other insurance operating expenses as described above.

BUSINESS OUTLOOK
Lender/Dealer Products
We believe the national economy remains unstable. National automobile sale volumes were down in 2006 compared to 2005 which resulted in a decline in lending volumes for many our automobile lender/dealer customers. As a result, our premium volume was down in 2006 compared to 2005. If this trend continues, we could experience a premium decline in 2007 as well.
During the third quarter of 2005, one of our managing general agents moved a portion of its ULI and GAP premium in an effort to more evenly distribute its business with existing insurance carriers. As a result, the Company expects a decline in premiums earned of $1.6 million and a decline in losses, commissions and premium taxes incurred of approximately $1.3 million for this managing general agent for fiscal year 2007 when compared to fiscal year 2006. In addition, a ULI financial institution customer cancelled its policy at the end of second quarter 2006. As a result, the Company expects a decline in premiums earned of $1.9 million and a decline in losses, commission and premium taxes incurred of approximately $1.8 million for this customer for fiscal year 2007 when compared to fiscal year 2006.
If the rate of loan defaults, bankruptcies and automobile repossessions increase for our ULI customers, we would anticipate an increase in the frequency of losses for this product line. Incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the higher level of gas prices could lower the market value of less fuel-efficient vehicles. If used car prices continue to decline, the “gap” between the value of the vehicle and the outstanding loan balance would increase and thus the severity of our GAP losses would increase. The Company has taken pricing actions to help mitigate the effect of these trends.
Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this program, the CPI coverage is voluntary and is primarily for tractors and residential/commercial mowers as opposed to automobiles. The Company receives a ceding commission based on a percentage of the premiums ceded. For this reinsurance arrangement, the Company obtains collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. If the customer’s premium projections for 2007 are accurate, this program should reduce our commission expense by approximately $0.2 million to $0.3 million during 2007.
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
Since the Company began participating in the waste surety bond program in 2004 there have not been any claims to date. If the Company were to have claims experience on this program during 2007, such claims experience could have an impact to our financial performance if our reserves prove to be deficient.
As discussed above in “Risk Factors — Automobile Service Contract Program”, this program could have an impact to our 2007 financial performance if the Company is required to pay claims under the program and it is unable to draw on the letter of credit and cannot collect on the reinsurance.
Sale of Affiliate
During 2006, 2005 and 2004, ALPC had pretax income of approximately $0.3 million, $0.7 million and $0.5 million, respectively, which is included in our results of operations. As the Company sold ALPC on August 31, 2006, the operations of ALPC are no longer included in our consolidated financial statements, other than our equity investment in the Purchaser. As a result of this transaction, we do not expect our 2007 operations to include the same level of profit that was contributed by ALPC in previous years.
Expenses and Investments
During 2006, the Company experienced a high level of legal expenses associated with the discontinued bond program arbitrations. The Company anticipates it will continue to incur legal costs during 2007 for the Highlands arbitration; however, the Company believes its total bond program arbitration costs will be significantly reduced in 2007 when compared to 2006.
If interest rates continue to rise during 2007, it would increase the level of interest expense on the Company’s trust preferred debt and any borrowings under its revolving line of credit. See “Liquidity and Capital Resources” below for more information concerning our trust preferred debt and revolving line of credit. In addition, a rise in interest rates could decrease the fair value of the Company’s fixed income investment portfolio.
Based on the above, our outlook for 2007 remains cautious.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of December 31, 2006, the Company’s capital structure consists of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	2006	2005	2004

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000	7,217,000
Bank note payable	—	—	500,000

Total debt obligations	15,465,000	15,465,000	15,965,000

Total shareholders’ equity	36,365,619	30,079,626	24,846,288

Total capitalization	$51,830,619	$45,544,626	$40,811,288

Ratio of total debt obligations to total capitalization	29.8%	34.0%	39.1%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.37% and 8.44% at December 31, 2006 and 2005, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.41% and 8.58% at December 31, 2006 and 2005, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of December 31, 2006, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2009 with no outstanding balance at December 31, 2006 and December 31, 2005. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of December 31, 2006, the Company was in compliance with all such covenants.
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

Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At December 31, 2006, total cash and short-term investments were approximately $10.1 million and gross loss and LAE reserves, excluding the discontinued bond program, were approximately $7.5 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 16 to the Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.4 million at December 31, 2006. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related Highlands arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
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
Cash flows (used in) provided by operating activities totaled $(11,014,388), $14,813,168 and $8,657,804 for 2006, 2005 and 2004, respectively. The increase in cash used in 2006 (as compared to 2005) was primarily the result of an increase in paid losses for the discontinued bond program, ceded reinsurance payments and management fee payments to our cost containment service firms, which were partially offset by a decrease in commissions paid as well as a decrease in audit and legal expenses related to the withdrawal by the Company’s former independent registered public accounting firm in 2005. The increase in paid losses for the discontinued bond program was primarily due to the Aegis and Sirius settlements and the Harco Final Order (see “Overview-Discontinued Bond Program” and Note 16 to the Consolidated Financial Statements for additional information concerning these arbitrations). The increase in cash provided in 2005 (as compared to 2004) was primarily the result of an increase in investment income collected, an increase in net cash flows from contract funds on deposit and funds held under reinsurance arrangements, a decrease in paid losses and LAE and federal income taxes recovered during 2005 compared to federal income taxes paid during 2004. These increases in cash flows in 2005 were partially offset by an increase in commissions and other expenses paid and a decrease in net premiums collected compared to 2004.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of the Department. During 2007, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $4,915,331.
Ohio Indemnity is subject to a risk based capital test applicable to property/casualty insurers. The risk based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2006.
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
CONTRACTUAL OBLIGATIONS
The following table sets forth the Company’s contractual obligations at December 31, 2006:

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Trust preferred debt issued to affiliates(1)	$15,465,000	$—	$—	$—	$15,465,000
Operating leases	453,952	224,009	229,943	—	—
Loss and LAE reserves(2)	13,823,240	9,838,781	3,984,459	—	—

Total	$29,742,192	$10,062,790	$4,214,402	$—	$15,465,000

(1)	In accordance with the provisions of the debt agreements, the BIC Trust I and BIC Trust II debt obligations are redeemable at par on December 4, 2007 and September 30, 2008, respectively. The table above assumes payout at maturity date rather than redemption date.

(2)	Our loss and LAE reserves do not have contractual maturity dates; however, based on historical payment patterns, we have included an estimate of when we expect our loss and LAE reserves to be paid in the above table. The exact timing of the payment of claims cannot be predicted with certainty. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.
INFLATION
We do not consider the impact of inflation to be material in the analysis of our overall operations.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues, liabilities and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate these estimates, assumptions and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates, assumptions and judgments under different assumptions or conditions. Set forth below are the critical accounting policies that we believe require significant estimates, assumptions and judgments and are critical to an understanding of our Consolidated Financial Statements .
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

In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $7,310, $0 and $535,487 in impairment charges included in net realized gains on investments for the years ended December 31, 2006, 2005 and 2004, respectively. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. Impairments within the portfolio during 2007 are possible if current economic and financial conditions worsen. See Note 2 to the Consolidated Financial Statements for additional information with respect to securities in an unrealized loss position at December 31, 2006 and 2005.
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
As discussed in “Overview-Discontinued Bond Program” above and in Note 16 to the Consolidated Financial Statements , discontinued bond program loss and LAE reserves were $6.4 million at December 31, 2006. Given the uncertainties of the outcome of the Highlands arbitration, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
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
•	ULI — limited liability (“ULIL”)

•	ULI — non-limited liability (“ULIN”)

•	CPI

•	GAP
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
Loss and LAE Reserves at Year End. As of December 31, 2006 and 2005, gross loss and LAE reserves by product line were split between incurred but not reported (“IBNR”) and case reserves as follows:

	December 31, 2006		December 31, 2005
	IBNR	Case	IBNR	Case
ULI — limited liability (“ULIL”)	$1,451,145	$77,358	$1,655,241	$245,840
ULI — non-limited liability (“ULIN”)	267,542	558,024	206,567	1,146,213
CPI	241,706	42,131	233,212	33,879
GAP	2,515,611	40,000	2,110,875	184,766
UC	847,259	—	1,057,716	—
WIP	1,358,717	—	778,445	—
Discontinued bond program	5,483,867	882,310	6,827,179	12,798,950
Other specialty products	57,570	—	21,840	3,500

Total	$12,223,417	$1,599,823	$12,891,075	$14,413,148

The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC, WIP and other specialty product lines. As of December 31, 2006, our indicated gross loss and LAE reserve range for lender/dealer products was $3.6 million to $5.8 million and our recorded loss and LAE reserves were $5.2 million.
During 2006, reserves for incurred losses and LAE attributable to insured events of prior years increased by approximately $0.1 million as a result of re-estimation of unpaid losses and LAE principally on the Company’s discontinued bond program. An analysis of this increase is provided below.
For the discontinued bond program, the Company recorded reserve deficiencies of approximately $1.8 million during 2006. The reserve deficiencies were primarily attributable to the Harco Final Order combined with an increase in reported losses from Harco. See “Overview-Discontinued Bond Program” and Note 16 to the Consolidated Financial Statements for additional information concerning the discontinued bond program losses.
The discontinued bond program deficiencies were partially offset by reserve redundancies in our automobile lender/dealer, UC and WIP product lines. Our automobile lender/dealer line experienced the largest redundancy ( $1.1 million) which was primarily attributable to the GAP and ULIN product lines as discussed below.
GAP experienced reserve redundancies of approximately $0.6 million during 2006. The improvement in loss experience primarily related to the 2005 accident year. At December 31, 2006 and 2005, the Company’s ultimate selected loss ratio for the 2005 accident year was 58.2% and 62.3%, respectively. Changes in this key assumption occurred primarily during the first half of 2006 as the majority of our GAP losses are settled within six months from the date of loss. When estimating the ultimate loss ratio at December 31, 2005, the Company selected an ultimate loss ratio for the 2005 accident year that was comparable to previous accident years’ ultimate loss ratios. During the first half of 2006, our 2005 accident year loss experience was more favorable than previously estimated at December 31, 2005.

In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2006.
ULIN experienced reserve redundancies of approximately $0.3 million during 2006. The improvement in loss experience primarily related to the 2005 accident year. At December 31, 2006 and 2005, the Company’s ultimate selected loss ratio for the 2005 accident year was 48.2% and 48.5%, respectively. Changes in this key assumption occurred primarily during the first half of 2006 as the majority of our ULIN losses are settled within four months from the date of loss. When estimating the ultimate loss ratio at December 31, 2005, the Company selected an ultimate loss ratio for the 2005 accident year that was comparable to previous accident years’ ultimate loss ratios. During the first half of 2006, our 2005 accident year loss experience was more favorable than previously estimated at December 31, 2005. In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2006.
For our direct business, the majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the above redundancies in reserves may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this redundancy to future periods.
Codification and Subscription Revenue and Expense Recognition
Revenue from municipal code contracts is recognized on the percentage-of-completion method: completion is measured based on the percentage of direct labor costs incurred to date compared to estimated direct labor costs for each contract. While we use available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Under this method, the costs incurred and the related revenues are included in the income statement as work progresses. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. If a revised estimate indicates a loss, such loss is provided for in its entirety. The amount by which revenues are earned in advance of contractual collection dates is an unbilled receivable and the amount by which contractual billings exceed earned revenues is deferred revenue which is carried as a liability. As the Company sold ALPC on August 31, 2006, this is a critical accounting policy through that date only. See “Overview-Sale of Affiliate” above and Note 1 to the Consolidated Financial Statements for information concerning this transaction.
Equity-Based Compensation Expense
The fair value of options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model is utilized by the Company to calculate equity-based compensation expense and it uses various assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however for options granted after February 4, 2005, the Company excludes the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating expected volatility of its common shares in the future. Dividend yield is based on historical dividends. See Note 11 to the Consolidated Financial Statements for information concerning the Company’s equity-based compensation expense.
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

Forward-looking statements include statements regarding our future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related Highlands arbitration, the ongoing SEC private investigation and the concentrations of ownership of the Company’s common shares by members of the Sokol family, and other risk factors identified in our filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. The major components of market risk affecting the Company are interest rate risk, credit risk and equity risk. We have no foreign exchange risk or direct commodity risk. Our market risk sensitive instruments are entered into for purposes other than trading. During 2006, there were no material changes in our primary market risk exposures or in how these exposures were managed compared to 2005. The following is a discussion of our primary market risk exposures and how we manage those exposures. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all the risks the Company is exposed to in the ordinary course of business. For more information concerning the risks the Company is exposed to in the ordinary course of business, see “Risk Factors That May Affect Future Results” above.
Interest Rate Risk
Interest rate risk is the risk that we will incur losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our holdings of fixed maturity investments and from our debt obligations.
Investments. Interest rate risk is the risk that interest rates will change and cause a decrease in the value of the Company’s investments. We mitigate this risk by attempting to ladder the maturity schedule of our investments. At December 31, 2006, our fixed maturity portfolio had an average duration of 3.96 years (3.57 years at December 31, 2005). At December 31, 2006, we did not own any material non-investment grade securities. We believe that a high quality investment portfolio is more likely to generate stable and predictable investment returns.
The following table summarizes the projected cash flows and estimated fair values of our fixed maturity investments at December 31, 2006, which are sensitive to changes in interest rates. We have excluded short-term investments from the amounts shown below because we have determined the interest rate risk related to those instruments to be immaterial. The table also presents the average interest rate for each period presented.

	Projected Cash Flows
								December 31, 2006
						There-		Estimated
	2007	2008	2009	2010	2011	after	Total	Fair Value

Assets
Fixed maturity securities:
Held to maturity	$755,000	$1,250,000	$—	$1,250,000	$775,000	$690,000	$4,720,000	$4,850,986
Available for sale	$5,990,000	$6,710,000	$10,530,000	$12,845,000	$5,745,000	$26,620,000	$68,440,000	$68,547,886
Weighted-average interest rate:
Fixed maturity securities	4.08%	4.58%	4.30%	4.66%	4.80%	4.82%	4.62%
Debt. The market risk for our outstanding long-term debt is interest rate risk. Because our outstanding long-term debt has a floating interest rate, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2006, we had $15.5 million of debt outstanding under our trust preferred debt issued to affiliates. A 2.0% change in the prevailing interest rate on all of our floating rate debt would result in a corresponding interest expense fluctuation of approximately $300,000 on an annual basis, assuming that all of such debt is outstanding for the entire year.
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
Equity Risk
Equity risk is the potential loss in market value of our equity investments resulting from an adverse change in price. We manage this risk by focusing on a long-term, value oriented investment philosophy for our equity portfolio. Our strategy remains one of value investing, with security selection taking precedence over market timing. We also mitigate equity risk by diversifying our portfolio across industries and concentrations in any one company are limited by parameters established by senior management, as well as by regulatory requirements. As of December 31, 2006, approximately 10.2% of our investment portfolio was invested in equity securities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bancinsurance Corporation
We have audited the accompanying consolidated balance sheets of Bancinsurance Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancinsurance Corporation and subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/Daszkal Bolton LLP
Boca Raton, Florida
February 23, 2007

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
	2006	2005	2004

Revenues:
Net premiums earned	$49,106,653	$51,716,945	$50,064,185
Net investment income	3,845,064	3,302,659	2,164,115
Net realized gains on investments	55,719	1,281,755	1,094,174
Codification and subscription fees	2,255,558	3,474,668	4,005,415
Management fees	830,329	713,697	33,710
Net realized gain on sale of affiliate	2,511,891	—	—
Other income	81,428	146,786	43,123

Total revenues	58,686,642	60,636,510	57,404,722

Expenses:
Losses and loss adjustment expenses	23,806,747	22,912,887	27,076,212
Discontinued bond program losses and loss adjustment expenses	1,767,496	422,733	20,161,103
Commission expense	12,041,054	13,750,996	11,285,050
Other insurance operating expenses	9,923,782	9,989,798	6,030,136
Codification and subscription expenses	1,936,384	2,809,700	3,551,544
General and administrative expenses	958,257	1,427,388	920,529
Interest expense	1,429,086	1,152,363	894,463
Goodwill impairment	—	—	753,737

Total expenses	51,862,806	52,465,865	70,672,774

Income (loss) before federal income taxes	6,823,836	8,170,645	(13,268,052)

Federal income tax expense (benefit)	1,348,935	1,876,571	(4,767,432)

Net income (loss)	$5,474,901	$6,294,074	$(8,500,620)

Net income (loss) per share:
Basic	$1.10	$1.27	$(1.72)

Diluted	$1.08	$1.26	$(1.72)

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2006	2005

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $4,850,986 in 2006 and $4,856,624 in 2005)	$4,793,584	$4,821,629

Available for sale:
Fixed maturities, at fair value (amortized cost $67,934,779 in 2006 and $72,562,204 in 2005)	68,547,886	73,012,240

Equity securities, at fair value (cost $8,277,307 in 2006 and $7,597,066 in 2005)	9,400,247	8,043,299

Short-term investments, at cost which approximates fair value	8,263,980	8,964,738

Other invested assets	751,936	715,000

Total investments	91,757,633	95,556,906

Cash	1,823,191	4,528,875

Premiums receivable	4,534,856	5,403,960

Accounts receivable, net	—	674,357

Reinsurance recoverables	1,420,410	1,235,043

Prepaid reinsurance premiums	9,278,559	6,011,496

Deferred policy acquisition costs	9,454,410	9,678,821

Costs and estimated earnings in excess of billings on uncompleted codification contracts	—	248,035

Loans to affiliates	963,389	892,523

Intangible assets, net	—	771,013

Accrued investment income	1,133,757	1,128,104

Net deferred tax asset	254,713	485,461

Other assets	1,667,588	1,721,241

Total assets	$122,288,506	$128,335,835

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets, Continued

	December 31,
	2006	2005
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$7,457,063	$7,678,094

Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,366,177	19,626,129

Unearned premiums	37,248,196	35,579,349

Ceded reinsurance premiums payable	1,779,022	3,605,394

Experience rating adjustments payable	2,251,171	2,302,850

Retrospective premium adjustments payable	3,550,981	2,201,706

Funds held under reinsurance treaties	435,558	735,341

Contract funds on deposit	3,741,508	3,201,124

Taxes, licenses and fees payable	427,928	386,936

Current federal income tax payable	266,791	570,078

Deferred ceded commissions	1,752,278	1,337,098

Commissions payable	2,081,825	2,710,582

Billings in excess of estimated earnings on uncompleted codification contracts	—	75,108

Notes payable	—	27,119

Other liabilities	3,099,389	2,754,301

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	85,922,887	98,256,209

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—

Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at December 31, 2006 and 2005, 4,980,700 shares outstanding at December 31, 2006 and 4,972,700 shares outstanding at December 31, 2005	1,794,141	1,794,141

Additional paid-in capital	1,554,355	1,336,073

Accumulated other comprehensive income	1,142,957	588,703

Retained earnings	37,607,687	32,132,786

	42,099,140	35,851,703
Less: Treasury shares, at cost (1,189,641 common shares at December 31, 2006 and 1,197,641 common shares at December 31, 2005)	(5,733,521)	(5,772,077)

Total shareholders’ equity	36,365,619	30,079,626

Total liabilities and shareholders’ equity	$122,288,506	$128,335,835

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income	earnings	shares	equity

Balance at December 31, 2003	—	—	$1,794,141	$1,337,138	$1,920,265	$34,339,332	$(6,025,848)	$33,365,028

Comprehensive loss:
Net loss	—	—	—	—	—	(8,500,620)	—	(8,500,620)
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(270,826)	—	—	(270,826)

Total comprehensive loss								(8,771,446)

56,250 shares issued in connection with the exercise of stock options, net of tax benefit	—	—	—	(1,065)	—	—	253,771	252,706

Balance at December 31, 2004	—	—	1,794,141	1,336,073	1,649,439	25,838,712	(5,772,077)	24,846,288

Comprehensive income:
Net income	—	—	—	—	—	6,294,074	—	6,294,074
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(1,060,736)	—	—	(1,060,736)

Total comprehensive income								5,233,338

Balance at December 31, 2005	—	—	1,794,141	1,336,073	588,703	32,132,786	(5,772,077)	30,079,626

Comprehensive income:
Net income	—	—	—	—	—	5,474,901	—	5,474,901
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	554,254	—	—	554,254

Total comprehensive income								6,029,155

Equity-based compensation expense	—	—	—	217,958	—	—	—	217,958
8,000 shares issued in connection with the exercise of stock options, net of tax benefit	—	—	—	324	—	—	38,556	38,880

Balance at December 31, 2006	—	—	$1,794,141	$1,554,355	$1,142,957	$37,607,687	$(5,733,521)	$36,365,619

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$5,474,901	$6,294,074	$(8,500,620)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	—	—	753,737
Net realized gains on investments	(55,719)	(1,281,755)	(1,094,174)
Net realized gain on sale of affiliate	(2,511,891)	—	—
Net realized (gains) losses on disposal of property and equipment	—	658	(183)
Depreciation and amortization	620,546	621,282	712,002
Equity-based compensation expense	217,958	—	—
Deferred federal income tax (benefit) expense	(54,777)	1,697,332	(2,350,920)
Change in assets and liabilities:
Premiums receivable	869,104	2,507,419	2,750,387
Accounts receivable, net	138,209	36,168	282,568
Reinsurance recoverables	(185,367)	708,559	2,982,844
Prepaid reinsurance premiums	(3,267,063)	(3,151,786)	9,384,878
Deferred policy acquisition costs	224,411	(2,454,826)	(2,261,845)
Other assets, net	(338,709)	3,304,895	(3,070,832)
Reserve for unpaid losses and loss adjustment expenses	(13,480,983)	(3,462,244)	16,380,548
Unearned premiums	1,668,847	7,860,201	2,595,011
Ceded reinsurance premiums payable	(1,826,372)	3,111,431	(1,228,000)
Experience rating adjustments payable	(51,679)	846,447	(5,541,381)
Retrospective premium adjustments payable	1,349,275	(5,074,519)	1,905,952
Funds held under reinsurance treaties	(299,783)	(518,455)	(1,392,897)
Contract funds on deposit	540,384	2,389,766	(1,096,826)
Deferred ceded commissions	415,180	302,167	(190,007)
Commissions payable	(628,757)	(1,312,229)	1,361,832
Other liabilities, net	167,897	2,388,583	(3,724,270)

Net cash provided by (used in) operating activities	(11,014,388)	14,813,168	8,657,804

Cash flows from investing activities:
Proceeds from sale of affiliate, net	4,306,901	—	—
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,788,000	170,000	695,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	26,169,278	25,194,401	16,143,330
Proceeds from available for sale equity securities sold	17,434,831	22,441,671	12,112,580
Cost of investments purchased:
Held to maturity fixed maturities	(1,257,369)	(98,699)	(750,820)
Available for sale fixed maturities	(22,472,683)	(44,709,564)	(41,041,113)
Available for sale equity securities	(18,048,268)	(20,211,925)	(11,859,943)
Net change in short-term investments	700,758	3,747,839	16,192,103
Other	(351,624)	(109,283)	(60,006)

Net cash provided by (used in) investing activities	8,269,824	(13,575,560)	(8,568,869)

Cash flows from financing activities:
Proceeds from note payable to bank	—	—	3,500,000
Repayments of note payable to bank	—	(500,000)	(3,000,000)
Proceeds from stock options exercised	38,880	—	252,705

Net cash provided by (used in) financing activities	38,880	(500,000)	752,705

Net increase (decrease) in cash	(2,705,684)	737,608	841,640
Cash at beginning of year	4,528,875	3,791,267	2,949,627

Cash at end of year	$1,823,191	$4,528,875	$3,791,267

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$1,421,673	$1,137,200	$886,115

Federal income taxes	$1,707,000	$(4,079,067)	$1,782,807

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — December 31, 2006, 2005 and 2004
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Organization

Bancinsurance Corporation (“Bancinsurance”) is a specialty property insurance holding company incorporated in the State of Ohio in 1970. Bancinsurance and its subsidiaries (collectively, the “Company”) have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Until August 31, 2006, the Company also had a municipal code publishing business segment. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described in “Sale of Affiliate” below. These segments are described in more detail below.

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

Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under two quota share reinsurance arrangements. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. In addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($3.6 million during 2006). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.

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

The Company sells its insurance products through multiple distribution channels, including three managing general agents,

approximately thirty-five independent agents and direct sales.

Municipal Code Publishing. On August 31, 2006, the Company sold its wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), which codifies, publishes, supplements and distributes ordinances for municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which include electronic publishing, document imaging and internet hosting services. See “Sale of Affiliate” below for more information concerning this transaction.

Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing and servicing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.

Sale of Affiliate

On August 31, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of ALPC to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. On September 1, 2006, the Purchaser made a principal payment to the Company on the Promissory Note in the amount of $345,000, bringing the remaining principal balance of the Promissory Note to $125,000 which is to be repaid in six monthly installments and bears interest at an annual rate of 8.0%. As of December 31, 2006, the principal balance of the promissory note was $62,500.

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

In connection with the Sale and the Investment, the Company recorded a net realized gain of approximately $2.5 million ($1.7 million after tax) for the year ended December 31, 2006.

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

(c)	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s Consolidated Financial Statements .

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. The Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s Consolidated Financial Statements .

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

Available for sale equity securities, which include common stock, non-redeemable preferred stock and mutual funds, are reported at fair value with unrealized gains or losses, net of applicable deferred taxes and reclassification adjustment, reflected in other comprehensive income. Short-term investments are reported at cost which approximates fair value. Other invested assets are reported at cost or using the equity method.

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

Accounts receivable was comprised of ALPC’s municipal code contract billings. We estimated our allowance for doubtful accounts and bad debts based upon our assessment of the collectibility of receivables and prior experience. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described above in “Sale of Affiliate.”

(g)	Goodwill

As part of its annual goodwill impairment testing in the fourth quarter of 2004, the Company concluded that an impairment of goodwill existed at its property/casualty insurance segment. The Company, with the assistance of an independent appraisal firm, determined that the carrying value of the reporting segment exceeded the fair value of the reporting segment, resulting in a non-cash impairment charge. The fair value of the reporting segment was estimated using the expected present value of future cash flows. As a result of this impairment, the Company a recorded non-cash impairment charge in the fourth quarter of 2004 in the aggregate amount of $753,737.

(h)	Intangible Asset

Intangible assets represented databases acquired by ALPC and a non-compete agreement. The databases were comprised of municipal code data and related files, which were amortized on a straight-line basis over the estimated economic useful lives of twenty years. The non-compete agreement was amortized on a straight-line basis over the contractual life of five years, which ended August 31, 2006. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described above in “Sale of Affiliate.”

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

Revenue from ALPC municipal code contracts was recognized on the percentage-of-completion method. Completion was measured based on the percentage of direct labor costs incurred-to-date compared to estimated direct labor costs for each contract. While we used available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Revenue from code supplements was recognized on the completed-contract method because the typical supplement is completed in a few months. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described above in “Sale of Affiliate.”

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

In the ordinary course of business, we cede and assume reinsurance with other insurers and reinsurers. We report balances pertaining to reinsurance transactions “gross” on the balance sheet, meaning that reinsurance recoverables on unpaid losses and LAE and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. Ceded reinsurance transactions for the Company include quota share arrangements for certain lender/dealer producers. The Company also participates in a waste surety bond program and certain other surety bond programs under several quota share arrangements in which the Company assumes and cedes business. In addition, the Company cedes certain service contract business under a reinsurance arrangement. Lastly, the Company assumed bail and immigration bond business through the second quarter of 2004 after which the program was discontinued. See Note 16 to the Consolidated Financial Statements for more information concerning the Company’s reinsurance transactions.

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

Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Management fees of $830,329, $713,697 and $33,710 were recognized in 2006, 2005 and 2004, respectively, as a result of this arrangement.

(o)	Depreciation and Amortization

Real estate is stated at cost and depreciated using the straight-line method over thirty-nine years. Property, equipment and internally-developed computer software are stated at cost and depreciated using the straight-line method over the estimated useful life, ranging from three to five years. Leasehold improvements are capitalized and amortized over the remaining office lease term. Maintenance and repairs are charged directly to expense as incurred. As of December 31, 2006 and 2005, property, equipment, computer software and leasehold improvements, net of accumulated depreciation, was $636,966 and $484,525, respectively. These balances are presented in the accompanying balance sheets as other assets.

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

(r)	Equity-Based Compensation

Prior to the first quarter of 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no compensation expense was recognized in net income, as all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” for 2005 and 2004:

	December 31,	December 31,
	2005	2004
Net income (loss), as reported	$6,294,074	$(8,500,620)
Deduct: Total equity-based compensation expense determined under “fair value” based method for all awards, net of related tax effects	(84,641)	(88,662)

Pro forma net income (loss)	$6,209,433	$(8,589,282)

Net income (loss) per common share:

Basic, as reported	$1.27	$(1.72)
Basic, pro forma	$1.25	$(1.74)
Diluted, as reported	$1.26	$(1.72)
Diluted, pro forma	$1.24	$(1.74)
See Note 11 to the Consolidated Financial Statements for more information concerning equity-based compensation.
(s)	Reclassification

Certain prior year amounts have been reclassified in order to conform to the 2006 presentation.
(2) INVESTMENTS
The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities were as follows:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$1,356,518	$—	$1,049	$1,355,469
Obligations of states and political subdivisions	3,437,066	74,614	16,163	3,495,517

Total held to maturity	4,793,584	74,614	17,212	4,850,986

Available for sale:
Fixed maturities:
Obligations of states and political subdivisions	63,871,649	825,611	70,349	64,626,911
Corporate securities	4,063,130	4,981	147,136	3,920,975

Total fixed maturities	67,934,779	830,592	217,485	68,547,886
Equity securities	8,277,307	1,244,046	121,106	9,400,247

Total available for sale	76,212,086	2,074,638	338,591	77,948,133

Total	$81,005,670	$2,149,252	$355,803	$82,799,119

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$1,149,676	$—	$16,348	$1,133,328
Obligations of states and political subdivisions	3,671,953	69,590	18,247	3,723,296

Total held to maturity	4,821,629	69,590	34,595	4,856,624

Available for sale:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	4,126,893	—	32,627	4,094,266
Obligations of states and political subdivisions	64,245,160	681,930	124,876	64,802,214
Corporate securities	4,190,151	—	74,391	4,115,760

Total fixed maturities	72,562,204	681,930	231,894	73,012,240
Equity securities	7,597,066	889,141	442,908	8,043,299

Total available for sale	80,159,270	1,571,071	674,802	81,055,539

Total	$84,980,899	$1,640,661	$709,397	$85,912,163

The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$582,006	$577,386	$879,397	$884,546
Due after one year but less than five years	2,625,791	2,645,385	3,154,123	3,158,397
Due after five years but less than ten years	378,798	369,701	10,491,782	10,461,312
Due after ten years	1,206,989	1,258,514	53,409,477	54,043,631

Total	$4,793,584	$4,850,986	$67,934,779	$68,547,886

Net investment income for the year ended December 31 is summarized below:

	2006	2005	2004
Fixed maturities	$3,251,113	$2,732,635	$1,826,432
Equity securities	577,851	555,414	236,528
Short-term investments	302,620	239,643	225,190
Other	42,914	34,531	25,926
Expenses	(329,434)	(259,564)	(149,961)

Net investment income	$3,845,064	$3,302,659	$2,164,115

The proceeds from sales of available for sale securities were $43,604,109, $47,636,072 and $28,255,910 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pre-tax net realized gains (losses) on investments and changes in unrealized gains (losses) on available for sale investments were as follows for each of the years ended December 31:

	2006	2005	2004
Gross realized gains:
Fixed maturities	$86,955	$157,808	$55,923
Equity securities	76,801	1,388,129	1,781,330
Other	—	—	983

Total gains	163,756	1,545,937	1,838,236

Gross realized losses:
Fixed maturities	97,945	157,109	69,659
Equity securities	2,687	107,073	138,916
Other	95	—	—
Other-than-temporary impairments	7,310	—	535,487

Total losses	108,037	264,182	744,062

Net realized gains	$55,719	$1,281,755	$1,094,174

Changes in unrealized gains (losses) on available for sale investments:
Fixed maturities	$163,072	$(282,487)	$437,009
Equity securities	676,707	(1,324,689)	(847,352)

Net change in unrealized gains (losses)	$839,779	$(1,607,176)	$(410,343)

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at December 31, 2006 and December 31, 2005, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and greater than twelve months.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2006	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,255,719	$975	$99,750	$74	$1,355,469	$1,049
Obligations of states and political subdivisions	11,102,504	52,735	4,562,504	33,777	15,665,008	86,512
Corporate securities	883,640	1,360	2,017,955	145,776	2,901,595	147,136

Total fixed maturities	13,241,863	55,070	6,680,209	179,627	19,922,072	234,697
Equity securities	1,109,875	15,558	2,947,643	105,548	4,057,518	121,106

Total	$14,351,738	$70,628	$9,627,852	$285,175	$23,979,590	$355,803

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2005	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,193,047	$32,627	$1,034,547	$16,348	$5,227,594	$48,975
Obligations of states and political subdivisions	17,398,953	112,464	1,709,875	30,659	19,108,828	143,123
Corporate securities	3,865,760	74,391	—	—	3,865,760	74,391

Total fixed maturities	25,457,760	219,482	2,744,422	47,007	28,202,182	266,489
Equity securities	4,793,807	403,593	708,780	39,315	5,502,587	442,908

Total	$30,251,567	$623,075	$3,453,202	$86,322	$33,704,769	$709,397

The Company continually monitors developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs, including but not limited to: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer-specific; and (3) our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value. There were $7,310, $0 and $535,487 in impairment charges included in net realized gains on investments for the years ended December 31, 2006, 2005 and 2004, respectively. Included in impairment charges for 2004 is a write down of $334,136 related to a private equity investment due to its financial uncertainty. As part of the Company’s normal assessment of other-than-temporary impairments of investments, the securities listed above were evaluated and no further impairments were deemed necessary as of December 31, 2006.

At December 31, 2006, investments having a carrying value of $4,538,220 were on deposit with various state insurance departments to meet their respective regulatory requirements.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs for the year ended December 31 are summarized as follows:

	2006	2005	2004
Deferred, January 1	$9,678,821	$7,223,995	$4,962,150
Additions:
Commissions	8,893,883	10,215,611	7,124,437
Premium tax	587,637	604,559	397,168

Total additions	9,481,520	10,820,170	7,521,605

Amortization to expense	9,705,931	8,365,344	5,259,760

Deferred, December 31	$9,454,410	$9,678,821	$7,223,995

(4)	UNCOMPLETED CONTRACTS

Revenues earned on uncompleted codification contracts by ALPC were $0 and $1,452,739 and billings to date on those contracts were $0 and $1,279,812 at December 31, 2006 and 2005, respectively. The excess of costs and estimated earnings over billings were $0 and $248,035 at December 31, 2006 and 2005, respectively. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described above in Note 1 to the Consolidated Financial Statements.

(5)	GOODWILL AND INTANGIBLE ASSETS

As part of its annual goodwill impairment testing in the fourth quarter of 2004, the Company concluded that an impairment of goodwill existed at its property/casualty insurance segment. The Company performed impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company, with the assistance of an independent appraisal firm, determined that the carrying value of the reporting segment exceeded the fair value of the reporting segment, resulting in a non-cash impairment charge. The fair value of the reporting segment was estimated using the expected present value of future cash flows. As a result of this impairment, the Company recorded a non-cash impairment charge in the fourth quarter of 2004 in the aggregate amount of $753,737.

Intangible assets as of December 31 were as follows:

	December 31, 2006				December 31, 2005
		Accumulated	Sale of			Accumulated
	Cost	amortization	affiliate	Net	Cost	amortization	Net
Amortizing intangibles:
Databases	$1,008,773	$(287,505)	$(721,268)	$—	$1,008,773	$(253,879)	$754,894
Noncompete agreement	120,394	(120,328)	(66)	—	120,394	(104,275)	16,119

Total intangible assets	$1,129,167	$(407,833)	$(721,334)	$—	$1,129,167	$(358,154)	$771,013

Amortization expense related to amortizable intangible assets was $49,679, $74,518 and $74,517 during 2006, 2005 and 2004, respectively. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described above in Note 1 to the Consolidated Financial Statements.

(6)	NOTES PAYABLE

We have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2009 with no outstanding balance at December 31, 2006 and December 31, 2005. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of December 31, 2006, the Company was in compliance with all such covenants. The bank that provides the line of credit is also a policyholder of the Company.

(7)	LEASE EXPENSES

We routinely lease premises for use as administrative offices, vehicles and office equipment under operating leases for varying periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Effective January 2001, we entered into a new lease for our Columbus, Ohio office space. Under its provisions, no cash payments were due until April 1, 2002. Rent expense is recognized evenly over the lease term ending December 31, 2008. Rental expenses under operating leases were $251,768, $265,852 and $274,300 for the years ended December 31, 2006, 2005 and 2004, respectively.

The future minimum lease payments required under operating leases for the next five fiscal years are as follows:

2007	$224,009
2008	229,943
2009	—
2010	—
2011	—

$453,952

(8)	TRUST PREFERRED DEBT ISSUED TO AFFILIATES

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.37% and 8.44% at December 31, 2006 and 2005, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.41% and 8.58% at December 31, 2006 and 2005, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the years ended December 31, 2006, 2005 and 2004 was $1,427,241, $1,148,431and $862,256, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. As of December 31, 2006, the Company was in compliance with all such covenants.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with FIN 46, BIC Trust I and BIC Trust II are not included in the Company’s consolidated financial statements. If they were included in the Company’s consolidated financial statements, there would be no change to net income, only changes in the presentation of the financial statements.

(9)	FEDERAL INCOME TAXES

Deferred income taxes at December 31 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences which give rise to the net deferred tax asset at December 31 are as follows:

	2006	2005
Deferred tax assets:
Unpaid loss and LAE reserves	$216,931	$417,169
Unearned premium reserves	1,901,935	2,010,614
Net operating loss carryforward	—	733,158
Alternative minimum tax	868,235	508,562
Other-than-temporary impairment of investments	5,872	3,386
Deferred ceded commissions	595,774	454,613
Contingent liabilities	437,308	—
Other	312,494	256,579

Total deferred tax assets	4,338,549	4,384,081

Deferred tax liabilities:
Net unrealized gains on available for sale securities	(590,257)	(304,732)
Deferred policy acquisition costs	(3,214,499)	(3,290,799)
Accrued dividends receivable	(27,142)	(10,321)
Other	(251,938)	(292,768)

Total deferred tax liabilities	(4,083,836)	(3,898,620)

Net deferred tax asset	$254,713	$485,461

Net deferred tax assets and liabilities and federal income tax expense in future years can be materially affected by changes in enacted tax rates or by unexpected adverse events.

The provision for federal income taxes for the period ended December 31 consists of the following:

	2006	2005	2004
Current expense (benefit)	$1,403,712	$179,239	$(2,416,512)
Deferred expense (benefit)	(54,777)	1,697,332	(2,350,920)

Federal income tax expense (benefit)	$1,348,935	$1,876,571	$(4,767,432)

The difference between income taxes provided at our effective tax rate and the 34% federal statutory rate for the period ended December 31 is as follows:

	2006	2005	2004
Federal income tax at statutory rate	$2,320,104	$2,778,019	$(4,511,138)
Dividends received deduction and tax exempt interest	(927,798)	(842,952)	(566,581)
Business meals and entertainment	21,330	21,914	35,042
Goodwill impairment	—	—	256,271
Other	(64,701)	(80,410)	18,974

Federal income tax expense (benefit)	$1,348,935	$1,876,571	$(4,767,432)

As of December 31, 2006, the Company does not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of December 31, 2006. The Company’s 1999 through 2005 federal tax returns still remain subject to examination by the Internal Revenue Service.

(10)	BENEFIT PLANS

The Ohio Indemnity Company Employee 401(k) and Profit Sharing Plan (the “401(k) Plan”) is available to full-time employees who meet the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, we match 100% of the qualified employee’s contribution up to 3% of salary and 50% of the qualified employee’s contribution between 3% and 5% of salary. The total cost of the matching contribution was $130,075, $126,640 and $224,548 for the years ended December 31, 2006, 2005 and 2004, respectively.

(11)	EQUITY-BASED COMPENSATION

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

The Company has stock options outstanding and exercisable at December 31, 2006 under two equity compensation plans, each of which has been approved by our shareholders.

The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 266,500 common shares were outstanding at December 31, 2006 and expire at various dates from 2007 to 2013 and range in option price per share from $3.88 to $6.25. Of the options for 266,500 common shares outstanding, 32,000 have been granted to our non-employee directors and 234,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The 2002 Stock Incentive Plan (the “2002 Plan”) provides for awards, including grants of options, covering up to an aggregate of 600,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, options for 561,000 common shares were outstanding at December 31, 2006 and expire at various dates from 2012 to 2016 and range in option price per share from $4.50 to $8.00. Of the options for 561,000 common shares outstanding, 12,000 have been granted to our non-employee directors and 549,000 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. As of December 31, 2006, there were 35,000 shares available for future grant under the 2002 Plan.

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

The fair value of options granted by the Company during 2006 was estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate was based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzed historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities were based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, the Company excluded from its historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating the expected volatility of its common shares in the future. A 0% dividend yield was used in the Black-Scholes model based on historical dividends. The following table provides the range of assumptions used for options valued during the years ended December 31:

	2006	2005(1)	2004
Risk-free interest rate	4.94%–5.01%	—	3.88%–4.26%
Expected life	6 years	—	6 years
Expected volatility	32.01%–32.10%	—	27.10%–27.42%
Dividend yield	0%	—	0%

(1)	There were no options granted during 2005.
The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ service period. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company recorded equity-based compensation expense for the year ended December 31, 2006 in the amount of $217,958 ($143,852 net of tax), which is classified within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees. During 2006, the Company received cash of $38,880 from the exercise of stock options and realized a tax benefit of $3,101 from such option exercises.

The following table summarizes all stock option activity for the Company under the Plans from January 1, 2006 through December 31, 2006:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value

Outstanding at January 1, 2006	613,500	$5.33
Granted	232,000	6.00
Exercised	(8,000)	4.86
Expired	(2,000)	3.38
Cancelled	(8,000)	5.33

Outstanding at December 31, 2006	827,500	$5.52	6.25	$438,575

Vested and exercisable at December 31, 2006	443,100	$5.09	4.31	$425,376

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s last reported bid quotation for the common shares in the “Pink Sheets” as of December 31, 2006 ($6.05), which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $2.48, $0 and $2.50, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $9,120, $0 and $172,857, respectively.

The following table summarizes nonvested stock option activity for the Company under the Plans from January 1, 2006 through December 31, 2006:

		Weighted-average
		grant date fair value
	Shares	per common share

Nonvested at January 1, 2006	236,600	$2.05
Granted	232,000	2.48
Vested	(82,200)	1.96
Expired	—	—
Cancelled	(2,000)	1.70

Nonvested at December 31, 2006	384,400	$2.33

As of December 31, 2006, the total compensation cost related to nonvested stock options not yet recognized was $771,528. The weighted-average period over which this cost is expected to be recognized is approximately 3.4 years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 12/31/06	contractual life (years)	price	at 12/31/06	price

$3.875	25,000	0.00	$3.88	25,000	$3.88
4.00 - 4.82	236,000	3.72	4.57	213,400	4.58
5.00 - 5.375	193,500	5.30	5.23	141,100	5.25
6.00 - 6.25	244,000	9.20	6.00	12,000	6.08
7.04 - 8.00	129,000	7.93	7.11	51,600	7.11

Total ($3.875 - $8.00)	827,500	6.25	$5.52	443,100	$5.09

(12)	STATUTORY RESTRICTIONS

Generally, Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to its parent in the form of dividends, loans, or advances without the approval of the Department. Under these restrictions, during 2007, dividends, loans or advances in excess of $4,915,331 will require the approval of the Department.

Ohio Indemnity is subject to a risk-based capital test applicable to property/casualty insurers. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels at December 31, 2006.

(13)	STATUTORY SURPLUS AND NET INCOME

Ohio Indemnity is statutorily required to file financial statements with state and other regulatory authorities. The accounting principles used to prepare such statutory financial statements follow prescribed or permitted accounting practices as defined in the National Association of Insurance Commissioners Accounting Practices and Procedures Manual, which principles may differ from GAAP. Permitted statutory accounting practices encompass all accounting practices not so prescribed, but allowed by the Department. Ohio Indemnity has no permitted statutory accounting practices.

As of and for the period ended December 31, Ohio Indemnity’s statutory surplus and net income determined in accordance with statutory accounting practices differed from shareholder’s equity and net income determined in accordance with GAAP by the following:

	Shareholder’s Equity/Surplus			Net Income (Loss)
	2006	2005	2004	2006	2005	2004
Statutory	$40,458,732	$34,782,737	$30,879,673	$4,915,331	$5,780,803	$(11,300,632)
Reconciling items:
Non-admitted assets	103,002	744,219	586,668	—	—	—
Deferred policy acquisition costs	9,454,410	9,678,821	7,223,995	(224,411)	2,454,826	2,261,845
Deferred ceded commissions	(1,579,168)	(994,459)	(465,457)	(584,709)	(529,002)	(94,134)
Deferred taxes	(2,886,036)	(3,105,697)	(2,539,073)	(108,099)	(1,570,402)	2,004,269
Unrealized gain on available for sale fixed maturities	613,108	450,037	709,323	—	—	—
Provision for reinsurance	3,000	10,000	—	—	—	—
Subsequent capital contribution from parent	—	—	(4,200,000)	—	—	—

GAAP	$46,167,048	$41,565,658	$32,195,129	$3,998,112	$6,136,225	$(7,128,652)

(14)	OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related federal income tax effects for the years ended December 31, are as follows:

	Year ended December 31, 2006
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains on securities:
Unrealized holding gains arising during 2006	$895,498	$304,469	$591,029
Less: reclassification adjustments for gains realized in net income	55,719	18,944	36,775

Net unrealized holding gains	839,779	285,525	554,254

Other comprehensive income	$839,779	$285,525	$554,254

	Year ended December 31, 2005
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2005	$(325,421)	$(110,643)	$(214,778)
Less: reclassification adjustments for gains realized in net income	1,281,755	435,797	845,958

Net unrealized holding losses	(1,607,176)	(546,440)	(1,060,736)

Other comprehensive loss	$(1,607,176)	$(546,440)	$(1,060,736)

	Year ended December 31, 2004
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2004	$1,017,968	$346,109	$671,859
Less: reclassification adjustments for gains realized in net income	1,428,311	485,626	942,685

Net unrealized holding losses	(410,343)	(139,517)	(270,826)

Other comprehensive loss	$(410,343)	$(139,517)	$(270,826)

(15)	RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for unpaid losses and LAE is summarized as follows (dollars in thousands):

	2006	2005	2004

Balance at January 1	$27,304	$30,766	$14,386
Less reinsurance recoverables	1,235	1,944	4,926

Net Balance at January 1	26,069	28,822	9,460

Incurred related to:
Current year	25,438	27,033	52,620
Prior years	136	(3,697)	(5,383)

Total incurred	25,574	23,336	47,237

Paid related to:
Current year	20,730	20,678	23,690
Prior years	18,510	5,411	4,185

Total paid	39,240	26,089	27,875

Net Balance at December 31	12,403	26,069	28,822
Plus reinsurance recoverables	1,420	1,235	1,944

Balance at December 31	$13,823	$27,304	$30,766

Reserve for unpaid losses and LAE	$7,457	$7,678	$11,563
Discontinued bond program reserve for unpaid losses and LAE	6,366	19,626	19,203

Total reserve for unpaid losses and LAE	$13,823	$27,304	$30,766

As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and LAE increased (decreased) by approximately $136,000, $(3,697,000) and $(5,383,000) for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 was due to unfavorable loss development for the discontinued bond program which was partially offset by favorable loss development in our automobile lender/dealer and waste industry product lines. The decrease in 2005 and 2004 was attributed primarily to favorable loss development in the Company’s ULI product line.

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

Effective January 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a new lender/dealer producer whereby 100% of that producer’s premiums (along with the associated risk) was ceded to its PORC. This reinsurance arrangement was cancelled effective December 31, 2003. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $67,969, $115,790 and $4,435,659 for the years ended December 31, 2006, 2005 and 2004, respectively.

Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender/dealer customer whereby 100% of that customer’s premiums (along with the associated risk) was ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $2,266,090, $1,727,303 and $894,717 for the years ended December 31, 2006, 2005 and 2004, respectively.

Beginning in the second quarter of 2004, the Company entered into a quota share reinsurance arrangement with certain insurance carriers whereby the Company assumed and ceded 50% of certain waste surety bond business. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company’s assumed participation was increased from 25% to 50%. Under this program, the Company assumed premiums earned of $3,283,690, $4,302,509 and $1,980,492 during 2006, 2005 and 2004, respectively. Also, the Company ceded premiums earned of $1,235,624, $679,563 and $131,051 for the years ended December 31, 2006, 2005 and 2004, respectively.

Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a guaranteed auto protection insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $1,987,640, $734,435 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition to the above, the Company has other reinsurance arrangements including two automobile lender/dealer PORC quota share arrangements, several quota share arrangements for certain contract and escrow surety bond business and a reinsurance arrangement for a vehicle service contract program. Under these arrangements, the Company ceded premiums earned of $708,430, $927,455 and $1,113,639 for the years ended December 31, 2006, 2005 and 2004, respectively. Also, the Company assumed premiums earned of $60,535, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

From 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” below.

A reconciliation of direct to net premiums, on both a written and earned basis, for the year ended December 31 is as follows:

	2006		2005		2004
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	written	earned	written	earned	written	earned
Direct	$55,542,460	$52,583,987	$56,013,503	$51,743,182	$56,234,221	$54,069,958
Assumed	3,122,782	3,114,813	3,580,422	4,218,416	4,301,004	2,569,293
Ceded	(9,859,208)	(6,592,147)	(7,396,438)	(4,244,653)	(2,126,555)	(6,575,066)

	$48,806,034	$49,106,653	$52,197,487	$51,716,945	$58,408,670	$50,064,185

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred for the years ended December 31, 2006, 2005 and 2004 were $3,390,786, $1,789,439 and $2,465,643, respectively. For the years ended December 31, 2006, 2005 and 2004, ceded reinsurance decreased commission expense incurred by $1,494,873, $1,054,259 and $597,927, respectively.

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

Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with all four insurance carriers that participated in the discontinued bond program. As discussed below, during 2006, arbitrations with three of the insurance carriers concluded. The following is a description of the last pending arbitration proceeding as of December 31, 2006:

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

Arbitration Developments as of December 31, 2006.

Aegis Arbitration. During 2004, the Company entered into an arbitration proceeding with Aegis Security Insurance Company (“Aegis”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreements, monetary damages for the claims that were paid by the Company under the agreements and other appropriate relief. Aegis was seeking to recover certain of its losses from the Company under the reinsurance agreements. On January 18, 2006, the Company entered into a settlement agreement with Aegis resolving all disputes between the Company and Aegis relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis. As a result of this settlement agreement, the Company recorded reserve redundancies of approximately $0.2 million during 2006.

Sirius Arbitration. During 2004, the Company entered into an arbitration proceeding with Sirius America Insurance Company (“Sirius”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Sirius was seeking to recover certain of its losses from the Company under the reinsurance agreement. On July 26, 2006, the Company entered into a settlement agreement with Sirius resolving all disputes between the Company and Sirius relating to the discontinued bond program. The settlement also relieved the Company from any potential future liabilities with respect to bonds issued by Sirius. As a result of this settlement agreement, the Company recorded reserve deficiencies of approximately $0.1 million during 2006.

Harco Arbitration. During 2004, the Company entered into an arbitration proceeding with Harco National Insurance Company (“Harco”), one of the insurance carriers. Through this arbitration, the Company was seeking rescission of the reinsurance agreement and other appropriate relief. Harco was seeking to recover certain of its losses from the Company under the reinsurance agreement. The arbitration hearing concluded in July 2006. In August 2006, the arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Based on the Final Order and the most recent loss reports provided by Harco, the Company recorded reserve deficiencies of approximately $2.0 million and return premiums of approximately $0.3 million during 2006.

Highlands Development. During the third quarter of 2006, the Company received information indicating that Highlands and the U.S. Department of Homeland Security (“DHS”) reached a global settlement concerning Highlands’ immigration bond obligations, which settlement is subject to the approval of the court in which the receivership is pending. Based on this information, the Company recorded reserve redundancies of approximately $0.1 million during 2006.

Loss and LAE Reserves. As of December 31, 2006, the Company recorded its loss and LAE reserves for the discontinued bond program based primarily on loss reports received by the Company from Harco and Highlands. The following compares our loss and LAE reserves for the discontinued bond program at December 31, 2006 and December 31, 2005 (dollars in millions):

	December 31,	December 31,
	2006	2005
Bail Bonds:
Case reserves	$0.9	$12.1
Incurred but not reported (“IBNR”) reserves	4.2	5.4

Total bail bond reserves	5.1	17.5

Immigration Bonds:
Case reserves	0.1	0.7
IBNR reserves	1.2	1.4

Total immigration bond reserves	1.3	2.1

Total loss and LAE reserves	$6.4	$19.6

The decrease in loss and LAE reserves from $19.6 million at December 31, 2005 to $6.4 million at December 31, 2006 was primarily due to loss payments made by the Company during 2006 in connection with the Aegis and Sirius settlements and the Harco Final Order.

Discontinued bond program losses and LAE were $1.8 million, $0.4 and $20.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 loss of $1.8 million was primarily attributable to the Harco Final Order combined with our increase in Harco’s reported losses. The $0.4 million loss recorded during 2005 was primarily attributable to an increase in reported losses from Harco which was partially offset by a decrease in losses for Aegis due to a favorable ruling by the Aegis arbitration panel.

We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of December 31, 2006. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of December 31, 2006. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at December 31, 2006 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60. The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.

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

In 1994, we entered into a Split-Dollar Insurance Agreement with a bank, as trustee, for the benefit of an officer and his spouse. The bank has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. At December 31, 2006 and 2005, we had loaned the trustee $932,653 and $860,934, respectively, under this agreement for payment of insurance premiums, which is included in loans to affiliates in the accompanying balance sheet. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest, from any of the following sources: (1) cash surrender value of the underlying insurance policies; (2) death benefits; and/or (3) the sale of 15,750 common shares of the Company contributed by the officer to the trust.

In February 2000, we entered into a Split-Dollar Insurance Agreement for the benefit of another officer in the face amount of $1,000,000. All premiums paid by the Company in accordance with this agreement are to be repaid, in full, without interest, upon the death, retirement or termination of the officer. The Company had paid premiums of $30,000 relating to this agreement; however, the Company is no longer paying premiums under the agreement. At December 31, 2006 and 2005, $30,000 was included in loans to affiliates in the accompanying balance sheet for payment of insurance premiums in accordance with this agreement.

We share Bancinsurance’s executive offices with certain of our consolidated subsidiaries. Certain expenses are allocated among them pursuant to cost sharing agreements.

(18)	CONCENTRATIONS

The Company has the following concentrations of net premiums earned with one managing general agent within our property/casualty insurance business segment for the years ended December 31:

	2006	2005	2004

Product — Customer Type
Lender/Dealer-Managing General Agent	$7,474,823	$10,078,546	$11,081,680
(19)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and short-term investments: The carrying amounts are reasonable estimates of fair value.

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

The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Assets:
Held to maturity fixed maturities	$4,793,584	$4,850,986	$4,821,629	$4,856,624
Available for sale fixed maturities	68,547,886	68,547,886	73,012,240	73,012,240
Available for sale equity securities	9,400,247	9,400,247	8,043,299	8,043,299
Short-term investments	8,263,980	8,263,980	8,964,738	8,964,738
Cash	1,823,191	1,823,191	4,528,875	4,528,875
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
(20)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our results of operations have varied, and in the future may vary, from quarter to quarter, principally because of fluctuations in our underwriting results and/or realized gain (loss) activity. Consequently, quarterly results are not necessarily indicative of full year results, nor are they comparable to the results of other quarters. The following table sets forth certain unaudited quarterly consolidated financial and operating data:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$13,088,556	$15,030,251	$16,294,028	$14,273,807
Income before federal income taxes	2,059,882	1,851,635	2,832,145	80,174
Net income	1,493,383	1,440,606	2,104,531	436,381
Net income per common share:
Basic	.30	.29	.42	.09
Diluted	.30	.28	.42	.08

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$14,556,205	$15,953,712	$15,719,332	$14,407,261
Income (loss) before federal income taxes	(934,721)	2,966,904	1,960,225	4,178,237
Net income (loss)	(461,383)	2,140,092	1,501,631	3,113,734
Net income (loss) per common share:
Basic	(.09)	.43	.30	.63
Diluted	(.09)	.43	.30	.62
(21)	LITIGATION

As discussed in Note 16 to the Consolidated Financial Statements, the Company is a party to the Highlands arbitration proceeding arising from claims made under a reinsurance contract relating to the discontinued bond program. In addition, the Aegis, Sirius and Harco arbitrations were resolved during 2006. See Note 16 to the Consolidated Financial Statements for additional information concerning the discontinued bond program arbitrations.

In October 2006, the Company commenced arbitration against Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleges that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company is seeking monetary damages in excess of $21 million. E&Y has counterclaimed, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. No arbitration panel has yet been constituted. The Company does not believe this dispute will have a material adverse effect on our financial condition or liquidity.

In addition, the Company is involved in various other lawsuits and legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. We provide accruals for these items to the extent that we deem the losses probable and reasonably estimable. The outcome of litigation is subject to numerous uncertainties. While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future quarter or annual period, in the opinion of Company’s management, none would likely have a material adverse effect on the Company’s financial condition or liquidity.

(22)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	2006	2005	2004

Net income (loss)	$5,474,901	$6,294,074	$(8,500,620)

Income (loss) available to common shareholders, assuming dilution	$5,474,901	$6,294,074	$(8,500,620)

Weighted-average common shares outstanding	4,976,010	4,972,700	4,950,437
Dilutive effect of outstanding options	87,394	34,638	—

Diluted common shares	5,063,404	5,007,338	4,950,437

Basic net income (loss) per common share	$1.10	$1.27	$(1.72)
Diluted net income (loss) per common share	$1.08	$1.26	$(1.72)
(23)	SEGMENT INFORMATION

As described in Note 1 to the Consolidated Financial Statements, the Company has three reportable business segments: (1) property/casualty insurance; (2) municipal code publishing (through August 31, 2006); and (3) insurance agency. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material. Segment results for the years ended December 31, 2006, 2005 and 2004 are as follows:

	December 31, 2006

		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing(1)	Agency	Total

Revenues from external customers	$49,787,642	$2,255,558	$—	$52,043,200
Intersegment revenues	—	—	1,349,987	1,349,987
Interest revenue	3,942,687	—	2,202	3,944,889
Interest expense	559	1,286	—	1,845
Depreciation and amortization	417,254	68,130	—	485,384
Segment profit	4,805,033	317,366	1,344,110	6,466,509
Federal income tax expense	806,676	114,251	456,998	1,377,925
Segment assets	118,717,764	—	254,064	118,971,828

(1)  As discussed in Note 1 to the Consolidated Financial Statements , the Company sold ALPC, its municipal code publishing segment, on August 31, 2006. The municipal code publishing segment in the above table includes results through August 31, 2006.

	December 31, 2005
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$53,618,930	$3,474,917	$22,387	$57,116,234
Intersegment revenues	4,410	—	1,188,678	1,193,088
Interest revenue	3,257,818	—	3,847	3,261,665
Interest expense	126	1,921	—	2,047
Depreciation and amortization	380,403	94,602	—	475,005
Segment profit	7,624,590	665,794	1,203,673	9,494,057
Federal income tax expense	1,488,365	248,826	408,797	2,145,988
Segment assets	123,381,430	2,077,332	319,571	125,778,333

	December 31, 2004
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing	Agency	Total

Revenues from external customers	$51,126,855	$4,005,415	$68,080	$55,200,350
Intersegment revenues	5,880	—	377,893	383,773
Interest revenue	2,266,867	—	349	2,267,216
Interest expense	(262)	1,921	—	1,659
Depreciation and amortization	376,016	93,410	—	469,426
Segment profit (loss)	(11,569,336)	503,702	402,592	(10,663,042)
Federal income tax expense (benefit)	(4,440,684)	180,608	136,212	(4,123,864)
Segment assets	107,524,584	2,687,373	729,932	110,941,889
The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements:

	2006	2005	2004

Revenues

Total revenues for reportable segments	$57,338,076	$61,570,987	$57,851,339
Parent company gain (loss)	2,698,553	258,611	(62,844)
Elimination of intersegment revenues	(1,349,987)	(1,193,088)	(383,773)

Total consolidated revenues	$58,686,642	$60,636,510	$57,404,722

Profit

Total profit (loss) for reportable segments	$6,466,509	$9,494,057	$(10,663,042)
Parent company gain (loss), net of intersegment eliminations	357,327	(1,323,412)	(2,605,010)

Total consolidated net income (loss) before income taxes	$6,823,836	$8,170,645	$(13,268,052)

Assets

Total assets for reportable segments	$118,971,828	$125,778,333	$110,941,889
Parent company assets	6,492,158	3,771,162	11,096,804
Elimination of intersegment receivables	(3,175,480)	(1,213,660)	(4,978,221)

Total consolidated assets	$122,288,506	$128,335,835	$117,060,472

(24)	SUBSEQUENT EVENTS

During 2003, the Company began issuing insurance policies which guarantee the performance of two automobile service contract providers (the “Providers”). The Providers are owned and managed by a common group. The Company issues insurance policies for business produced by the Providers in five states. Our insurance policy guarantees the fulfillment of the Providers’ obligation under the service contract. Under the program, the Providers carry the related assets and reserves and are responsible for the premiums and claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under a reinsurance arrangement, the Company cedes 100% of this business to another insurance carrier. In addition, the Company obtained collateral in the form of a letter of credit to secure its obligations under the program. In February 2007, the Company was notified that one of the Providers entered into an assignment for the benefit of creditors liquidation and that no new business is being produced by that Provider. The Company, with the assistance of its outside actuary, has estimated its potential exposure under the program to be approximately $3.0 million as of December 31, 2006. Because our estimated potential exposure is fully collateralized by a $4.3 million letter of credit and the loss exposure is 100% reinsured, we do not believe this event will have a material adverse impact to the Company. However, if the Company is required to pay claims under the program and it is unable to draw on the letter of credit and cannot collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.

Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this program, the CPI coverage is voluntary and is primarily for tractors and residential/commercial mowers as opposed to automobiles. The Company receives a ceding commission based on a percentage of the premiums ceded. For this reinsurance arrangement, the Company obtains collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously reported, on July 12, 2005, the Audit Committee dismissed Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm. Also, on July 12, 2005, the Audit Committee engaged Daszkal Bolton LLP (“Daszkal”) as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2001, 2002, 2003, 2004 and 2005. Subsequently, the Audit Committee engaged Daszkal as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006.
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
In addition, there were no changes during the quarter ended December 31, 2006 in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that has not been reported on a Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth the number of our common shares issuable upon exercise of outstanding options, warrants and rights under our equity compensation plans, the weighted-average exercise price of the outstanding options, warrants and rights under our equity compensation plans and the number of our common shares remaining available for future issuance under our equity compensation plans, each as of December 31, 2006. Each of our equity compensation plans has been approved by our shareholders.

	(a)	(b)	(c)
Number of securities
	Number of securities to	Weighted-average	remaining available for future
	be issued upon exercise	exercise price of	issuance under equity
	of outstanding options,	outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	827,500	$5.52	35,000

Equity compensation plans not approved by security holders	None	None	None

Total	827,500	$5.52	35,000

Other information required by this Item 12 is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:

Page in
this
Report
(1) Financial Statements

The following financial statements, which are included in Item 8 of Part II of this report:

Report of Independent Registered Public Accounting Firm	34

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	35

Consolidated Balance Sheets as of December 31, 2006 and 2005	36

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	38

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	39

Notes to Consolidated Financial Statements	40

(2) Financial Statement Schedules

The following financial statement schedules are included in this Item 15 of Part IV of this report:

Schedule I — Summary of investments — other than investments in related parties	65

Schedule II — Condensed financial information of Bancinsurance Corporation (Parent Company Only)	66
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

3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4(a)	Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(c)	Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(d)	Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(e)	Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(f)	Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).

4(g)	Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(h)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(i)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(j)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(k)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(l)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(m)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(n)	Amended and Restated Credit Agreement effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.1 of Current Report on Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4(o)	Eleventh Amendment and Restatement of Note effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.2 of Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#	Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10(c)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10(d)#	Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

10(e)#	Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

10(f)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Si Sokol (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(g)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(h)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(i)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).

10(j)#	Bancinsurance Corporation 2002 Stock Incentive Plan Form of Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2006 (file number 0-8738), which is incorporated herein by reference).

10(k)#	Bancinsurance Corporation 2006 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed July 24, 2006 (file number 0-8738), which is incorporated herein by reference).

10(l)	Stock Purchase Agreement between A.L.P. Acquisition Co., Inc. and Bancinsurance Corporation dated August 31, 2006 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed September 7, 2006 (file number 0-8738), which is incorporated herein by reference).

10(m)#	Bancinsurance Corporation 2007 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed December 21, 2006 (file number 0-8738), which is incorporated herein by reference).

21*	Subsidiaries of the Registrant as of December 31, 2006.

23(a)*	Consent of Daszkal Bolton LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
(b)	Exhibits

See Item 15(a)(3).

(c)	Financial Statement Schedules

See Item 15(a)(2).

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule I — SUMMARY OF INVESTMENTS — OTHER
THAN INVESTMENT IN RELATED PARTIES
December 31, 2006

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Estimated	Amount at which
		fair	shown in the
		value	balance sheet

Held to maturity:
Fixed maturities:
Governments	$1,356,518	$1,355,469	$1,356,518
Political subdivisions	2,030,077	2,037,707	2,030,077
Special revenue and assessments	1,406,989	1,457,810	1,406,989

Total held to maturity	4,793,584	4,850,986	4,793,584

Available for sale:
Fixed maturities:
States, territories and possessions	4,209,642	4,248,063	4,248,063
Political subdivisions	1,496,513	1,515,050	1,515,050
Special revenue and assessments	58,165,494	58,863,798	58,863,798
Industrial and miscellaneous	4,063,130	3,920,975	3,920,975

Total available for sale fixed maturities	67,934,779	68,547,886	68,547,886

Equity securities:
Preferred stock:
Banks, trusts and insurance companies	250,003	286,298	286,298

Common stock:
Banks, trusts and insurance companies	1,074,623	1,662,368	1,662,368
Industrial and miscellaneous	922,696	1,412,840	1,412,840
Investment in mutual funds	6,029,985	6,038,741	6,038,741

Total available for sale equity securities	8,277,307	9,400,247	9,400,247

Short-term investments	8,263,980	8,263,980	8,263,980
Other invested assets	751,936	1,021,450	751,936

Total investments	$90,021,586	$92,084,549	$91,757,633

(1)	Original cost of equity securities, adjusted for any write-downs, and, as to fixed maturities and short-term investments, original cost reduced by repayments, write-downs and adjusted for amortization of premiums or accrual of discounts.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
Assets

Cash	$104,407	$172,751

Unaffiliated investments	751,936	807,531

Investments in subsidiaries (at equity)	46,237,424	43,379,394

Federal income tax recoverable	271,052	—

Receivable from subsidiaries, net	2,672,990	—

Other	2,691,773	2,308,401

Total assets	52,729,582	46,668,077

Liabilities and Shareholders’ Equity

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Federal income tax payable	—	2,060

Payable to subsidiaries, net	—	525,271

Other	898,963	596,120

Shareholders’ equity	36,365,619	30,079,626

Total liabilities and shareholders’ equity	$52,729,582	$46,668,077

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
Other income	$187,184	$288,842	$406,318
Net realized gain on sale of affiliate	2,511,891	—	—
Interest expense	(1,427,241)	(1,150,315)	(892,804)
General and administrative expenses	(914,507)	(461,938)	(1,364,788)

Income (loss) before tax benefit and equity in earnings of subsidiaries	357,327	(1,323,411)	(1,851,274)

Federal income tax benefit	28,990	269,416	643,568

Income (loss) before equity in earnings of subsidiaries	386,317	(1,053,995)	(1,207,706)

Equity in distributed and undistributed earnings of subsidiaries	5,088,584	7,348,069	(7,292,914)

Net income (loss)	$5,474,901	$6,294,074	$(8,500,620)

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,474,901	$6,294,074	$(8,500,620)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in distributed and undistributed net earnings of subsidiaries	(5,088,584)	(7,348,069)	7,292,914
Net realized gain on sale of affiliate	(2,511,891)	—	—
Net realized gains on disposal of furniture and equipment	—	(658)	(183)
Net realized (gains) losses on investments	(74,801)	(139,979)	286,313
Depreciation and amortization	135,162	145,045	147,428
Deferred federal income tax expense (benefit)	(230,484)	254,057	(306,506)
Change in operating assets and liabilities:
Notes receivable	(104,148)	102,718	58,664
Loans to affiliates	(71,719)	(71,719)	(71,719)
Accounts receivable/payable from/to subsidiaries	(3,198,261)	(4,392,848)	5,398,125
Other assets	18,218	4,138,556	(3,731,229)
Other liabilities	207,578	(32,974)	(685,312)

Net cash used in operating activities	(5,444,029)	(1,051,797)	(112,125)

Cash flows from investing activities:
Proceeds from sale of affiliate, net	4,306,901	—	—
Proceeds from available for sale fixed maturities sold, redeemed or matured	—	1,393,341	764,257
Proceeds from available for sale equity securities sold	93,426	2,000,673	735,683
Cost of investments purchased:
Available for sale fixed maturities	—	—	(964,535)
Available for sale equity securities	—	(79,051)	(859,367)
Other	(95,265)	(49,928)	(171,646)

Net cash provided by (used in) investing activities	4,305,062	3,265,035	(495,608)

Cash flows from financing activities:
Proceeds from note payable to bank	—	—	3,500,000
Repayments of note payable to bank	—	(500,000)	(3,000,000)
Proceeds from stock options exercised	38,880	—	252,705
Dividends from subsidiaries	1,031,743	2,462,563	—
Capital contribution to subsidiary	—	(4,200,000)	—

Net cash provided by (used in) financing activities	1,070,623	(2,237,437)	752,705

Net increase (decrease) in cash	(68,344)	(24,199)	144,972

Cash at beginning of year	172,751	196,950	51,978

Cash at end of year	$104,407	$172,751	$196,950

Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:
Interest	$1,421,109	$1,137,074	$884,457

Federal income taxes	$283,091	$(58,842)	$—

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancinsurance Corporation
Dated: March 7, 2007	By:	/s/ John S. Sokol
John S. Sokol
Acting Chief Executive Officer, President and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Dated: March 7, 2007	/s/ John S. Sokol

John S. Sokol
Acting Chief Executive Officer
President and Director
(Principal Executive Officer)

Dated: March 7, 2007	/s/ Douglas G. Borror	Dated: March 7, 2007	/s/ Kenton R. Bowen

	Douglas G. Borror		Kenton R. Bowen
	Director		Director

Dated: March 7, 2007	/s/ Stephen P. Close	Dated: March 7, 2007	/s/ Daniel D. Harkins

	Stephen P. Close		Daniel D. Harkins
	Director		Director

Dated: March 7, 2007	/s/ Saul Sokol	Dated: March 7, 2007	/s/ Matthew D. Walter

	Saul Sokol		Matthew D. Walter
	Director		Director

Dated: March 7, 2007	/s/ Matthew C. Nolan

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

Exhibit No.	Description

3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4(a)	Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(c)	Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(d)	Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(e)	Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(f)	Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).

4(g)	Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(h)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(i)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(j)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(k)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(l)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

Exhibit No.	Description

4(m)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(n)	Amended and Restated Credit Agreement effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.1 of Current Report on Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4(o)	Eleventh Amendment and Restatement of Note effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.2 of Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#	Bancinsurance Corporation 1984 Stock Option Plan (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

10(c)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10(d)#	Employment Agreement dated May 17, 2000 by and between Ohio Indemnity Company and Daniel J. Stephan (reference is made to Exhibit 10(g) of Form 10-Q for the fiscal quarter ended March 31, 2002 (file number 0-8738), which is incorporated herein by reference).

10(e)#	Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).

10(f)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Si Sokol (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(g)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(h)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(i)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).

10(j)#	Bancinsurance Corporation 2002 Stock Incentive Plan Form of Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2006 (file number 0-8738), which is incorporated herein by reference).

10(k)#	Bancinsurance Corporation 2006 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed July 24, 2006 (file number 0-8738), which is incorporated herein by reference).

10(l)	Stock Purchase Agreement between A.L.P. Acquisition Co., Inc. and Bancinsurance Corporation dated August 31, 2006 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed September 7, 2006 (file number 0-8738), which is incorporated herein by reference).

10(m)#	Bancinsurance Corporation 2007 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed December 21, 2006 (file number 0-8738), which is incorporated herein by reference).

21*	Subsidiaries of the Registrant as of December 31, 2006.

Exhibit No.	Description

23(a)*	Consent of Daszkal Bolton LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.