Form 10-Q
period 2007-03-31
BANCINSURANCE CORP
filed 2007-05-03
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer  ☐               Accelerated filer ☐               Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
The number of outstanding common shares, without par value, of the registrant as of May 1, 2007 was 4,931,450.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Net premiums earned	$10,373,654	$10,885,708
Net investment income	960,268	938,725
Net realized gains on investments	9,209	79,450
Codification and subscription fees	—	870,275
Management fees	102,855	284,312
Net realized gain on sale of affiliate	62,500	—
Other income	14,987	30,086

Total revenues	11,523,473	13,088,556

Expenses:
Losses and loss adjustment expenses (“LAE”)	5,289,593	5,059,772
Discontinued bond program losses and LAE	—	(205,484)
Commission expense	2,278,665	2,611,190
Other insurance operating expenses	2,011,253	2,342,078
Codification and subscription expenses	—	737,391
General and administrative expenses	229,323	143,697
Interest expense	363,010	340,030

Total expenses	10,171,844	11,028,674

Income before federal income taxes	1,351,629	2,059,882

Federal income tax expense	270,326	566,499

Net income	$1,081,303	$1,493,383

Net income per common share:
Basic	$.22	$.30

Diluted	$.21	$.30

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,306,027 in 2007 and $4,850,986 in 2006)	$5,249,410	$4,793,584
Available for sale:
Fixed maturities, at fair value (amortized cost $69,400,669 in 2007 and $67,934,779 in 2006)	69,911,688	68,547,886
Equity securities, at fair value (cost $8,310,906 in 2007 and $8,277,307 in 2006)	9,573,965	9,400,247
Short-term investments, at cost which approximates fair value	4,503,988	8,263,980
Other invested assets	775,705	751,936

Total investments	90,014,756	91,757,633

Cash	1,236,960	1,823,191
Premiums receivable	6,653,242	4,534,856
Reinsurance recoverables	1,990,287	1,420,410
Prepaid reinsurance premiums	12,573,574	9,278,559
Deferred policy acquisition costs	10,880,734	9,454,410
Loans to affiliates	963,389	963,389
Accrued investment income	1,068,110	1,133,757
Net deferred tax asset	143,544	254,713
Other assets	1,693,260	1,667,588

Total assets	$127,217,856	$122,288,506

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
	2007	2006
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	$6,453,077	$7,457,063
Discontinued bond program reserve for unpaid losses and LAE	6,040,292	6,366,177
Unearned premiums	42,933,439	37,248,196
Ceded reinsurance premiums payable	3,073,883	1,779,022
Experience rating adjustments payable	2,322,545	2,251,171
Retrospective premium adjustments payable	986,896	3,550,981
Funds held under reinsurance treaties	627,119	435,558
Contract funds on deposit	3,974,676	3,741,508
Taxes, licenses and fees payable	310,548	427,928
Current federal income tax payable	313,879	266,791
Deferred ceded commissions	2,125,871	1,752,278
Commissions payable	2,154,695	2,081,825
Other liabilities	3,247,395	3,099,389
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	90,029,315	85,922,887

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at March 31, 2007 and December 31, 2006, 4,931,450 shares outstanding at March 31, 2007 and 4,980,700 shares outstanding at December 31, 2006	1,794,141	1,794,141
Additional paid-in capital	1,601,442	1,554,355
Accumulated other comprehensive income	1,168,057	1,142,957
Retained earnings	38,688,990	37,607,687

	43,252,630	42,099,140
Less: Treasury shares, at cost (1,238,891 common shares at March 31, 2007 and 1,189,641 common shares at December 31, 2006)	(6,064,089)	(5,733,521)

Total shareholders’ equity	37,188,541	36,365,619

Total liabilities and shareholders’ equity	$127,217,856	$122,288,506

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,081,303	$1,493,383
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized gains on investments	(9,209)	(79,450)
Net realized gain on sale of affiliate	(62,500)	—
Depreciation and amortization	114,565	145,767
Equity-based compensation expense	70,712	40,640
Deferred federal income tax expense	98,238	494,588
Change in assets and liabilities:
Premiums receivable	(2,118,386)	809,224
Accounts receivable, net	—	(5,677)
Reinsurance recoverables	(569,877)	(145,493)
Prepaid reinsurance premiums	(3,295,015)	(795,122)
Deferred policy acquisition costs	(1,426,324)	(1,244,116)
Other assets, net	22,324	(768,971)
Reserve for unpaid losses and LAE	(1,329,871)	(5,841,312)
Unearned premiums	5,685,243	3,030,608
Ceded reinsurance premiums payable	1,294,861	(2,140,224)
Experience rating adjustments payable	71,374	729,639
Retrospective premium adjustments payable	(2,564,085)	(1,283,813)
Funds held under reinsurance treaties	191,561	(93,937)
Contract funds on deposit	233,168	453,848
Deferred ceded commissions	373,593	55,801
Commissions payable	72,870	(61,254)
Other liabilities, net	145,266	(808,005)

Net cash used in operating activities	(1,920,189)	(6,013,876)

Cash flows from investing activities:
Proceeds from sale of affiliate	62,500	—
Proceeds from held to maturity fixed maturities due to redemption or maturity	240,000	—
Proceeds from available for sale fixed maturities sold, redeemed or matured	2,069,227	3,990,144
Proceeds from available for sale equity securities sold	2,401,394	6,390,823
Cost of investments purchased:
Held to maturity fixed maturities	(701,031)	—
Available for sale fixed maturities	(3,584,565)	(6,284,281)
Available for sale equity securities	(2,446,975)	(6,134,894)
Net change in short-term investments	3,759,992	5,121,834
Net change in other invested assets	(25,672)	—
Purchase of land, property and leasehold improvements	(86,718)	(84,926)

Net cash provided by investing activities	1,688,152	2,998,700

Cash flows from financing activities:
Acquisition of treasury shares	(451,069)	—
Proceeds from stock options exercised	96,875	—

Net cash used in financing activities	(354,194)	—

Net decrease in cash	(586,231)	(3,015,176)
Cash at beginning of period	1,823,191	4,528,875

Cash at end of period	$1,236,960	$1,513,699

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$363,156	$336,889

Federal income taxes	$125,000	$315,000

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Notes to Codensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

We prepared the condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2007 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results of operations for the full 2007 fiscal year.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company was January 1, 2007. As of March 31, 2007, the Company does not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of March 31, 2007. The Company’s 1999 through 2005 federal tax returns still remain subject to examination by the Internal Revenue Service. If the Company were to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “other insurance operating expenses” category within the condensed consolidated statements of income.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3.	Sale of Affiliate
On August 31, 2006, the Company entered into a Stock Purchase Agreement with A.L.P. Acquisition Co., Inc., an Ohio corporation

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
(the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of American Legal Publishing Corporation (“ALPC”) to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. As of March 31, 2007, the Purchaser had repaid the entire $470,000 principal amount of the Promissory Note to the Company.

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

In connection with the principal payments received by the Company on the Promissory Note in the first quarter of this year, the Company realized $62,500 of the previously deferred gain on sale of affiliate for the three months ended March 31, 2007.

4.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.35% and 8.84% at March 31, 2007 and 2006, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.40% and 9.03% at March 31, 2007 and 2006, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended March 31, 2007 and 2006 was $362,843 and 331,494, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. As of March 31, 2007, the Company was in compliance with all such covenants.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with FIN 46, BIC Trust I and BIC Trust II are not included in the Company’s condensed consolidated financial statements. If they were included in the Company’s condensed consolidated financial statements, there would be no change to net income, only changes in the presentation of the financial statements.

5.	Equity-Based Compensation

The Company maintains two equity compensation plans (collectively, the “Plans”) for the benefit of certain of its officers, directors, employees, consultants and advisors. During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
The Company has stock options outstanding and exercisable at March 31, 2007 under two equity compensation plans, each of which has been approved by our shareholders.

The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 241,500 common shares were outstanding at March 31, 2007 and expire at various dates from 2007 to 2013 and range in option price per share from $4.00 to $6.25. Of the options for 241,500 common shares outstanding, 32,000 have been granted to our non-employee directors and 209,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The 2002 Stock Incentive Plan (the “2002 Plan”) provides for awards, including grants of options, covering up to an aggregate of 600,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, options for 561,000 common shares were outstanding at March 31, 2007 and expire at various dates from 2012 to 2016 and range in option price per share from $4.50 to $8.00. Of the options for 561,000 common shares outstanding, 12,000 have been granted to our non-employee directors and 549,000 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. As of March 31, 2007, there were 35,000 shares available for future grant under the 2002 Plan. On March 7, 2007, the Board of Directors approved an amendment to the 2002 Plan to increase the number of shares available thereunder from 600,000 to 950,000 and such amendment will be voted upon by the shareholders at the Company’s 2007 Annual Meeting to be held on May 30, 2007.

All stock options (1) have been granted with an exercise price equal to the closing price of the Company’s common shares on the date of grant; (2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period; and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant.

The fair value of options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excluded from its historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating the expected volatility of its common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. There were no options granted during first quarter 2007.

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ service period. The Company recorded equity-based compensation expense for the three months ended March 31, 2007 and 2006 in the amount of $70,712 ($46,670 net of tax) and $40,640 ($26,823 net of tax), respectively. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the equity-based compensation expense is classified within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees. For the three months ended March 31, 2007, the Company received cash of $96,875 from the exercise of stock options and realized a current tax benefit of $18,488 from such option exercises.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes all stock option activity for the Company under the Plans from January 1, 2007 through March 31, 2007:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value

Outstanding at January 1, 2007	827,500	$5.52
Granted	—	—
Exercised	(25,000)	3.88
Expired	—	—
Cancelled	—	—

Outstanding at March 31, 2007	802,500	$5.57	6.20	$385,200

Vested and exercisable at March 31, 2007	468,100	$5.25	4.80	$374,480

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing price for the common shares in the “Pink Sheets” as of March 31, 2007 ($6.05), which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes nonvested stock option activity for the Company under the Plans from January 1, 2007 through March 31, 2007:

		Weighted-average
		grant date fair value
	Shares	per common share

Nonvested at January 1, 2007	384,400	$2.33
Granted	—	—
Vested	(50,000)	2.44
Expired	—	—
Cancelled	—	—

Nonvested at March 31, 2007	334,400	$2.31

As of March 31, 2007, the total compensation cost related to nonvested stock options not yet recognized was $699,878. The weighted-average period over which this cost is expected to be recognized is approximately 3.0 years.
6.	Other Comprehensive Income

The components of other comprehensive income (loss) and the related federal income tax effects for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007
	Before-tax	Income tax	Net-of-tax
	amount	expense	amount

Net unrealized holding gains on securities:
Unrealized holding gains arising during 2007	$47,239	$16,061	$31,178
Less: reclassification adjustments for gains realized in net income	9,209	3,131	6,078

Net unrealized holding gains	38,030	12,930	25,100

Other comprehensive income	$38,030	$12,930	$25,100

	Three Months Ended March 31, 2006
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2006	$(273,113)	$(92,858)	$(180,255)
Less: reclassification adjustments for gains realized in net income	79,450	27,013	52,437

Net unrealized holding losses	(352,563)	(119,871)	(232,692)

Other comprehensive loss	$(352,563)	$(119,871)	$(232,692)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
7.	Reinsurance
The Company assumes and cedes reinsurance with other insurers and reinsurers. Such arrangements serve to enhance the Company’s capacity to write business, provide greater diversification, align the interests of our business partners with the Company’s interests, and/or limit the Company’s maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreement. The ability to collect reinsurance is subject to the solvency of the reinsurers and/or collateral provided under the contract.
Several of our lender/dealer insurance producers have formed sister reinsurance companies, each of which is commonly referred to as a producer-owned reinsurance company (“PORC”). The primary reason for an insurance producer to form a PORC is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return for ceding business to the PORC, the Company receives a ceding commission, which is based on a percentage of the premiums ceded. Such arrangements align the interests of our business partners with the Company’s interests while preserving valued customer relationships. All of the Company’s lender/dealer ceded reinsurance transactions are PORC arrangements.
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
Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under two quota share reinsurance arrangements. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. In addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($3.5 million as of March 31, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
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
Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this program, the CPI coverage is voluntary and is primarily for tractors and residential/commercial mowers as opposed to automobiles. The Company receives a ceding commission based on a percentage of the premiums ceded. For this reinsurance arrangement, the Company has obtained collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.
In addition to the above, the Company has other reinsurance arrangements including two automobile lender/dealer PORC quota share arrangements, several quota share arrangements for certain contract and escrow surety bond business and a reinsurance arrangement for a vehicle service contract program. For a more detailed description of the vehicle service contract program, see “Automobile Service Contract Program” below.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
From 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” below.
A reconciliation of direct to net premiums, on both a written and earned basis, for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,		March 31,
	2007		2006
	Premiums		Premiums
	Written	Earned	Written	Earned
Direct	$14,803,265	$11,848,132	$13,593,153	$11,244,870
Assumed	1,094,719	857,319	1,012,679	884,526
Ceded	(5,626,813)	(2,331,797)	(2,038,810)	(1,243,688)

Total	$10,271,171	$10,373,654	$12,567,022	$10,885,708

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the first quarter 2007 and 2006 were $1,214,518 and $919,917, respectively. During the first quarter 2007 and 2006, ceded reinsurance decreased commission expense incurred by $1,075,297 and $378,080, respectively.
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
Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Through March 31, 2007, the Company has paid Harco for its proportionate share of any past claims reported by Harco. As of March 31, 2007, the Company is reserving to its best estimate of future Harco losses based on the most recent loss reports received from Harco. The following is a description of the final pending arbitration proceeding with Highlands as of March 31, 2007:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Highlands Arbitration. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire, American Healthcare Insurance Company and various Lloyds Syndicates. In November 2005, the Company responded to this demand by seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
	2007	2006
Bail Bonds:
Case reserves	$0.5	$0.9
Incurred but not reported (“IBNR”) reserves	4.2	4.2

Total bail bond reserves	4.7	5.1

Immigration Bonds:
Case reserves	0.1	0.1
IBNR reserves	1.2	1.2

Total immigration bond reserves	1.3	1.3

Total loss and LAE reserves	$6.0	$6.4

The decrease in loss and LAE reserves from $6.4 million at December 31, 2006 to $6.0 million at March 31, 2007 was primarily due to loss payments made by the Company during 2007 in connection with the Harco Final Order.
Discontinued bond program losses (gains) and LAE were $0 and $(0.2) million during the three months ended March 31, 2007 and 2006, respectively. The $(0.2) million gain in first quarter 2006 was primarily attributable to reserve redundancies created from the previously disclosed settlement with Aegis.
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of March 31, 2007. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of March 31, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at March 31, 2007 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
Given the uncertainties of the outcome of the Highlands arbitration and the Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
Automobile Service Contract Program
During 2003, the Company began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. The Company has issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under a reinsurance arrangement, the Company cedes 100% of this business to another insurance carrier. In addition, the Company has obtained collateral from the Providers in the form of a letter of credit to secure our obligations under the program. On February

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. It is uncertain in which forum these matters will be resolved. No new business is being produced by this Provider. The Company has estimated its potential exposure under this program to be approximately $3.0 million as of March 31, 2007. Because we believe our estimated potential exposure is fully collateralized by a $4.3 million letter of credit (established to secure the claims under both Providers’ programs) and our loss exposure is 100% reinsured, we do not believe these events will have a material adverse impact to the Company. However, if the Company is required to pay claims under the program and is unable to draw on the letter of credit and cannot collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
8.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended
	March 31,
	2007	2006

Net income	$1,081,303	$1,493,383

Income available to common shareholders, assuming dilution	1,081,303	1,493,383

Weighted average common shares outstanding	4,998,964	4,972,700
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	98,129	62,529

Diluted common shares	$5,097,093	$5,035,229

Net income per common share:
Basic	$.22	$.30
Diluted	$.21	$.30
9.	Segment Information
We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Until August 31, 2006, we also had a municipal code publishing segment. On August 31, 2006, we sold the municipal code publishing segment as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The following table provides financial information regarding our reportable business segments. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material. Segment results for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$10,463,695	$—	$10,463,695
Intersegment revenues	—	339,274	339,274
Interest revenue	973,362	476	973,838
Interest expense	167	—	167
Depreciation and amortization	18,410	—	18,410
Segment profit	1,629,865	217,760	1,847,625
Federal income tax expense	304,683	74,038	378,721
Segment assets	123,787,504	296,154	124,083,658

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

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

	Three Months Ended
	March 31,
	2007	2006
Revenues

Total revenues for reportable segments	$11,776,807	$13,312,890
Parent company gain	85,940	115,416
Elimination of intersegment revenues	(339,274)	(339,750)

Total consolidated revenues	$11,523,473	$13,088,556

Profit

Total profit for reportable segments	$1,847,625	$2,448,351
Parent company loss, net of intersegment eliminations	(495,996)	(388,469)

Total consolidated income before income taxes	$1,351,629	$2,059,882

Assets

Total assets for reportable segments	$124,083,658	$121,022,958
Parent company assets	3,476,606	3,089,178
Elimination of intersegment receivables, net	(342,408)	(468,587)

Total consolidated assets	$127,217,856	$123,643,549

10.	Common Share Repurchase Program
On March 7, 2007, the Board of Directors adopted a common share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. Through March 31, 2007, the Company had repurchased 74,250 common shares at an average price per share of $6.075 under this program. Repurchases were funded by cash flows from investing activities.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company, changes in the business tactics or strategies of the Company, the financial condition of the Company’s business partners, changes in market forces, litigation, developments in the discontinued bond program and related Highlands arbitration, developments in the automobile service contract program, the ongoing SEC private investigation and the concentrations of ownership of the Company’s common shares by members of the Sokol family, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and other risk factors identified in our filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
OVERVIEW
Bancinsurance is a specialty property/casualty insurance holding company incorporated in the State of Ohio in 1970. The Company has two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Until August 31, 2006, the Company also had a municipal code publishing business segment. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described in “Overview-Sale of Affiliate” below and in Note 3 to the Condensed Consolidated Financial Statements. These segments are described in more detail below.
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
Our automobile lender/dealer product line offers three types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. The Company also has a CPI program which provides insurance coverage for a lender’s loan portfolio, on a voluntary basis, whereby the collateral consists of tractors and residential/commercial mowers. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold to auto dealers, lenders and lessors and provides coverage on either an individual or portfolio basis.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under two quota share reinsurance arrangements. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. In addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($3.5 million as of March 31, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act (“RCRA”). Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
The Company has certain other specialty products which consist primarily of vehicle service contracts and contract and escrow surety bond products. For more information concerning one of the Company’s vehicle service contract programs, see Note 7 to the Condensed Consolidated Financial Statements and “Overview-Automobile Service Contract Program” below. In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see Note 7 to the Condensed Consolidated Financial Statements and “Overview-Discontinued Bond Program” below.
The Company sells its insurance products through multiple distribution channels, including three managing general agents, approximately thirty-five independent agents and direct sales.
Municipal Code Publishing. On August 31, 2006, the Company sold its wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), which codifies, publishes, supplements and distributes ordinances for municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which include electronic publishing, document imaging and internet hosting services. See “Overview-Sale of Affiliate” below for more information concerning this transaction.
Insurance Agency. In July 2002, we formed Ultimate Services Agency, LLC (“USA”), a wholly-owned subsidiary. We formed USA to act as an agency for placing and servicing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.
Sale of Affiliate
On August 31, 2006, the Company entered into a Stock Purchase Agreement with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of American Legal Publishing Corporation (“ALPC”) to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. As of March 31, 2007, the Purchaser had repaid the entire $470,000 principal amount of the Promissory Note to the Company.
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
In connection with the principal payments received by the Company on the Promissory Note in the first quarter of this year, the Company realized $62,500 of the previously deferred gain on sale of affiliate for the three months ended March 31, 2007.

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
Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Through March 31, 2007, the Company has paid Harco for its proportionate share of any past claims reported by Harco. As of March 31, 2007, the Company is reserving to its best estimate of future Harco losses based on the most recent loss reports received from Harco. The following is a description of the final pending arbitration proceeding with Highlands as of March 31, 2007:
Highlands Arbitration. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire, American Healthcare Insurance Company and various Lloyds Syndicates. In November 2005, the Company responded to this demand by seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
	2007	2006
Bail Bonds:
Case reserves	$0.5	$0.9
Incurred but not reported (“IBNR”) reserves	4.2	4.2

Total bail bond reserves	4.7	5.1

Immigration Bonds:
Case reserves	0.1	0.1
IBNR reserves	1.2	1.2

Total immigration bond reserves	1.3	1.3

Total loss and LAE reserves	$6.0	$6.4

The decrease in loss and LAE reserves from $6.4 million at December 31, 2006 to $6.0 million at March 31, 2007 was primarily due to loss payments made by the Company during 2007 in connection with the Harco Final Order.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Discontinued bond program losses (gains) and LAE were $0 and $(0.2) million during the three months ended March 31, 2007 and 2006, respectively. The $(0.2) million gain in first quarter 2006 was primarily attributable to reserve redundancies created from the previously disclosed settlement with Aegis.
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of March 31, 2007. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of March 31, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at March 31, 2007 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
Automobile Service Contract Program
During 2003, the Company began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. The Company has issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under a reinsurance arrangement, the Company cedes 100% of this business to another insurance carrier. In addition, the Company has obtained collateral from the Providers in the form of a letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. It is uncertain in which forum these matters will be resolved. No new business is being produced by this Provider. The Company has estimated its potential exposure under this program to be approximately $3.0 million as of March 31, 2007. Because we believe our estimated potential exposure is fully collateralized by a $4.3 million letter of credit (established to secure the claims under both Providers’ programs) and our loss exposure is 100% reinsured, we do not believe these events will have a material adverse impact to the Company. However, if the Company is required to pay claims under the program and is unable to draw on the letter of credit and cannot collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company was January 1, 2007. As of March 31, 2007, the Company does not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of March 31, 2007. The Company’s 1999 through 2005 federal tax returns still remain subject to examination by the Internal Revenue Service. If the Company were to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “other insurance operating expenses” category within the condensed consolidated statements of income.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three Months Ended March 31, 2006-2007
	Amount	% Change

Net premiums earned	$(512,054)	(4.7)%
Net investment income	21,543	2.3%
Net realized gains on investments	(70,241)	(88.4)%
Codification and subscription fees	(870,275)	(100.0)%
Management fees	(181,457)	(63.8)%
Total revenues	(1,565,083)	(12.0)%
Losses and LAE	435,305	9.0%
Commissions, other insurance expenses and general and administrative expenses	(577,724)	(11.3)%
Codification and subscription expenses	737,391	(100.0)%
Income before federal income taxes	(708,253)	(34.4)%
Net income	(412,080)	(27.6)%
Net income for the first quarter 2007 was $1,081,303, or $0.21 per diluted share, compared to $1,493,383, or $0.30 per diluted share, for the first quarter 2006. The most significant factors that influenced the year-over-year comparison include higher losses for our ULI product line, a $0.2 million decrease in management fees, and a $0.2 million nonrecurring gain on the discontinued bond program in first quarter 2006.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

	Three Months Ended
	2007	2006

GAAP:
Loss ratio	51.3%	45.6%
Expense ratio	42.2%	44.7%

Combined ratio	93.5%	90.3%

Statutory:
Loss ratio	51.3%	45.6%
Expense ratio	52.5%	49.2%

Combined ratio	103.8%	94.8%

RESULTS OF OPERATIONS
March 31, 2007 Compared to March 31, 2006
Net Premiums Earned. Net premiums earned decreased 4.7%, or $512,054, to $10,373,654 for the first quarter 2007 from $10,885,708 a year ago primarily due to a decline in premiums for our ULI product line.
ULI net premiums earned decreased 10.5%, or $536,410, to $4,592,817 for the first quarter 2007 from $5,129,227 a year ago primarily due to the cancellation of a ULI customer at the end of second quarter 2006 (the “cancelled account”) combined with a general agent transferring a portion of its business to other insurance carriers in 2005. The decrease was partially offset by an increase in lending volume for certain financial institution customers.
Net premiums earned for CPI decreased 32.2%, or $139,801, to $293,710 for the first quarter 2007 from $433,511 a year ago primarily due to a decline in volume for certain financial institution customers.
Net premiums earned for GAP declined 3.3%, or $89,818, to $2,655,087 for the first quarter 2007 from $2,744,905 a year ago primarily due to a general agent transferring a portion of its business to other insurance carriers in 2005.
Net premiums earned for UC products increased 13.1%, or $176,808, to $1,522,313 for the first quarter 2007 from $1,345,505 a year ago primarily due to an increase in volume for our excess of loss product.
Net premiums earned for WIP decreased 8.8%, or $101,270, to $1,055,285 for the first quarter 2007 from $1,156,555 a year ago primarily due to the general insurance agent changing its distribution of business with the insurance carriers participating in this program.
Net premiums earned for other specialty products increased 339.8%, or $196,585, to $254,442 for the first quarter 2007 from $57,857 a year ago primarily due to an increase in contract and escrow surety bond premiums, which the Company began writing in the second half of 2006.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 2.3%, or $21,543, to $960,268 for the first quarter 2007 from $938,725 a year ago. This improvement was primarily due to higher yields.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net realized gains on investments decreased 88.4%, or $70,241, to $9,209 for the first quarter 2007 from $79,450 a year ago due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. Impairment charges included in net realized gains on investments were zero for the first quarter 2007 compared to $7,310 a year ago. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased to zero for the first quarter 2007 compared to $870,275 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” above for more information regarding this transaction.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees decreased 63.8%, or $181,457, to $102,855 for the first quarter 2007 from $284,312 a year ago primarily due to a rise in unemployment levels. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Net Realized Gain on Sale of Affiliate. In the first quarter 2007, the Company realized $62,500 of the previously deferred gain on sale of affiliate as we received final cash payments from the Purchaser in the first quarter of this year in connection with the sale of our publishing subsidiary. See Note 3 to the Condensed Consolidated Financial Statements, and “Overview-Sale of Affiliate” for more information regarding this transaction.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE increased 9.0%, or $435,305, to $5,289,593 for the first quarter 2007 from $4,854,288 a year ago. Discontinued bond program losses and LAE were zero for the first quarter 2007 compared to a gain of $0.2 million a year ago. The benefit in first quarter 2006 resulted from the previously disclosed Aegis settlement. See “Overview-Discontinued Bond Program” above and Note 7 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE increased 4.5%, or $229,821, to $5,289,593 for the first quarter 2007 from $5,059,772 a year ago primarily due to an increase in losses and LAE for our ULI and UC product lines.
ULI losses and LAE increased 7.9%, or $255,741, to $3,493,537 for the first quarter 2007 from $3,237,796 a year ago primarily due to favorable loss development in the prior year as a result of fewer loan defaults, bankruptcies and automobile repossessions among our ULI customers.
CPI losses and LAE decreased 53.0%, or $68,841, to $61,100 for the first quarter 2007 from $129,941 a year ago, consistent with the decline in business.
GAP losses and LAE decreased 19.3%, or $299,263, to $1,251,237 for the first quarter 2007 from $1,550,500 a year ago primarily due to favorable loss development in the current year.
UC losses and LAE increased 539.7%, or $260,722, to $309,029 for the first quarter 2007 from $48,307 a year ago. The increase was primarily due to favorable loss development in the prior year.
WIP losses and LAE decreased 8.3%, or $9,499, to $105,528 for the first quarter 2007 from $115,027 a year ago. This decrease is consistent with the decrease in net premiums earned as the Company records loss and LAE reserves for WIP using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
Loss and LAE for other specialty products increased $90,961 for the first quarter 2007 compared to a year ago primarily due to the increase in premiums for the contract and escrow surety bond business as the Company records loss and LAE reserves for these products using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense declined 12.7%, or $332,525, to $2,278,665 for the first quarter 2007 from $2,611,190 a year ago primarily due to a decrease in ULI commissions associated with the cancelled account. Other insurance operating expenses and general and administrative expenses combined decreased 9.9%, or $245,199, to $2,240,576 for the first quarter 2007 from $2,485,775 a year ago primarily due to a decrease in legal expenses associated with the discontinued bond program arbitrations. As previously disclosed, the Company concluded three of the arbitrations during 2006 and one arbitration proceeding is pending.
Codification and Subscription Expenses. Codification and subscription expenses declined to zero for the first quarter 2007 from $737,391 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” for more information regarding this transaction.
Interest Expense. Interest expense increased 6.8%, or $22,980, to $363,010 for the first quarter 2007 from $340,030 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 20.0% for the first quarter 2007 compared to 27.5% a year ago. This improvement is attributable to the ratio of tax-exempt income when compared to income from operations for each period.
GAAP Combined Ratio. For the first quarter 2007, the combined ratio increased to 93.5% from 90.3% a year ago. The loss ratio increased to 51.3% for the first quarter 2007 from 45.6% a year ago partially due to the gain from the discontinued bond program in first quarter 2006. Excluding the discontinued bond program, the Company’s loss ratio was 51.3% for the first quarter 2007 compared to 47.5% a year ago. The increase in the loss ratio was primarily attributable to tighter margins for our ULI product line in the first quarter 2007 versus a year ago. The expense ratio improved to 42.2% for the first quarter 2007 compared to 44.7% a year ago primarily due to lower legal expenses associated with the discontinued bond program arbitrations.
BUSINESS OUTLOOK
Lender/Dealer Products
We believe the national economy remains unstable. National automobile sale volumes were down in 2006 compared to 2005 which resulted in a decline in lending volumes for many of our automobile lender/dealer customers. As a result, our premium volume was down in 2006 compared to 2005. If this trend continues, we could experience a premium decline in 2007 as well.
During the third quarter of 2005, one of our managing general agents moved a portion of its ULI and GAP premium in an effort to more evenly distribute its business with existing insurance carriers. As a result, the Company expects a decline in premiums earned of $1.3 million and a decline in losses, commissions and premium taxes incurred of approximately $0.7 million for this managing general agent for fiscal year 2007 when compared to fiscal year 2006. In addition, a ULI financial institution customer cancelled its policy at the end of second quarter 2006. As a result, the Company expects a decline in premiums earned of $1.9 million and a decline in losses, commission and premium taxes incurred of approximately $1.8 million for this customer for fiscal year 2007 when compared to fiscal year 2006.
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
Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this program, the CPI coverage is voluntary and is primarily for tractors and residential/commercial mowers as opposed to automobiles. The Company receives a ceding commission based on a percentage of the premiums ceded. For this reinsurance arrangement, the Company has obtained collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. If the customer’s premium projections for 2007 are accurate, this program should reduce our commission expense by approximately $0.2 million to $0.3 million during fiscal year 2007.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Unemployment Compensation, Waste and Other Specialty Products
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
As discussed above in “Overview-Automobile Service Contract Program,” this program could have a material adverse impact to our 2007 financial performance if the Company is required to pay claims under the program and it is unable to draw on the letter of credit and cannot collect on the reinsurance.
Expenses and Investments
During 2006, the Company experienced a high level of legal expenses associated with the discontinued bond program arbitrations. The Company anticipates it will continue to incur legal costs during 2007 for the Highlands arbitration; however, the Company believes its total discontinued bond program arbitration costs will be significantly reduced in 2007 when compared to 2006.
If interest rates continue to rise during 2007, it would increase the level of interest expense on the Company’s trust preferred debt and any borrowings under our revolving line of credit. See “Liquidity and Capital Resources” below for more information concerning our trust preferred debt and revolving line of credit. In addition, a rise in interest rates could decrease the fair value of the Company’s fixed income investment portfolio.
Based on the above, our outlook for 2007 remains cautious.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of March 31, 2007 and December 31, 2006, the Company’s capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	March 31,	December 31,
	2007	2006

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	37,188,541	36,365,619

Total capitalization	$52,653,541	$51,830,619

Ratio of total debt obligations to total capitalization	29.4%	29.8%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.35% and 8.84% at March 31, 2007 and 2006, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.40% and 9.03% at March 31, 2007 and 2006, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of March 31, 2007, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2009 with no outstanding balance at March 31, 2007 and December 31, 2006. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of March 31, 2007, the Company was in compliance with all such covenants.
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
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At March 31, 2007, total cash and short-term investments were approximately $5.7 million and gross loss and LAE reserves, excluding the discontinued bond program, were approximately $6.5 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 7 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.0 million at March 31, 2007. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related Highlands arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by such asset/liability management described above. With this strategy, management believes we can pay our policy liabilities as they become due without being required to use our credit facility or liquidate intermediate-term and long-term investments; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations, financial condition and/or future liquidity.
USA derives its funds principally from commissions and fees which are currently sufficient to meet its operating expenses.
Cash flows used in operating activities totaled $1,920,189 and $6,013,876 for the first quarter 2007 and 2006, respectively. The decrease in cash used was primarily the result of a decrease in paid losses and an increase in ceded commissions, which were partially offset by a decrease in net premiums collected and an increase in ceded reinsurance payments when compared to a year ago. The decrease in paid losses was primarily due to the payment in the first quarter 2006 associated with the Aegis settlement (see “Overview-Discontinued Bond Program” and Note 7 to the Condensed Consolidated Financial Statements for additional information concerning this settlement).
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of The Ohio Department of Insurance (the “Department”). During 2007, the maximum amount

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $4,915,331.
Ohio Indemnity is subject to a risk based capital test applicable to property/casualty insurers. The risk based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of March 31, 2007.
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
DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2007, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2006. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $0 in impairment charges included in net realized gains on investments during the first quarter 2007 compared to $7,310 in the first quarter 2006. Impairments within the portfolio during 2007 are possible if current economic and financial conditions worsen.
The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at March 31, 2007 and December 31, 2006, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At March 31, 2007	Value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,155,172	$459	$—	$—	$1,155,172	$459
Obligations of states and political subdivisions	11,979,661	69,341	5,765,489	35,847	17,745,150	105,188
Corporate securities	399,528	472	2,016,508	146,798	2,416,036	147,270

Total fixed maturities	13,534,361	70,272	7,781,997	182,645	21,316,358	252,917
Equity securities	1,004,235	28,265	2,106,924	64,041	3,111,159	92,306

Total	$14,538,596	$98,537	$9,888,921	$246,686	$24,427,517	$345,223

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2006	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,255,719	$975	$99,750	$74	$1,355,469	$1,049
Obligations of states and political subdivisions	11,102,504	52,735	4,562,504	33,777	15,665,008	86,512
Corporate securities	883,640	1,360	2,017,955	145,776	2,901,595	147,136

Total fixed maturities	13,241,863	55,070	6,680,209	179,627	19,922,072	234,697
Equity securities	1,109,875	15,558	2,947,643	105,548	4,057,518	121,106

Total	$14,351,738	$70,628	$9,627,852	$285,175	$23,979,590	$355,803

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
Our projection of ultimate loss and LAE reserves are estimates of future events, the outcomes of which are unknown to us at the time the projection is made. Considerable uncertainty and variability are inherent in the estimation of loss and LAE reserves. As a result, it is possible that actual experience may be materially different than the estimates reported. The Company continually revises reserve estimates as experience develops and further claims are reported and resolved. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As discussed in “Overview-Discontinued Bond Program” above and in Note 7 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.0 million at March 31, 2007. Given the uncertainties of the outcome of the Highlands arbitration, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
For the Company’s assumed WIP program, the Company is recording loss and LAE reserves using a loss ratio reserving methodology. The loss ratio method calculates a reserve based on expected losses in relation to premiums earned. The expected loss ratio for the program was selected using expected loss information provided by the ceding insurer.
Direct Business. For our direct business, estimates of ultimate loss and LAE reserves are based on our historical loss development experience. In using this historical information, we assume that past loss development is predictive of future loss development. Our assumptions allow for changes in claims and underwriting operations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. However, we do not anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from causes not currently recognized in our historical data. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, actual emergence of losses could deviate materially from our estimates and from amounts recorded by us.
We conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
•	ULI —limited liability (“ULIL”)

•	ULI — non-limited liability (“ULIN”)

•	CPI

•	GAP
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
The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC, WIP and other specialty product lines. As of March 31, 2007, our indicated gross loss and LAE reserve range for lender/dealer products was $2.6 million to $4.9 million and our recorded loss and LAE reserves were $4.4 million.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Equity-Based Compensation Expense
The fair value of options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model is utilized by the Company to calculate equity-based compensation expense and it uses various assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excludes the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating expected volatility of its common shares in the future. Dividend yield is based on historical dividends. See Note 5 to the Condensed Consolidated Financial Statements for information concerning the Company’s equity-based compensation expense.
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
Item 4T. Controls and Procedures
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
In addition, there were no changes that occurred during the period covered by this report in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 to the Condensed Consolidated Financial Statements and Part I Item 2 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Discontinued Bond Program and Overview-Ongoing SEC Investigation” for information concerning the Highlands arbitration and the SEC private investigation.
In October 2006, the Company commenced arbitration against E&Y, the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleges that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company is seeking monetary damages in excess of $21 million. E&Y has counterclaimed, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. An arbitration panel has been constituted; however, no hearing date has been set. The Company does

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
not believe this dispute will have a material adverse effect on our financial condition or liquidity.
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
Item 1A. Risk Factors
During the first quarter ended March 31, 2007, there were no material changes from the risk factors previously disclosed in Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10(b)-18(a)(3) under the Exchange Act) of common shares of the Company during the first quarter 2007:

					Total number of		Maximum number (or
					shares (or units)		approximate dollar value)
	Total number		Average price		purchased as part		of shares (or units) that may
	of shares (or units)		paid per share		of publicly announced		yet be purchased under the
Period	purchased		(or unit)		plans or programs		plans or programs
Month #1 (January 1, 2007 through January 31, 2007)	—		—		—		—

Month #2 (February 1, 2007 through February 28, 2007)	—		—		—		—

Month #3 (March 1, 2007 through March 31, 2007)	74,250	(1)	$6.075	(1)	74,250	(1)	425,750	(1)

Total	74,250		$6.075		74,250		425,750

(1)	On March 7, 2007, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008.
Item 6. Exhibits
     Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION (Registrant)
Date: May 3, 2007	By:	/s/ John S. Sokol
John S. Sokol
President, Acting Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2007	By:	/s/ Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)