Form 10-Q
period 2007-06-30
BANCINSURANCE CORP
filed 2007-08-01
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☐       NO ☑
The number of outstanding common shares, without par value, of the registrant as of July 25, 2007 was 4,949,069.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$12,027,328	$12,945,419	$22,400,982	$23,831,127
Net investment income	987,491	944,007	1,947,759	1,882,732
Net realized gains on investments	64,076	2,329	73,285	81,779
Codification and subscription fees	—	899,641	—	1,769,916
Management fees	121,015	257,899	223,870	542,211
Net realized gain on sale of affiliate	—	—	62,500	—
Other income (loss)	21,299	(19,044)	60,093	11,042

Total revenues	13,221,209	15,030,251	24,768,489	28,118,807

Expenses:
Losses and loss adjustment expenses (“LAE”)	5,544,809	5,824,190	10,834,402	10,883,962
Discontinued bond program losses and LAE	497,627	493,460	497,627	287,976
Commission expense	3,153,782	3,111,174	5,432,447	5,722,364
Other insurance operating expenses	2,160,017	2,413,606	4,265,789	4,796,325
Codification and subscription expenses	—	738,270	—	1,475,661
General and administrative expenses	227,950	236,411	386,561	339,467
Interest expense	366,505	361,505	729,515	701,535

Total expenses	11,950,690	13,178,616	22,146,341	24,207,290

Income before federal income taxes	1,270,519	1,851,635	2,622,148	3,911,517

Federal income tax expense	254,104	411,029	524,430	977,528

Net income	$1,016,415	$1,440,606	$2,097,718	$2,933,989

Net income per common share:
Basic	$.20	$.29	$.42	$.59

Diluted	$.20	$.28	$.41	$.58

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,257,497 in 2007 and $4,850,986 in 2006)	$5,238,660	$4,793,584
Available for sale:
Fixed maturities, at fair value (amortized cost $70,785,943 in 2007 and $67,934,779 in 2006)	70,218,617	68,547,886
Equity securities, at fair value (cost $10,629,452 in 2007 and $8,277,307 in 2006)	12,064,009	9,400,247
Short-term investments, at cost which approximates fair value	3,307,444	8,263,980
Other invested assets	786,509	751,936

Total investments	91,615,239	91,757,633

Cash	3,516,424	1,823,191
Premiums receivable	8,068,615	4,534,856
Reinsurance recoverables	2,500,978	1,420,410
Prepaid reinsurance premiums	18,548,278	9,278,559
Deferred policy acquisition costs	9,884,994	9,454,410
Loans to affiliates	1,035,108	963,389
Accrued investment income	1,101,912	1,133,757
Net deferred tax asset	528,863	254,713
Other assets	1,732,730	1,667,588

Total assets	$138,533,141	$122,288,506

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	June 30,	December 31,
	2007	2006
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$7,526,496	$8,417,063
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,489,416	6,366,177
Unearned premiums	47,217,212	37,248,196
Ceded reinsurance premiums payable	4,722,774	1,779,022
Experience rating adjustments payable	2,357,548	2,251,171
Retrospective premium adjustments payable	2,616,840	3,550,981
Funds held under reinsurance treaties	631,360	435,558
Contract funds on deposit	4,160,719	3,741,508
Taxes, licenses and fees payable	199,854	427,928
Current federal income tax payable	264,974	266,791
Deferred ceded commissions	2,453,907	1,752,278
Commissions payable	3,715,143	2,081,825
Other liabilities	3,300,066	2,139,389
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	101,121,309	85,922,887

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at June 30, 2007 and December 31, 2006, 4,949,069 shares outstanding at June 30, 2007 and 4,980,700 shares outstanding at December 31, 2006	1,794,141	1,794,141
Additional paid-in capital	1,401,844	1,554,355
Accumulated other comprehensive income	569,538	1,142,957
Retained earnings	39,705,405	37,607,687

	43,470,928	42,099,140

Less: Treasury shares, at cost (1,221,272 common shares at June 30, 2007 and 1,189,641 common shares at December 31, 2006)	(6,059,096)	(5,733,521)

Total shareholders’ equity	37,411,832	36,365,619

Total liabilities and shareholders’ equity	$138,533,141	$122,288,506

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholder’s
	Class A	Class B	shares	capital	income	earnings	shares	equity

Balance at December 31, 2005	—	—	$1,794,141	$1,336,073	$588,703	$32,132,786	$(5,772,077)	$30,079,626

Comprehensive income:
Net income	—	—	—	—	—	2,933,989	—	2,933,989
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(506,840)	—	—	(506,840)

Total comprehensive income								2,427,149

Equity-based compensation expense	—	—	—	77,392	—	—	—	77,392

Balance at June 30, 2006	—	—	$1,794,141	$1,413,465	$81,863	$35,066,775	$(5,772,077)	$32,584,167

Balance at December 31, 2006	—	—	$1,794,141	$1,554,355	$1,142,957	$37,607,687	$(5,733,521)	$36,365,619

Comprehensive income:
Net income	—	—	—	—	—	2,097,718	—	2,097,718
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(573,419)	—	—	(573,419)

Total comprehensive income								1,524,299

Equity-based compensation expense	—	—	—	149,984	—	—	—	149,984
116,229 common shares repurchased	—	—	—	—	—	—	(724,946)	(724,946)
56,729 common shares issued in connection with restricted stock awards	—	—	—	(280,809)	—	—	280,809	—
39,000 common shares issued in connection with the exercise of stock options	—	—	—	(21,686)	—	—	118,562	96,876

Balance at June 30, 2007	—	—	$1,794,141	$1,401,844	$569,538	$39,705,405	$(6,059,096)	$37,411,832

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,097,718	$2,933,989
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized gains on investments	(73,285)	(81,779)
Net realized gain on sale of affiliate	(62,500)	—
Depreciation and amortization	238,069	294,526
Equity-based compensation expense	149,984	77,392
Deferred federal income tax expense	21,247	895,962
Change in assets and liabilities:
Premiums receivable	(3,533,759)	1,082,066
Accounts receivable, net	—	59,785
Reinsurance recoverables	(1,080,568)	(180,180)
Prepaid reinsurance premiums	(9,269,719)	(1,565,119)
Deferred policy acquisition costs	(430,584)	(521,955)
Other assets, net	(51,838)	317,709
Reserve for unpaid losses and loss adjustment expenses	(767,328)	(5,179,198)
Unearned premiums	9,969,016	2,143,071
Ceded reinsurance premiums payable	2,943,752	(2,299,904)
Experience rating adjustments payable	106,377	1,207,117
Retrospective premium adjustments payable	(934,141)	(226,220)
Funds held under reinsurance treaties	195,802	(194,612)
Contract funds on deposit	419,211	(188,165)
Deferred ceded commissions	701,629	68,685
Commissions payable	1,633,318	(1,074,962)
Other liabilities, net	962,630	(1,147,050)

Net cash provided by (used in) operating activities	3,235,031	(3,578,842)

Cash flows from investing activities:
Proceeds from sale of affiliate	62,500	—
Proceeds from held to maturity fixed maturities due to redemption or maturity	245,000	728,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	9,978,365	9,725,122
Proceeds from available for sale equity securities sold	3,388,243	11,473,654
Cost of investments purchased:
Held to maturity fixed maturities	(701,031)	(199,781)
Available for sale fixed maturities	(12,892,934)	(7,759,788)
Equity securities	(5,752,369)	(11,218,864)
Net change in short-term investments	4,956,536	(801,263)
Net change in other invested assets	(34,573)	—
Purchase of land, property and leasehold improvements	(163,465)	(144,403)

Net cash (used in) provided by investing activities	(913,728)	1,802,677

Cash flows from financing activities:
Acquisition of treasury shares	(724,945)	—
Proceeds from stock options exercised	96,875	—

Net cash used in financing activities	(628,070)	—

Net increase (decrease) in cash	1,693,233	(1,776,165)
Cash at beginning of period	1,823,191	4,528,875

Cash at end of period	$3,516,424	$2,752,710

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$731,724	$697,176

Federal income taxes	$505,000	$357,000

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

We prepared the condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006, the condensed consolidated statements of shareholders’ equity for the six months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2007 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full 2007 fiscal year.

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

Certain prior year amounts have been reclassified in order to conform to the 2007 presentation.

2.	Recently Issued Accounting Standards

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 became effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have an effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 could have an impact on the assessment of the financial statement effects of any potential future misstatements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. The Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.

In March 2007, the FASB ratified the consensus on the Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance” (“EITF No. 06-10”), which is effective for fiscal years beginning after December 15, 2007. EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance a postretirement benefit plan exists) or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion – 1967” (if the arrangement is, in substance, an individual deferred compensation contract) if, based on the substantive arrangement with the employee, the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize an asset based on the substance of the arrangement it has with the employee. The Company is currently evaluating the impact of the adoption of EITF No. 06-10 on its consolidated financial statements.

3.	Sale of Affiliate

On August 31, 2006, the Company entered into a Stock Purchase Agreement with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of American Legal Publishing Corporation (“ALPC”) to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. As of June 30, 2007, the Purchaser had repaid the entire $470,000 principal amount of the Promissory Note to the Company.

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

In connection with the principal payments received by the Company on the Promissory Note in the first quarter of this year, the Company realized $62,500 of the previously deferred gain on sale of affiliate for the six months ended June 30, 2007.

4.	Investments

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at June 30, 2007 and December 31, 2006, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At June 30, 2007	Value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,952,016	$2,583	$—	$—	$1,952,016	$2,583
Obligations of states and political subdivisions	32,431,092	504,121	4,710,633	60,386	37,141,725	564,507
Corporate securities	395,112	4,888	2,172,535	390,348	2,567,647	395,236

Total fixed maturities	34,778,220	511,592	6,883,168	450,734	41,661,388	962,326
Equity securities	1,914,710	71,847	1,882,110	56,321	3,796,820	128,168

Total	$36,692,930	$583,439	$8,765,278	$507,055	$45,458,208	$1,090,494

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2006	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,255,719	$975	$99,750	$74	$1,355,469	$1,049
Obligations of states and political subdivisions	11,102,504	52,735	4,562,504	33,777	15,665,008	86,512
Corporate securities	883,640	1,360	2,017,955	145,776	2,901,595	147,136

Total fixed maturities	13,241,863	55,070	6,680,209	179,627	19,922,072	234,697
Equity securities	1,109,875	15,558	2,947,643	105,548	4,057,518	121,106

Total	$14,351,738	$70,628	$9,627,852	$285,175	$23,979,590	$355,803

5.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.36% and 9.27% at June 30, 2007 and 2006, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.41% and 9.55% at June 30, 2007 and 2006, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended June 30, 2007 and 2006 was $366,439 and $351,796, respectively, and $729,282 and $683,290 for the six months ended June 30, 2007 and 2006, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. As of June 30, 2007, the Company was in compliance with all such covenants.

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

6.	Income Taxes

The Company’s provision for federal income taxes for the six months ended June 30, 2007 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdiction as of June 30, 2007. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “other insurance operating expenses” category within the condensed consolidated statements of income.

7.	Equity-Based Compensation

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

The Company has stock options and restricted stock outstanding at June 30, 2007 under two equity compensation plans, each of which has been approved by our shareholders. The Company will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.

The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 227,500 common shares were outstanding at June 30, 2007 and expire at various dates from 2008 to 2013 and range in option price per share from $4.063 to $6.25. Of the options for 227,500 common shares outstanding, 18,000 have been granted to our non-employee directors and 209,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 571,000 common shares were outstanding at June 30, 2007 and expire at various dates from 2012 to 2017 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 56,729 restricted common shares were also outstanding at June 30, 2007. Of the total equity-based awards for 627,729 common shares outstanding under the 2002 Plan, 22,000 have been granted to our non-employee directors and 605,729 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of June 30, 2007, there were 322,271 common shares available for future grant under the 2002 Plan.

The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
awards is measured on the grant date fair value and then recognized over the respective service period, which typically matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employees’ continued employment with the Company on the applicable anniversary date. For the six months ended June 30, 2007, the Company granted 56,729 restricted common shares to employees which were valued at $6.40 per share.

All stock options: (1) have been granted with an exercise price equal to the closing price of the Company’s common shares on the date of grant; (2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period; and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant.

The fair value of options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excluded from its historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating the expected volatility of its common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. For the six months ended June 30, 2007, the Company granted 12,000 stock options to non-employee directors which were valued at $2.65 per share using the following assumptions::

Risk-free interest rate	4.90%
Expected life	6 years
Expected volatility	32.4%
Dividend yield	0%
The following table summarizes all stock option activity for the Company under the Plans from January 1, 2007 through June 30, 2007:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares per	common share	contractual life (years)	intrinsic value

Outstanding at January 1, 2007	827,500	$5.52
Granted	12,000	6.40
Exercised	(39,000)	4.31
Expired	—	—
Cancelled	(2,000)	6.00

Outstanding at June 30, 2007	798,500	$5.59	6.05	$726,635

Vested and exercisable at June 30, 2007	477,300	$5.25	4.67	$596,625

The aggregate intrinsic value represents the total pretax intrinsic value, based on the closing price for the Company’s common shares on the OTC Bulletin Board as of June 30, 2007 ($6.50), which would have been received by the option holders had all option holders exercised their options as of that date. In connection with the exercise of stock options during the six months ended June 30, 2007, the Company received cash of $96,875 and 11,131 common shares (tendered as payment for the exercise price) and realized a current tax benefit of $24,560 from such option exercises.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

The following table summarizes nonvested stock option activity for the Company under the Plans from January 1, 2007 through June 30, 2007:

		Weighted-average
		grant date fair value
	Shares	per common share

Nonvested at January 1, 2007	384,400	$2.33
Granted	12,000	2.65
Vested	(73,200)	2.20
Expired	—	—
Cancelled	(2,000)	2.48

Nonvested at June 30, 2007	321,200	$2.36

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes restricted stock award activity for the Company under the 2002 Plan from January 1, 2007 through June 30, 2007:

		Weighted-average
		grant date fair value
	Shares	per common share

Outstanding at January 1, 2007	—	$—
Granted	56,729	6.40
Vested	—	—
Cancelled	—	—

Outstanding at June 30, 2007	56,729	$6.40

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ service period. The Company recorded equity-based compensation expense for the three and six months ended June 30, 2007 and 2006 in the amount of $79,272 and $36,751 ($52,320 and $24,256 net of tax) and $149,984 and $77,392 ($98,989 and $51,079 net of tax), respectively. In accordance with SAB No. 107, the equity-based compensation expense is classified within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees.

As of June 30, 2007, the total pretax equity-based compensation cost related to nonvested stock options and nonvested restricted stock not yet recognized was approximately $1.0 million. The weighted-average period over which this cost is expected to be recognized is approximately 2.9 years.

8.	Other Comprehensive Income

The components of other comprehensive loss and the related federal income tax effects for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2007	$(842,771)	$(286,542)	$(556,229)
Less: reclassification adjustments for gains realized in net income	64,076	21,786	42,290

Net unrealized holding losses	(906,847)	(308,328)	(598,519)

Other comprehensive loss	$(906,847)	$(308,328)	$(598,519)

	Three Months Ended June 30, 2006
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2006	$(413,047)	$(140,436)	$(272,611)
Less: reclassification adjustments for gains realized in net income	2,329	792	1,537

Net unrealized holding losses	(415,376)	(141,228)	(274,148)

Other comprehensive loss	$(415,376)	$(141,228)	$(274,148)

	Six Months Ended June 30, 2007
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2007	$(795,532)	$(270,481)	$(525,051)
Less: reclassification adjustments for gains realized in net income	73,285	24,917	48,368

Net unrealized holding losses	(868,817)	(295,398)	(573,419)

Other comprehensive loss	$(868,817)	$(295,398)	$(573,419)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Six Months Ended June 30, 2006
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2006	$(686,160)	$(233,294)	$(452,866)
Less: reclassification adjustments for gains realized in net income	81,779	27,805	53,974

Net unrealized holding losses	(767,939)	(261,099)	(506,840)

Other comprehensive loss	$(767,939)	$(261,099)	$(506,840)

9.	Reinsurance

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

Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under two quota share reinsurance arrangements. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. In addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.0 million as of July 1, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

In addition to the above, the Company has other reinsurance arrangements, including two automobile lender/dealer PORC quota share arrangements, several quota share arrangements for certain contract and escrow surety bond business and a reinsurance arrangement for a vehicle service contract program. For a more detailed description of the vehicle service contract program, see “Automobile Service Contract Program” below.

From 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” below.

A reconciliation of direct to net premiums, on both a written and earned basis, for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007		2006		2007		2006
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$19,915,865	$13,848,572	$14,286,884	$13,484,827	$34,719,131	$25,696,705	$27,880,037	$24,729,697
Assumed	749,393	867,968	656,262	810,786	1,844,112	1,725,287	1,668,941	1,695,312
Ceded	(8,663,916)	(2,689,212)	(2,120,191)	(1,350,194)	(14,290,729)	(5,021,010)	(4,159,001)	(2,593,882)

Total	$12,001,342	$12,027,328	$12,822,955	$12,945,419	$22,272,514	$22,400,982	$25,389,977	$23,831,127

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months ended June 30, 2007 and 2006 were $1,694,689 and $947,351, respectively, and $2,929,207 and $1,867,268 during the six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007 and 2006, ceded reinsurance decreased commission expense incurred by $1,810,077 and $383,334, respectively, and $2,885,374 and $761,414 during the six months ended June 30, 2007 and 2006, respectively.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
the second quarter of 2004, the Company ceased paying claims on the program and retained outside legal counsel to review and defend its rights under the program.

Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Through June 30, 2007, the Company has paid Harco for its proportionate share of any past claims reported by Harco. As of June 30, 2007, the Company is reserving to its best estimate of future Harco losses based on the most recent loss information received from Harco. The following is a description of the final pending arbitration proceeding with Highlands as of June 30, 2007:

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

Highlands has provided claim information to the Company with respect to alleged losses during 2001 and 2002 for bail bonds issued in the State of New Jersey and for federal immigration bonds. Highlands has indicated in filings that it has additional exposure for bail bonds issued in states other than New Jersey. Highlands has not provided sufficient information for the Company to quantify certain of these additional losses or allocate such losses among the 2001 and 2002 years in which the Company participated and the 2000 year in which the Company did not participate. As of June 30, 2007, the Company is reserving to its best estimate of future Highlands losses based on the most recent loss information received from Highlands with respect to immigration bonds and New Jersey bail bonds only.

We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of June 30, 2007. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of June 30, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at June 30, 2007 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.

Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at June 30, 2007. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30,	December 31,
	2007	2006
Bail Bonds:
Case reserves	$0.5	$0.9
Incurred but not reported (“IBNR”) reserves	4.3	4.2

Total bail bond reserves	4.8	5.1

Immigration Bonds:
Case reserves	0.1	0.1
IBNR reserves	1.6	1.2

Total immigration bond reserves	1.7	1.3

Total loss and LAE reserves	$6.5	$6.4

The increase in loss and LAE reserves from $6.4 million at December 31, 2006 to $6.5 million at June 30, 2007 was primarily due to an increase in reported losses from Highlands, which was partially offset by loss payments made by the Company to Harco during the six months ended June 30, 2007.

Discontinued bond program losses and LAE were $0.5 million for the three months ended June 30, 2007 and 2006 and $0.5 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. The loss in 2007 was primarily attributable to an increase in reported losses from Highlands whereas the loss in 2006 was primarily attributable to an increase in reported losses from Harco, partially offset by a benefit of $0.2 million in the first quarter 2006 resulting from the Aegis settlement.

Automobile Service Contract Program

During 2003, the Company began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. The Company has issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under a reinsurance arrangement, the Company cedes 100% of this business to another insurance carrier. In addition, the Company has obtained collateral from the Providers in the form of a letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. No new business is being produced by this Provider. The Company has estimated its potential exposure under this program to be approximately $3.0 million as of June 30, 2007. Because we believe our estimated potential exposure is fully collateralized by a $4.3 million letter of credit (established to secure the claims under both Providers’ programs) and our loss exposure is 100% reinsured, we do not believe these events will have a material adverse impact to the Company. However, if the Company is required to pay claims under the program and is unable to draw on the letter of credit and cannot collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.

10.	Commitments and Contingencies

See Note 9 to the Condensed Consolidated Financial Statements for information concerning the Highlands arbitration.

In October 2006, the Company commenced arbitration against Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleges that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company is seeking monetary damages in excess of $21 million. E&Y has counterclaimed, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. An arbitration panel has been constituted and the hearing is currently scheduled for December 2007. The Company does not believe this dispute will have a material adverse effect on our financial condition or liquidity.

In addition, the Company is involved in various other lawsuits and legal proceedings arising in the ordinary course of business,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

11.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$1,016,415	$1,440,606	$2,097,718	$2,933,989

Income available to common shareholders, assuming dilution	1,016,415	1,440,606	2,097,718	2,933,989

Weighted average common shares outstanding	4,930,729	4,972,700	4,964,658	4,972,700
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	120,871	115,660	108,869	85,306

Diluted common shares	5,051,600	5,088,360	5,073,527	5,058,006

Net income per common share:
Basic	$0.20	$0.29	$0.42	$0.59
Diluted	$0.20	$0.28	$0.41	$0.58
Earnings per share excludes stock options underlying the purchase of 129,000 shares for the three months ended June 30, 2007 and 2006 and 141,000 and 361,000 shares for the six months ended June 30, 2007 and 2006, respectively, as their inclusion would have been anti-dilutive.

12.	Common Share Repurchase Program

On March 7, 2007, the Board of Directors adopted a common share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. Through June 30, 2007, the Company had repurchased 116,229 common shares at an aggregate cost of $724,945 and at an average price per share of $6.24 under this program.

13.	Segment Information

We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Until August 31, 2006, we also had a municipal code publishing segment. On August 31, 2006, we sold the municipal code publishing segment as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The following table provides financial information regarding our reportable business segments. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material. Segment results for the three and six months ended June 30, 2007 and 2006 are as follows:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended
	June 30, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$12,193,091	$—	$12,193,091
Intersegment revenues	—	155,823	155,823
Interest revenue	995,643	722	996,365
Interest expense	66	—	66
Depreciation and amortization	98,836	—	98,836
Segment profit	1,644,321	278,305	1,922,626
Federal income tax expense	312,589	94,624	407,213

	Three Months Ended
	June 30, 2006
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing(1)	Agency	Total

Revenues from external customers	$13,169,452	$899,641	$—	$14,069,093
Intersegment revenues	—	—	245,939	245,939
Interest revenue	969,971	—	549	970,520
Interest expense	9,233	481	—	9,714
Depreciation and amortization	93,518	25,290	—	118,808
Segment profit	2,057,184	160,893	239,185	2,457,262
Federal income tax expense	474,356	57,035	81,322	612,713

	Six Months Ended
	June 30, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$22,656,786	$—	$22,656,786
Intersegment revenues	—	495,097	495,097
Interest revenue	1,969,005	1,198	1,970,203
Interest expense	233	—	233
Depreciation and amortization	189,732	—	189,732
Segment profit	3,274,186	496,065	3,770,251
Federal income tax expense	617,272	168,662	785,934
Segment assets	133,250,653	276,421	133,527,074

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Total revenues for reportable segments	$13,345,279	$15,285,552	$25,122,086	$28,598,442
Parent company gain (loss)	31,753	(9,362)	141,500	106,054
Elimination of intersegment revenues	(155,823)	(245,939)	(495,097)	(585,689)

Total consolidated revenues	$13,221,209	$15,030,251	$24,768,489	$28,118,807

Profit
Total profit for reportable segments	$1,922,626	$2,457,262	$3,770,251	$4,905,613
Parent company loss, net of intersegment eliminations	(652,107)	(605,627)	(1,148,103)	(994,096)

Total consolidated income before income taxes	$1,270,519	$1,851,635	$2,622,148	$3,911,517

Assets
Total assets for reportable segments			$133,527,074	$121,805,179
Parent company assets			5,528,255	3,095,283
Elimination of intersegment receivables			(522,188)	(801,923)

Total consolidated assets			$138,533,141	$124,098,539

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
Products and Services
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property/casualty insurance company. Our principal sources of revenue are premiums and ceded commissions for insurance policies and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of The Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct product lines: (1) automobile lender/dealer; (2) unemployment compensation; and (3) waste industry.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under two quota share reinsurance arrangements. In the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. In addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.0 million as of July 1, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.
The Company has certain other specialty products which consist primarily of vehicle service contracts and contract and escrow surety bond products. For more information concerning one of the Company’s vehicle service contract programs, see Note 9 to the Condensed Consolidated Financial Statements and “Overview-Automobile Service Contract Program” below.
In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see Note 9 to the Condensed Consolidated Financial Statements and “Overview-Discontinued Bond Program” below.
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
Sale of Affiliate
On August 31, 2006, the Company entered into a Stock Purchase Agreement with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of American Legal Publishing Corporation (“ALPC”) to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. As of June 30, 2007, the Purchaser had repaid the entire $470,000 principal amount of the Promissory Note to the Company.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
August 31, 2016 (if not previously converted), bears interest at an annual rate of 8.0% and is convertible at any time at the option of the Company into additional equity securities of the Purchaser.
In connection with the principal payments received by the Company on the Promissory Note in the first quarter of this year, the Company realized $62,500 of the previously deferred gain on sale of affiliate for the six months ended June 30, 2007.
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
Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Through June 30, 2007, the Company has paid Harco for its proportionate share of any past claims reported by Harco. As of June 30, 2007, the Company is reserving to its best estimate of future Harco losses based on the most recent loss information received from Harco. The following is a description of the final pending arbitration proceeding with Highlands as of June 30, 2007:
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
Highlands has provided claim information to the Company with respect to alleged losses during 2001 and 2002 for bail bonds issued in the State of New Jersey and for federal immigration bonds. Highlands has indicated in filings that it has additional exposure for bail bonds issued in states other than New Jersey. Highlands has not provided sufficient information for the Company to quantify certain of these additional losses or allocate such losses among the 2001 and 2002 years in which the Company participated and the 2000 year in which the Company did not participate. As of June 30, 2007, the Company is reserving to its best estimate of future Highlands losses based on the most recent loss information received from Highlands with respect to immigration bonds and New Jersey bail bonds only.
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of June 30, 2007. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of June 30, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at June 30, 2007 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at June 30, 2007. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30,	December 31,
	2007	2006
Bail Bonds:
Case reserves	$0.5	$0.9
Incurred but not reported (“IBNR”) reserves	4.3	4.2

Total bail bond reserves	4.8	5.1

Immigration Bonds:
Case reserves	0.1	0.1
IBNR reserves	1.6	1.2

Total immigration bond reserves	1.7	1.3

Total loss and LAE reserves	$6.5	$6.4

The increase in loss and LAE reserves from $6.4 million at December 31, 2006 to $6.5 million at June 30, 2007 was primarily due to an increase in reported losses from Highlands, which was partially offset by loss payments made by the Company to Harco during the six months ended June 30, 2007.
Discontinued bond program losses and LAE were $0.5 million for the three months ended June 30, 2007 and 2006 and $0.5 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. The loss in 2007 was primarily attributable to an increase in reported losses from Highlands whereas the loss in 2006 was primarily attributable to an increase in reported losses from Harco, partially offset by a benefit of $0.2 million in the first quarter 2006 resulting from the Aegis settlement.
Automobile Service Contract Program
During 2003, the Company began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. The Company has issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under a reinsurance arrangement, the Company cedes 100% of this business to another insurance carrier. In addition, the Company has obtained collateral from the Providers in the form of a letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. No new business is being produced by this Provider. The Company has estimated its potential exposure under this program to be approximately $3.0 million as of June 30, 2007. Because we believe our estimated potential exposure is fully collateralized by a $4.3 million letter of credit (established to secure the claims under both Providers’ programs) and our loss exposure is 100% reinsured, we do not believe these events will have a material adverse impact to the Company. However, if the Company is required to pay claims under the program and is unable to draw on the letter of credit and cannot collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Regulation
In December 2006, the Department initiated its financial examination of Ohio Indemnity covering the period from October 1, 2002 through December 31, 2006. On July 8, 2007, the Department issued its examination report. No adjustments to Ohio Indemnity’s previously filed statutory financial statements were required as a result of the examination.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Six Months Ended June 30,
	2006-2007
	Three Months Ended		Six Months Ended
	Amount	% Change	Amount	% Change

Net premiums earned	$(918,091)	(7.1)%	$(1,430,145)	(6.0)%
Net investment income	43,484	4.6%	65,027	3.5%
Net realized gains on investments	61,747	2,651.2%	(8,494)	(10.4)%
Codification and subscription fees	(899,641)	(100.0)%	(1,769,916)	(100.0)%
Management fees	(136,884)	(53.1)%	(318,341)	(58.7)%
Net realized gain on sale of affiliate	—	—	62,500	100.0%
Total revenues	(1,809,042)	(12.0)%	(3,350,318)	(11.9)%
Losses and LAE	(275,214)	(4.4)%	160,091	1.4%
Commissions, other insurance expenses, and general and administrative expenses	(219,442)	(3.8)%	(773,359)	(7.1)%
Codification and subscription expenses	(738,270)	(100.0)%	(1,475,661)	(100.0)%
Income before federal income taxes	(581,116)	(31.4)%	(1,289,369)	(33.0)%
Net income	(424,191)	(29.4)%	(836,271)	(28.5)%
Net income for the second quarter 2007 was $1,016,415, or $0.20 per diluted share, compared to $1,440,606, or $0.28 per diluted share, for the second quarter 2006. On a year-to-date basis, net income was $2,097,718, or $0.41 per diluted share, for the first six months of 2007 compared to $2,933,989, or $0.58 per diluted share, for the same period last year. The most significant factors that influenced the period-over-period comparisons was a decline in underwriting profits for our lender/dealer products due to a general agent transferring a portion of its business to other insurance carriers in 2005 (the “Transferred Business”), combined with a decrease in management fees from our UC product line.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
GAAP:
Loss ratio	51.1%	49.5%	51.2%	47.7%
Expense ratio	43.9%	41.8%	43.1%	43.2%

Combined ratio	95.0%	91.3%	94.3%	90.9%

Statutory:
Loss ratio	51.1%	49.5%	51.2%	47.7%
Expense ratio	32.7%	36.1%	41.8%	42.0%

Combined ratio	83.8%	85.7%	93.1%	89.7%

RESULTS OF OPERATIONS
Three Months Ended June 30, 2007 Compared to June 30, 2006
Net Premiums Earned. Net premiums earned declined 7.1%, or $918,091, to $12,027,328 for the second quarter 2007 from $12,945,419 a year ago principally due to a decrease in premiums for our ULI product line.
ULI net premiums earned decreased 16.4%, or $1,209,216, to $6,162,114 for the second quarter 2007 from $7,371,330 a year ago primarily due to the cancellation of a ULI customer at the end of second quarter 2006 (the “Cancelled Account”) combined with a decrease in premiums from the Transferred Business.
Net premiums earned for CPI increased 17.9%, or $51,476, to $339,609 for the second quarter 2007 from $288,133 a year ago primarily due to an increase in volume for certain financial institution customers.
Net premiums earned for GAP remained relatively flat at $2,782,411 for the second quarter 2007 compared to $2,766,579 a year ago primarily due to an increase in lending volume for certain financial institution customers, which was mostly offset by the Transferred Business.
Net premiums earned for UC products increased 5.6%, or $78,591, to $1,486,552 for the second quarter 2007 from $1,407,961 a year ago primarily due to an increase in volume for our excess of loss product.
Net premiums earned for WIP decreased 4.4%, or $46,268, to $1,009,688 for the second quarter 2007 from $1,055,956 a year ago primarily due to the general insurance agent changing its distribution of business with the insurance carriers participating in this program.
Net premiums earned for other specialty products increased 347.1%, or $191,721, to $246,954 for the second quarter 2007 from $55,233 a year ago primarily due to an increase in contract and escrow surety bond premiums, which the Company began writing in the second half of 2006.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions primarily because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 4.6%, or $43,484, to $987,491 for the second quarter 2007 from $944,007 a year ago. This improvement was primarily due to higher yields.
Net realized gains on investments increased $61,747 to $64,076 for the second quarter 2007 from $2,329 a year ago due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
investments. There were no impairment charges included in net realized gains on investments during the second quarters of 2007 or 2006. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased to zero for the second quarter 2007 from to $899,641 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” above for more information regarding this transaction.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees decreased 53.1%, or $136,884, to $121,015 for the second quarter 2007 from 257,899 a year ago primarily due to a rise in unemployment levels. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE decreased 4.4%, or $275,214, to $6,042,436 for the second quarter 2007 from $6,317,650 a year ago. Discontinued bond program losses and LAE increased slightly to $497,627 for the second quarter 2007 from $493,460 a year ago. See “Overview-Discontinued Bond Program” above and Note 9 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE decreased 4.8%, or $279,381, to $5,544,809 for the second quarter 2007 from $5,824,190 a year ago primarily due to a decrease in losses for our ULI product line.
ULI losses and LAE decreased 8.6%, or $372,344, to $3,978,551 for the second quarter 2007 from $4,350,895 a year ago primarily due to the decline in business.
CPI losses and LAE decreased 38.2%, or $58,813, to $94,975 for the second quarter 2007 from $153,788 a year ago primarily due to fewer loan defaults, bankruptcies and automobile repossessions among our CPI customers.
GAP losses and LAE increased 10.1%, or $100,045, to $1,088,101 for the second quarter 2007 from $988,056 a year ago primarily due to an increase in loss frequency for one of our financial institution customers.
UC losses and LAE decreased 11.8%, or $26,515, to $198,338 for the second quarter 2007 from $224,853 a year ago primarily due to a decrease in the expected loss ratio for our excess of loss product.
WIP losses and LAE decreased 4.4%, or $4,627, to $100,969 for the second quarter 2007 from $105,596 a year ago. This decrease is consistent with the decrease in net premiums earned as the Company records loss and LAE reserves for WIP using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
Loss and LAE for other specialty products increased $82,873 for the second quarter 2007 compared to a year ago primarily due to the increase in premiums for the contract and escrow surety bond business as the Company records loss and LAE reserves for these products using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense increased 1.4%, or $42,608, to $3,153,782 for the second quarter 2007 from $3,111,174 a year ago primarily due to an increase in GAP and other specialty products’ commissions, which was partially offset by a decrease in ULI commissions associated with the Cancelled Account. Other insurance operating expenses and general and administrative expenses combined decreased 9.9%, or $262,050, to $2,387,967 for the second quarter 2007 from $2,650,017 a year ago primarily due to a decrease in legal expenses associated with the discontinued bond program arbitrations. As previously disclosed, the Company concluded three of the arbitrations during 2006 and the Highlands arbitration is pending.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Codification and Subscription Expenses. Codification and subscription expenses declined to zero for the second quarter 2007 from $738,270 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” for more information regarding this transaction.
Interest Expense. Interest expense increased 1.4%, or $5,000, to $366,505 for the second quarter 2007 from $361,505 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 20.0% for the second quarter 2007 compared to 22.2% a year ago. This improvement is attributable to the ratio of tax-exempt income when compared to income from operations for each period.
GAAP Combined Ratio. For the second quarter 2007, the combined ratio increased to 95.0% from 91.3% a year ago. The loss ratio increased to 51.1% for the second quarter 2007 from 49.5% a year ago. Excluding the discontinued bond program, the Company’s loss ratio was 47.0% for the second quarter 2007 compared to 45.7% a year ago. The increase in the loss ratio for the second quarter 2007 versus a year ago was primarily attributable to our ULI product line as a result of the Cancelled Account. The expense ratio increased to 43.9% for the second quarter 2007 from 41.8% a year ago primarily due to an increase in the mix of GAP business versus ULI business as the GAP business tends to have a higher commission rate.
Six Months Ended June 30, 2007 Compared to June 30, 2006
Net Premiums Earned. Net premiums earned declined 6.0%, or $1,430,145, to $22,400,982 for the first six months of 2007 from $23,831,127 a year ago principally due to a decrease in premiums for our ULI product line.
ULI net premiums earned decreased 14.0%, or $1,745,626, to $10,754,931 for the first six months of 2007 from $12,500,557 a year ago primarily due to the Cancelled Account and the Transferred Business.
Net premiums earned for CPI decreased 12.2%, or $88,325, to $633,319 for the first six months of 2007 from $721,644 a year ago primarily due to a decrease in volume for certain financial institution customers.
Net premiums earned for GAP decreased 1.3%, or $73,986, to $5,437,498 for the first six months of 2007 from $5,511,484 a year ago primarily due to the Transferred Business which was partially offset by an increase in lending volume for certain financial institution customers.
Net premiums earned for UC products increased 9.3%, or $255,399, to $3,008,865 for the first six months of 2007 from $2,753,466 a year ago primarily due to an increase in volume for our excess of loss product.
Net premiums earned for WIP decreased 6.7%, or $147,538, to $2,064,973 for the first six months of 2007 from $2,212,511 a year ago primarily due to the general insurance agent changing its distribution of business with the insurance carriers participating in this program.
Net premiums earned for other specialty products increased 343.4%, or $388,316, to $501,396 for the first six months of 2007 from $113,080 a year ago primarily due to an increase in contract and escrow surety bond premiums, which the Company began writing in the second half of 2006.
Investment Income. Net investment income increased 3.5%, or $65,027, to $1,947,759 for the first six months of 2007 from $1,882,732 a year ago. This improvement was primarily due to higher yields.
Net realized gains on investments decreased 10.4%, or $8,494, to $73,285 for the first six months of 2007 from $81,779 a year ago due to the timing of sales of equity securities. Impairment charges included in net realized gains on investments during the first six months of 2007 and 2006 were zero and $7,310, respectively. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased to zero for the first six months of 2007 from $1,769,916 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Financial Statements and “Overview-Sale of Affiliate” above for more information regarding this transaction.
Management Fees. Our management fees decreased 58.7%, or $318,341, to $223,870 for the first six months of 2007 from $542,211 a year ago primarily due to a rise in unemployment levels. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Net Realized Gain on Sale of Affiliate. For the first six months of 2007, the Company realized $62,500 of the previously deferred gain on sale of affiliate as we received final cash payments from the Purchaser in the first quarter of this year in connection with the sale of our publishing subsidiary. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” for more information regarding this transaction.
Losses and Loss Adjustment Expenses. Losses and LAE increased 1.4%, or $160,091, to $11,332,029 for the first six months of 2007 from $11,171,938 a year ago. Discontinued bond program losses and LAE increased 72.8%, or $209,651, to $497,627 for the first six months of 2007 from $287,976 a year ago. See “Overview-Discontinued Bond Program” above and Note 9 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE declined 0.5%, or $49,560, to $10,834,402 for the first six months of 2007 from $10,883,962 a year ago primarily due to a decrease in losses for our ULI, CPI and GAP product lines, which was partially offset by an increase in losses for our UC and other specialty products.
ULI losses and LAE decreased 1.5%, or $116,603, to $7,472,088 for the first six months of 2007 from $7,588,691 a year ago primarily due to the decline in business.
CPI losses and LAE decreased 45.0%, or $127,654, to $156,075 for the first six months of 2007 from $283,729 a year ago primarily due to fewer loan defaults, bankruptcies and automobile repossessions among our CPI customers.
GAP losses and LAE decreased 7.8%, or $199,218, to $2,339,338 for the first six months of 2007 from $2,538,556 a year ago primarily due to favorable loss development in the current year, which was partially offset by an increase in loss frequency for one of our financial institution customers.
UC losses and LAE increased 85.7%, or $234,207, to $507,367 for the first six months of 2007 from $273,160 a year ago. The increase was primarily due to favorable loss development in the prior year.
WIP losses and LAE decreased 6.4%, or $14,126, to $206,497 for the first six months of 2007 from $220,623 a year ago. This decrease is consistent with the decrease in net premiums earned as the Company records loss and LAE reserves for WIP using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
Loss and LAE for other specialty products increased $173,834 for the first six months of 2007 compared to a year ago primarily due to the increase in premiums for the contract and escrow surety bond business as the Company records loss and LAE reserves for these products using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense declined 5.1%, or $289,917, to $5,432,447 for the first six months of 2007 from $5,722,364 a year ago primarily due to a decrease in ULI commissions associated with the Cancelled Account. Other insurance operating expenses and general and administrative expenses combined decreased 9.4%, or $483,442, to $4,652,350 for the first six months of 2007 from $5,135,792 a year ago primarily due to a decrease in legal expenses associated with the discontinued bond program arbitrations. As previously disclosed, the Company concluded three of the arbitrations during 2006 and the Highlands arbitration is pending.
Codification and Subscription Expenses. Codification and subscription expenses declined to zero for the first six months of 2007 from $1,475,661 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” for more information regarding this transaction.
Interest Expense. Interest expense increased 4.0%, or $27,980, to $729,515 for the first six months of 2007 from $701,535 a year ago

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
as a result of rising interest rates. See “Liquidity and Capital Resources” below for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 20.0% for the first six months of 2007 compared to 25.0% a year ago. This improvement is attributable to the ratio of tax-exempt income when compared to income from operations for each period.
GAAP Combined Ratio. For the first six months of 2007, the combined ratio increased to 94.3% from 90.9% a year ago. The loss ratio increased to 51.2% for the first six months of 2007 from 47.7% a year ago partially due to an increase in losses from the discontinued bond program as described above. Excluding the discontinued bond program, the Company’s loss ratio was 49.0% for the first six months of 2007 compared to 46.5% a year ago. The increase in the loss ratio for the first six months of 2007 versus a year ago was primarily attributable to our ULI product line as a result of prior year favorable loss development combined with the Cancelled Account. The expense ratio improved slightly to 43.1% for the first six months of 2007 compared to 43.2% a year ago. This improvement was primarily due to lower legal expenses associated with the discontinued bond program arbitrations which was partially offset by the decrease in management fees.
BUSINESS OUTLOOK
Lender/Dealer Products
We believe the national economy remains unstable. National automobile sale volumes were down in 2006 compared to 2005 which resulted in a decline in lending volumes for many of our automobile lender/dealer customers. As a result, our premium volume was down in 2006 compared to 2005. We continue to see this same trend for the first half of 2007.
During the third quarter of 2005, one of our managing general agents moved a portion of its ULI and GAP premium in an effort to more evenly distribute its business with existing insurance carriers. As a result, the Company expects a decline in premiums earned of $1.3 million and a decline in losses, commissions and premium taxes incurred of approximately $0.5 million for this managing general agent for fiscal year 2007 when compared to fiscal year 2006. In addition, a ULI financial institution customer cancelled its policy at the end of second quarter 2006. As a result, the Company expects a decline in premiums earned of $1.9 million and a decline in losses, commission and premium taxes incurred of approximately $1.8 million for this customer for fiscal year 2007 when compared to fiscal year 2006.
Premiums and ceded commissions for our insurance products are earned over the related contract period. For GAP and certain of our ULI and CPI products, the contract period averages approximately five years. As a result, the impacts of decreased premium volumes and cancelled business can persist for a number of years. Conversely, the impacts of increased premium volumes and new business may take several years to fully develop.
If the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI customers, we would anticipate an increase in the frequency of losses for this product line. Incentives being offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the higher level of gas prices could lower the market value of less fuel-efficient vehicles. If used car prices continue to decline, the “gap” between the value of the vehicle and the outstanding loan balance would increase and thus the severity and frequency of our GAP losses would increase. The Company has taken pricing actions to help mitigate the effect of these trends.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
any developments on the discontinued bond program and related Highlands arbitration could have a material impact on our results of operations and/or financial condition.
Since the Company began participating in the waste surety bond program in 2004 there have not been any claims to date. If the Company were to have claims experience on this program during fiscal year 2007, such claims experience could have an impact on our financial performance if our reserves prove to be deficient.
As discussed above in “Overview-Automobile Service Contract Program,” this program could have a material adverse impact on our 2007 financial performance if the Company is required to pay claims under the program and it is unable to draw on the letter of credit and cannot collect on the reinsurance.
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
If interest rates rise, it would increase the level of interest expense on the Company’s trust preferred debt and any borrowings under our revolving line of credit. See “Liquidity and Capital Resources” below for more information concerning our trust preferred debt and revolving line of credit. In addition, a rise in interest rates could decrease the fair value of the Company’s fixed income investment portfolio.
Based on the above, our outlook for the 2007 fiscal year remains cautious.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of June 30, 2007 and December 31, 2006, the Company’s capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	June 30,	December 31,
	2007	2006
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	37,411,832	36,365,619

Total capitalization	$52,876,832	$51,830,619

Ratio of total debt obligations to total capitalization	29.2%	29.8%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.36% and 9.27% at June 30, 2007 and 2006, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.41% and 9.55% at

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
June 30, 2007 and 2006, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of June 30, 2007, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2009 with no outstanding balance at June 30, 2007 and December 31, 2006. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of June 30, 2007, the Company was in compliance with all such covenants.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through short-term investments and cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from our underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments. At June 30, 2007, total cash and short-term investments were approximately $6.8 million and gross loss and LAE reserves, excluding the discontinued bond program, were approximately $7.5 million.
As discussed in “Overview-Discontinued Bond Program” above and in Note 9 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.5 million at June 30, 2007. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related Highlands arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
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
Cash flows provided by (used in) operating activities totaled $3,235,031 and $(3,578,842) for the six months ended June 30, 2007 and 2006, respectively. The increase in cash provided by operating activities was primarily the result of a decrease in paid losses, an increase in ceded commissions received and a decrease in commissions paid which were partially offset by a decrease in net premiums collected when compared to a year ago. The decrease in paid losses was primarily due to the payment in the first quarter 2006 associated with the Aegis settlement (see “Overview-Discontinued Bond Program” and Note 9 to the Condensed Consolidated Financial Statements for additional information concerning this settlement).
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of The Ohio Department of Insurance (the “Department”). During 2007, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $4,915,331.
Ohio Indemnity is subject to a risk based capital test applicable to property/casualty insurers. The risk based capital test serves as a

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of June 30, 2007.
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
DISCLOSURES ABOUT MARKET RISK
During the second quarter and six months ended June 30, 2007, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2006. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
In addition to the monthly valuation procedures described above, we continually monitor developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs. There were $0 in impairment charges included in net realized gains on investments for the six months ended June 30, 2007 compared to $7,310 for the same period a year ago. Additional impairments within the portfolio during 2007 are possible if current economic and financial conditions worsen.
See Note 4 to the Condensed Consolidated Financial Statements for a table that summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at June 30, 2007 and December 31, 2006, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.
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
As discussed in “Overview-Discontinued Bond Program” above and in Note 9 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.5 million at June 30, 2007. Given the uncertainties of the outcome of the Highlands arbitration, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
For the Company’s assumed WIP program and contract and escrow surety bond programs, the Company is recording loss and LAE reserves using a loss ratio reserving methodology. The loss ratio method calculates a reserve based on expected losses in relation to premiums earned. The expected loss ratios for these programs were selected using expected loss information provided by the ceding insurer.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
We conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
•	ULI –limited liability (“ULIL”)

•	ULI – non-limited liability (“ULIN”)

•	CPI

•	GAP
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
The Company calculates a reserve range for its lender/dealer product lines (ULI, CPI and GAP) and calculates point estimates for UC, WIP and other specialty product lines. As of June 30, 2007, our indicated gross loss and LAE reserve range for lender/dealer products was $2.7 million to $4.8 million and our recorded loss and LAE reserves were $4.1 million.
Equity-Based Compensation Expense
The fair value of stock options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model is utilized by the Company to calculate equity-based compensation expense and it uses various assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excludes the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating expected volatility of its common shares in the future. Dividend yield is based on historical dividends. See Note 7 to the Condensed Consolidated Financial Statements for information concerning the Company’s equity-based compensation expense.
Legal Matters
The Company is involved in various legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if management believes it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
outcome in a legal proceeding could have a material impact on the Company’s financial position and/or results of operations, such estimates are considered to be critical accounting estimates. See Note 10 to the Company’s Condensed Consolidated Financial Statements for information concerning the Company’s commitments and contingencies.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item 3 is included in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosures About Market Risk.”
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to the Condensed Consolidated Financial Statements and Part I Item 2 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Discontinued Bond Program and Overview-Ongoing SEC Investigation” for information concerning the Highlands arbitration and the SEC private investigation.
In October 2006, the Company commenced arbitration against E&Y, the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleges that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company is seeking monetary damages in excess of $21 million. E&Y has counterclaimed, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. An arbitration panel has been constituted and the hearing is currently scheduled for December 2007. The Company does not believe this dispute will have a material adverse effect on our financial condition or liquidity.
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
Item 1A. Risk Factors
During the quarter ended June 30, 2007, there were no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10(b)-18(a)(3) under the Exchange Act) of common shares of the Company during the second quarter 2007:

					Total number of	Maximum number (or
					shares (or units)	approximate dollar value)
	Total number		Average price		purchased as part	of shares (or units) that may
	of shares (or units)		paid per share		of publicly announced	yet be purchased under the
Period	purchased		(or unit)		plans or programs	plans or programs
Month #1 (April 1, 2007 through April 30, 2007)	—		—		—	—
Month #2 (May 1, 2007 through May 31, 2007)	45,435	(1)	6.51	(1)	34,304	391,446
Month #3 (June 1, 2007 through June 30, 2007)	7,675		$6.41		7,675	383,771

Total	53,110		$6.50		41,979	383,771

(1)	On March 7, 2007, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. The amount shown includes 34,304 common shares purchased under the repurchase program and 11,131 common shares acquired by the Company in connection with the delivery by a participant in our 1994 Stock Option Plan of common shares already owned by such participant as payment for the aggregate exercise price ($71,240) of options exercised by such participant in accordance with the terms of the 1994 Stock Option Plan.
Item 4. Submission of Matters to a Vote of Security Holders
On May 30, 2007, Bancinsurance held its 2007 Annual Meeting of Shareholders. The shareholders voted on two matters: (1) the election of eight directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified; and (2) a proposal to amend the Bancinsurance Corporation 2002 Stock Incentive Plan to increase the number of common shares available for issuance thereunder from 600,000 to 950,000. The results of the voting are as follows:
1.	Election of Directors:

Directors	Votes For	Votes Withheld
Douglas G. Borror	4,411,904	239,622
Kenton R. Bowen	4,503,697	147,829
Stephen P. Close	4,464,487	187,039
Edward N. Cohn	4,505,167	146,359
Daniel D. Harkins	4,503,802	147,724
John S. Sokol	4,563,854	87,672
Si Sokol	4,551,717	99,809
Matthew D. Walter	4,465,537	185,989
All eight directors were elected.

2.	Approval of the amendment to the Bancinsurance Corporation 2002 Stock Incentive Plan to increase the number of common shares available for issuance thereunder from 600,000 to 950,000.

Votes For	3,507,332
Votes Against	145,028
Abstentions	3,204
Non Votes	995,962
The proposal was approved.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 5. Other Information
The following paragraphs provide an updated summary of the material attributes of the capital stock of Bancinsurance. The summary is qualified in its entirety by reference to Bancinsurance’s Amended and Restated Articles of Incorporation (the “Amended Articles”) and Amended and Restated Code of Regulations (the “Amended Regulations”), copies of which have been filed with the Securities and Exchange Commission.
GENERAL
Bancinsurance’s authorized capital stock consists of (1) 20,000,000 Common Shares, without par value (the “Common Shares”); (2) 100,000 Class A Serial Preference Shares, without par value (the “Class A Serial Preference Shares”); and (3) 98,646 Class B Serial Preference Shares, without par value (the “Class B Serial Preference Shares”). As of July 25, 2007, 4,949,069 Common Shares were outstanding and no Class A Serial Preference Shares or Class B Serial Preference Shares were outstanding.
COMMON SHARES
The holders of Common Shares are entitled to one vote per share on all matters to be voted upon by Bancinsurance’s shareholders. Upon due notice by any holder of Common Shares desiring to cumulate his or her voting power at a meeting held for the purpose of electing directors, each holder of Common Shares is entitled under Ohio law to cumulate his or her voting power and to give one candidate as many votes as is determined by multiplying the number of directors to be elected by the number of votes to which such shareholder is entitled, or to distribute his or her votes on the same principle among two or more candidates, as he or she sees fit.
Elections of directors are determined by a plurality of the votes cast by Bancinsurance’s shareholders at a meeting of the shareholders at which a quorum is present. Subject to any special voting rights or requirements provided for in the Amended Articles, in the Amended Regulations or by law, all other matters to be voted upon by Bancinsurance’s shareholders at a meeting of the shareholders at which a quorum is present must be approved by the holders of Common Shares entitling them to exercise a majority of the voting power of Bancinsurance represented at such meeting. The holders of the Common Shares have no preemptive rights to purchase or subscribe for any Common Shares or other securities of Bancinsurance and are not subject to any further calls or assessments by Bancinsurance. In addition, there are no conversion rights or redemption or sinking fund provisions with respect to the Common Shares.
Subject to the rights of the holders of any Class A Serial Preference Shares and/or Class B Serial Preference Shares which may be outstanding, each holder of Common Shares on the applicable record date is entitled to receive dividends, when and if declared by the Board of Directors out of funds legally available therefor, on a pro-rata basis according to the number of Common Shares held. In the event of a liquidation, dissolution or winding up of Bancinsurance, each holder of Common Shares is entitled to share pro-rata in any distribution of Bancinsurance’s assets after payment or provision for payment of Bancinsurance’s liabilities and the liquidation preference of any Class A Serial Preference Shares and/or Class B Serial Preference Shares which may be outstanding.
CLASS A SERIAL PREFERENCE SHARES
The Board of Directors is authorized, without further shareholder action, to designate and issue any authorized and unissued Class A Serial Preference Shares in one or more series and to determine and fix for each such series the number of shares to constitute such series, the dividend rights (which for each series of Class A Serial Preference Shares shall be cumulative), redemption rights, rights upon liquidation, dissolution or winding up, conversion or exchange rights, if any, sinking fund requirements, if any, and any restrictions on issuance. Any series of Class A Serial Preference Shares so issued will have priority over the Class B Serial Preference Shares and the Common Shares with respect to dividends and rights upon liquidation, dissolution or winding up and will be subject to a call for redemption at a price fixed by the Board of Directors together with the amount of any dividends accrued and unpaid thereon to the date of redemption. Except as otherwise provided by law, the holders of any series of Class A Serial Preference Shares so issued will have no right to vote or participate in meetings of Bancinsurance’s shareholders. However, Bancinsurance may not change the express terms of any series of Class A Serial Preference Shares in any manner substantially prejudicial to the holders thereof without the affirmative vote or written consent of the holders of at least a majority of the Class A Serial Preference Shares of the particular series proposed to be changed. The holders of any series of Class A Serial Preference Shares so issued will have no pre-emptive rights to purchase or subscribe for any Class A Serial Preference Shares or other securities of Bancinsurance and will not be subject to any further calls or assessments by Bancinsurance.
CLASS B SERIAL PREFERENCE SHARES
The Board of Directors is authorized, without further shareholder action, to designate and issue any authorized and unissued Class B Serial Preference Shares in one or more series and to determine and fix for each such series the number of shares to constitute such

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
series, the dividend rights (which for each series of Class B Serial Preference Shares shall not be cumulative), redemption rights, rights upon liquidation, dissolution or winding up, conversion or exchange rights, if any, sinking fund requirements, if any, and any restrictions on issuance. Any series of Class B Serial Preference Shares so issued will have priority over the Common Shares with respect to dividends and rights upon liquidation, dissolution and winding up and will be subject to a call for redemption at a price fixed by the Board of Directors together with the amount of any dividends accrued and unpaid thereon to the date of redemption. Except as otherwise provided by law, the holders of any series of Class B Serial Preference Shares so issued will have no right to vote or participate in meetings of Bancinsurance’s shareholders. However, Bancinsurance may not change the express terms of any series of Class B Serial Preference Shares in any manner substantially prejudicial to the holders thereof without the affirmative vote or written consent of the holders of at least a majority of the Class B Serial Preference Shares of the particular series proposed to be changed. The holders of any series of Class B Serial Preference Shares so issued will have no pre-emptive rights to purchase or subscribe for any Class B Serial Preference Shares or other securities of Bancinsurance and will not be subject to any further calls or assessments by Bancinsurance.
ANTI-TAKEOVER PROVISIONS
The Amended Articles and the Amended Regulations include the following provisions which may be considered to have the effect of delaying, deferring or preventing a change of control of Bancinsurance: (1) the requirement of the affirmative vote of at least three-fourths of the voting power of Bancinsurance as a condition to certain major corporate transactions (e.g., adoption of amendments to the Amended Regulations or certain amendments to the Amended Articles, approval of a merger or consolidation involving Bancinsurance which requires shareholder approval, approval of a combination or majority share acquisition involving the issuance of shares of Bancinsurance which requires shareholder approval, approval of a sale, exchange, transfer or other disposition of all or substantially all of Bancinsurance’s assets or approval of the dissolution of Bancinsurance), unless at least three-fourths of the directors of Bancinsurance recommend the approval of such transaction; (2) the authorization of the Class A Serial Preference Shares and the Class B Serial Preference Shares; (3) the right of Bancinsurance’s Board of Directors, by the affirmative vote of a majority of the directors then in office, to divide itself into three classes; (4) the limitation on the right of Bancinsurance’s shareholders to remove any or all of the directors unless the holders of at least three-fourths of the voting power of Bancinsurance entitled to elect directors in place of those removed vote in favor of such removal (provided that, unless all of the directors are removed, no individual director may be removed where a sufficient number of votes are cast against his removal which, if cumulatively voted at an election of all the directors, would be sufficient to elect at least one director); and (5) certain procedural requirements relating to shareholder meetings, including provisions limiting who may call a special meeting of shareholders of Bancinsurance and the requirements for a quorum at any shareholder meeting.
Item 6. Exhibits

Exhibits

10.1
First Amendment to Bancinsurance Corporation 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Bancinsurance Corporation’s Current Report on Form 8-K filed on May 30, 2007 (File No. 0-8738))

10.2	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of Bancinsurance Corporation’s Current Report on Form 8-K filed on June 4, 2007 (File No. 0-8738))

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION (Registrant)

Date: August 1, 2007	By:	/s/ John S. Sokol John S. Sokol
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 1, 2007	By:	/s/ Matthew C. Nolan Matthew C. Nolan Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)