Form 10-Q
period 2007-09-30
BANCINSURANCE CORP
filed 2007-11-13
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
YES ☐       NO ☑
The number of outstanding common shares, without par value, of the registrant as of November 9, 2007 was 4,997,950.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$12,215,661	$12,420,099	$34,616,643	$36,251,226
Net investment income	980,730	914,325	2,928,489	2,779,790
Net realized gains (losses) on investments	(556,425)	1,690	(483,140)	83,469
Net realized gain on sale of affiliate	—	2,449,391	62,500	2,449,391
Codification and subscription fees	—	485,642	—	2,255,558
Management fees	164,585	14,063	388,455	556,274
Other income	67,702	8,818	127,795	19,860

Total revenues	12,872,253	16,294,028	37,640,742	44,395,568

Expenses:
Losses and loss adjustment expenses (“LAE”)	6,671,180	6,288,788	17,505,582	17,172,750
Discontinued bond program losses and LAE	—	664,594	497,627	952,570
Commission expense	1,602,635	3,219,171	7,035,082	8,941,535
Other insurance operating expenses	2,202,139	2,143,234	6,467,928	6,862,167
Codification and subscription expenses	—	460,723	—	1,936,384
General and administrative expenses	251,435	309,105	637,996	725,964
Interest expense	372,436	376,268	1,101,951	1,060,536

Total expenses	11,099,825	13,461,883	33,246,166	37,651,906

Income before federal income taxes	1,772,428	2,832,145	4,394,576	6,743,662

Federal income tax expense	168,085	727,614	692,515	1,705,142

Net income	$1,604,343	$2,104,531	$3,702,061	$5,038,520

Net income per common share:
Basic	$.33	$.42	$.75	$1.01

Diluted	$.32	$.42	$.73	$1.00

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,299,604 in 2007 and $4,850,986 in 2006)	$5,232,746	$4,793,584
Available for sale:
Fixed maturities, at fair value (amortized cost $71,608,405 in 2007 and $67,934,779 in 2006)	71,361,285	68,547,886
Equity securities, at fair value (cost $10,737,078 in 2007 and $8,277,307 in 2006)	11,964,678	9,400,247
Short-term investments, at cost which approximates fair value	680,278	6,511,143
Restricted short-term investments, at cost which approximates fair value	6,607,197	1,752,837
Other invested assets	785,596	751,936

Total investments	96,631,780	91,757,633

Cash	4,378,776	1,823,191
Premiums receivable	6,649,216	4,534,856
Reinsurance recoverables	2,856,851	1,420,410
Prepaid reinsurance premiums	22,503,903	9,278,559
Deferred policy acquisition costs	9,672,601	9,454,410
Loans to affiliates	1,034,660	963,389
Accrued investment income	1,155,907	1,133,757
Net deferred tax asset	694,731	254,713
Other assets	1,505,869	1,667,588

Total assets	$147,084,294	$122,288,506

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	September 30,	December 31,
	2007	2006
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$8,843,786	$8,417,063
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,489,416	6,366,177
Unearned premiums	50,532,319	37,248,196
Ceded reinsurance premiums payable	2,881,993	1,779,022
Experience rating adjustments payable	2,408,617	2,251,171
Retrospective premium adjustments payable	3,584,764	3,550,981
Funds held under reinsurance treaties	663,821	435,558
Funds held for account of others	6,607,197	1,752,837
Contract funds on deposit	2,258,614	2,488,671
Taxes, licenses and fees payable	322,221	427,928
Current federal income tax payable	396,260	266,791
Deferred ceded commissions	2,715,444	1,752,278
Commissions payable	2,392,330	1,581,825
Other liabilities	2,102,969	2,139,389
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	107,664,751	85,922,887

Commitments and contingencies

Shareholders’ equity:

Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at September 30, 2007 and December 31, 2006, 4,998,160 shares outstanding at September 30, 2007 and 4,980,700 shares outstanding at December 31, 2006	1,794,141	1,794,141
Additional paid-in capital	1,488,112	1,554,355
Accumulated other comprehensive income	644,283	1,142,957
Retained earnings	41,309,748	37,607,687

	45,236,284	42,099,140

Less: Treasury shares, at cost (1,172,181 common shares at September 30, 2007 and 1,189,641 common shares at December 31, 2006)	(5,816,741)	(5,733,521)

Total shareholders’ equity	39,419,543	36,365,619

Total liabilities and shareholders’ equity	$147,084,294	$122,288,506

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income	earnings	shares	equity

Balance at December 31, 2005	—	—	$1,794,141	$1,336,073	$588,703	$32,132,786	$(5,772,077)	$30,079,626

Comprehensive income:
Net income	—	—	—	—	—	5,038,520	—	5,038,520
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	322,167	—	—	322,167

Total comprehensive income								5,360,687

Equity-based compensation expense	—	—	—	145,842	—	—	—	145,842
8,000 common shares issued in connection with the exercise of stock options	—	—	—	324	—	—	38,556	38,880

Balance at September 30, 2006	—	—	$1,794,141	$1,482,239	$910,870	$37,171,306	$(5,733,521)	$35,625,035

Balance at December 31, 2006	—	—	$1,794,141	$1,554,355	$1,142,957	$37,607,687	$(5,733,521)	$36,365,619

Comprehensive income:
Net income	—	—	—	—	—	3,702,061	—	3,702,061
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(498,674)	—	—	(498,674)

Total comprehensive income								3,203,387

Equity-based compensation expense	—	—	—	246,752	—	—	—	246,752
117,138 common shares repurchased	—	—	—	—	—	—	(730,591)	(730,591)
56,729 common shares issued in connection with restricted stock awards	—	—	—	(280,809)	—	—	280,809	—
89,000 common shares issued in connection with the exercise of stock options	—	—	—	(32,186)	—	—	366,562	334,376

Balance at September 30, 2007	—	—	$1,794,141	$1,488,112	$644,283	$41,309,748	$(5,816,741)	$39,419,543

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,702,061	$5,038,520
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments	483,140	(83,469)
Net realized gain on sale of affiliate	(62,500)	(2,449,391)
Net realized gain from sale of property	(53,182)	—
Depreciation and amortization	398,729	455,130
Equity-based compensation expense	246,752	145,842
Deferred federal income tax (benefit) expense	(183,126)	1,007,857
Change in assets and liabilities:
Premiums receivable	(2,114,360)	659,393
Accounts receivable, net	—	138,209
Reinsurance recoverables	(1,436,441)	(137,956)
Prepaid reinsurance premiums	(13,225,344)	(2,357,102)
Deferred policy acquisition costs	(218,191)	(218,193)
Other assets, net	(114,029)	(1,088,161)
Reserve for unpaid losses and loss adjustment expenses	549,962	(15,286,581)
Unearned premiums	13,284,123	2,104,146
Ceded reinsurance premiums payable	1,102,971	(1,811,600)
Experience rating adjustments payable	157,446	843,344
Retrospective premium adjustments payable	33,783	1,063,190
Funds held under reinsurance treaties	228,263	(272,587)
Funds held for account of others	4,854,360	642,053
Contract funds on deposit	(230,057)	(357,734)
Deferred ceded commissions	963,166	217,826
Commissions payable	310,505	(358,867)
Other liabilities, net	532,704	(1,067,724)

Net cash provided by (used in) operating activities	9,210,735	(13,173,855)

Cash flows from investing activities:
Proceeds from sale of affiliate	62,500	4,244,401
Proceeds from held to maturity fixed maturities due to redemption or maturity	245,000	1,238,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	14,501,977	18,756,747
Proceeds from available for sale equity securities sold	6,298,055	13,662,275
Cost of held to maturity fixed maturities purchased	(701,031)	(199,781)
Cost of available for sale fixed maturities purchased	(18,845,057)	(11,937,668)
Cost of equity securities purchased	(8,825,736)	(14,236,990)
Net change in short-term investments	5,830,865	735,393
Net change in restricted short-term investments	(4,854,360)	(642,053)
Net change in other invested assets	(33,660)	—
Sale of land, property and leasehold improvements	359,386	—
Purchase of land, property and leasehold improvements	(296,874)	(241,806)

Net cash (used in) provided by investing activities	(6,258,935)	11,378,518

Cash flows from financing activities:
Acquisition of treasury shares	(730,591)	—
Proceeds from stock options exercised	334,376	38,880

Net cash (used in) provided by financing activities	(396,215)	38,880

Net increase (decrease) in cash	2,555,585	(1,756,457)
Cash at beginning of period	1,823,191	4,528,875

Cash at end of period	$4,378,776	$2,772,418

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,102,569	$1,051,429

Federal income taxes	$746,172	$1,307,000

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
We prepared the condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, the condensed consolidated statements of shareholders’ equity for the nine months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of the Company as of September 30, 2007 and for all periods presented have been made.
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full 2007 fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Certain prior year amounts have been reclassified in order to conform to the 2007 presentation. One of the reclassifications includes reporting two new lines on the consolidated balance sheets: (1) Restricted short-term investments and (2) Funds held for account of others. These balances relate primarily to the Company’s automobile service contract programs. For these programs, the Company has obtained collateral in the form of short-term investments to support its claim obligations under the programs. As of September 30, 2007, the collateral held by the Company exceeds our estimated claim obligations. As a result, the restricted short-term investments and the funds held amounts are the same as any excess collateral remaining after the payment of all claim obligations would be returned to the respective service contract provider. The balances previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 have been reclassified into these accounts from short-term investments and contract funds on deposit.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
In March 2007, the FASB ratified the consensus on the Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance” (“EITF No. 06-10”), which is effective for fiscal years beginning after December 15, 2007. EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance a postretirement benefit plan exists) or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion — 1967” (if the arrangement is, in substance, an individual deferred compensation contract) if, based on the substantive arrangement with the employee, the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize an asset based on the substance of the arrangement it has with the employee. The Company is currently evaluating the impact of the adoption of EITF No. 06-10 on its consolidated financial statements.
3. Sale of Affiliate
On August 31, 2006, the Company entered into a Stock Purchase Agreement with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of American Legal Publishing Corporation (“ALPC”) to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. As of September 30, 2007, the Purchaser had repaid the entire $470,000 principal amount of the Promissory Note to the Company.
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
In connection with the principal payments received by the Company on the Promissory Note in the first quarter of 2007, the Company realized $62,500 of the previously deferred gain on sale of affiliate for the nine months ended September 30, 2007.
4. Investments
The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at September 30, 2007 and December 31, 2006, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At September 30, 2007	Value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	31,618,318	672,456	4,248,656	44,700	35,866,974	717,156
Corporate securities	—	—	399,516	484	399,516	484

Total fixed maturities	31,618,318	672,456	4,648,172	45,184	36,266,490	717,640
Equity securities	3,479,541	301,982	1,585,106	95,420	5,064,647	397,402

Total	$35,097,859	$974,438	$6,233,278	$140,604	$41,331,137	$1,115,042

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2006	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,255,719	$975	$99,750	$74	$1,355,469	$1,049
Obligations of states and political subdivisions	11,102,504	52,735	4,562,504	33,777	15,665,008	86,512
Corporate securities	883,640	1,360	2,017,955	145,776	2,901,595	147,136

Total fixed maturities	13,241,863	55,070	6,680,209	179,627	19,922,072	234,697
Equity securities	1,109,875	15,558	2,947,643	105,548	4,057,518	121,106

Total	$14,351,738	$70,628	$9,627,852	$285,175	$23,979,590	$355,803

5. Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.62% and 9.40% at September 30, 2007 and 2006, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.28% and 9.42% at September 30, 2007 and 2006, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended September 30, 2007 and 2006 was $372,436 and $370,127, respectively, and $1,101,718 and $1,053,417 for the nine months ended September 30, 2007 and 2006, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. As of September 30, 2007, the Company was in compliance with all such covenants.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
6. Income Taxes
The Company’s provision for federal income taxes for the nine months ended September 30, 2007 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
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
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If the Company was to incur any interest and/or penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “other insurance operating expenses” category within the condensed consolidated statements of income.
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
The Company has stock options and restricted stock outstanding at September 30, 2007 under two equity compensation plans, each of which has been approved by our shareholders. The Company will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.
The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 177,500 common shares were outstanding at September 30, 2007 and expire at various dates from 2008 to 2013 and range in option price per share from $4.063 to $6.25. Of the options for 177,500 common shares outstanding, 18,000 have been granted to our non-employee directors and 159,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.
The 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 571,000 common shares were outstanding at September 30, 2007 and expire at various dates from 2012 to 2017 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 56,729 restricted common shares were also outstanding at September 30, 2007. Of the total equity-based awards for 627,729 common shares

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
outstanding under the 2002 Plan, 22,000 have been granted to our non-employee directors and 605,729 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of September 30, 2007, there were 322,271 common shares available for future grant under the 2002 Plan.
The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and then recognized over the respective service period, which typically matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employees’ continued employment with the Company on the applicable anniversary date. For the nine months ended September 30, 2007, the Company granted 56,729 restricted common shares to employees which were valued at $6.40 per share.
The following table summarizes restricted stock award activity for the Company under the 2002 Plan from January 1, 2007 through September 30, 2007:

		Weighted-average
		grant date fair value
	Shares	per common share

Outstanding at January 1, 2007	—	$—
Granted	56,729	6.40
Vested	—	—
Cancelled	—	—

Outstanding at September 30, 2007	56,729	$6.40

All stock options: (1) have been granted with an exercise price equal to the closing price of the Company’s common shares on the date of grant; (2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period (subject to the officers’ and employees’ continued employment with the Company); and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant.
The fair value of options granted by the Company are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excluded from its historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating the expected volatility of its common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. For the nine months ended September 30, 2007, the Company granted 12,000 stock options to non-employee directors which were valued at $2.65 per share using the following assumptions::

Risk-free interest rate	4.90%
Expected life	6 years
Expected volatility	32.4%
Dividend yield	0%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes all stock option activity for the Company under the Plans from January 1, 2007 through September 30, 2007:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life(years)	intrinsic value

Outstanding at January 1, 2007	827,500	$5.52
Granted	12,000	6.40
Exercised	(89,000)	4.56
Expired	—	—
Cancelled	(2,000)	6.00

Outstanding at September 30, 2007	748,500	$5.65	6.17	$523,950

Vested and exercisable at September 30, 2007	459,900	$5.29	4.98	$487,494

The aggregate intrinsic value represents the total pretax intrinsic value, based on the closing price for the Company’s common shares on the OTC Bulletin Board as of September 30, 2007 ($6.35), which would have been received by the option holders had all option holders exercised their options as of that date. In connection with the exercise of stock options during the nine months ended September 30, 2007, the Company received cash of $334,376 and 11,131 common shares (tendered as payment for the exercise price) and realized a current tax benefit of $49,380 from such option exercises.
The following table summarizes nonvested stock option activity for the Company under the Plans from January 1, 2007 through September 30, 2007:

		Weighted-average
		grant date fair value
	Shares	per common share

Nonvested at January 1, 2007	384,400	$2.33
Granted	12,000	2.65
Vested	(105,800)	2.11
Expired	—	—
Cancelled	(2,000)	2.48

Nonvested at September 30, 2007	288,600	$2.42

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ service period. The Company recorded equity-based compensation expense for the three months ended September 30, 2007 and 2006 in the amount of $96,768 and $68,450 ($63,867 and $45,177 net of tax), respectively, and $246,752 and $145,842 ($162,856 and $96,256 net of tax) for the nine months ended September 30, 2007 and 2006, respectively. In accordance with SAB No. 107, the equity-based compensation expense is classified within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees.
As of September 30, 2007, the total pretax equity-based compensation cost related to nonvested stock options and nonvested restricted stock not yet recognized was $906,962. The weighted-average period over which this cost is expected to be recognized is approximately 2.9 years.
8. Other Comprehensive Income
The components of other comprehensive income (loss) and the related federal income tax effects for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30, 2007
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2007	$(443,176)	$(150,680)	$(292,496)
Less: reclassification adjustments for losses realized in net income	(556,425)	(189,184)	(367,241)

Net unrealized holding gains	113,249	38,504	74,745

Other comprehensive income	$113,249	$38,504	$74,745

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended September 30, 2006
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2006	$1,257,762	$427,640	$830,122
Less: reclassification adjustments for gains realized in net income	1,690	575	1,115

Net unrealized holding gains	1,256,072	427,065	829,007

Other comprehensive income	$1,256,072	$427,065	$829,007

	Nine Months Ended September 30, 2007
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2007	$(1,238,708)	$(421,161)	$(817,547)
Less: reclassification adjustments for losses realized in net income	(483,140)	(164,267)	(318,873)

Net unrealized holding losses	(755,568)	(256,894)	(498,674)

Other comprehensive loss	$(755,568)	$(256,894)	$(498,674)

	Nine Months Ended September 30, 2006
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding gains arising during 2006	$571,602	$194,345	$377,257
Less: reclassification adjustments for gains realized in net income	83,469	28,379	55,090

Net unrealized holding gains	488,133	165,966	322,167

Other comprehensive income	$488,133	$165,966	$322,167

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
Several of our lender service insurance producers have formed sister reinsurance companies, each of which is commonly referred to as a producer-owned reinsurance company (“PORC”). The primary reason for an insurance producer to form a PORC is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return for ceding business to the PORC, the Company receives a ceding commission, which is based on a percentage of the premiums ceded. Such arrangements align the interests of our business partners with the Company’s interests while preserving valued customer relationships. All of the Company’s lender service ceded reinsurance transactions are PORC arrangements.
Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender service customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
In addition to the above, the Company has other reinsurance arrangements, including two automobile lender service PORC quota share arrangements, several quota share arrangements for certain contract and escrow surety bond business and a reinsurance arrangement for a vehicle service contract program. For a more detailed description of the vehicle service contract program, see “Automobile Service Contract Program” below.
From 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” below.
A reconciliation of direct to net premiums, on both a written and earned basis, for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007		2006		2007		2006
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$18,812,031	$15,208,532	$14,643,353	$13,795,814	$53,531,162	$40,905,237	$42,523,390	$38,525,511
Assumed	1,709,567	978,962	621,772	582,600	3,553,679	2,704,249	2,290,713	2,277,912
Ceded	(7,927,458)	(3,971,833)	(2,750,298)	(1,958,315)	(22,218,187)	(8,992,843)	(6,909,299)	(4,552,197)

Total	$12,594,140	$12,215,661	$12,514,827	$12,420,099	$34,866,654	$34,616,643	$37,904,804	$36,251,226

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months ended September 30, 2007 and 2006 were $2,059,255 and $795,213, respectively, and $4,988,463 and $2,662,480 during the nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007 and 2006, ceded reinsurance decreased commission expense incurred by $1,571,611 and $300,420, respectively, and $4,456,986 and $1,061,833 during the nine months ended September 30, 2007 and 2006, respectively.
Discontinued Bond Program
Beginning in 2001 and continuing into the second quarter of 2004, the Company participated as a reinsurer in a program covering bail and immigration bonds issued by four insurance carriers and produced by a bail bond agency (collectively, the “discontinued

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). According to the terms of the Final Order, the Company has paid Harco for its proportionate share of any past claims reported by Harco. As of September 30, 2007, the Company is reserving to its best estimate of future Harco losses based on the Final Order and the most recent loss information received from Harco. The following is a description of the final pending arbitration proceeding with Highlands as of September 30, 2007:
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
Highlands has provided loss information to the Company with respect to alleged losses for bail bonds issued in the State of New Jersey and for federal immigration bonds. Highlands has indicated in filings that it has additional exposure for bail bonds issued in states other than New Jersey. Highlands has not provided sufficient information for the Company to quantify these additional losses. As of September 30, 2007, the Company is reserving to its best estimate of future Highlands losses based on the most recent loss information received from Highlands with respect to immigration bonds and New Jersey bail bonds only.
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of September 30, 2007. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of September 30, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at September 30, 2007 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at September 30, 2007. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30,	December 31,
	2007	2006
Bail Bonds:
Case reserves	$0.5	$0.9
Incurred but not reported (“IBNR”) reserves	4.3	4.2

Total bail bond reserves	4.8	5.1

Immigration Bonds:
Case reserves	0.1	0.1
IBNR reserves	1.6	1.2

Total immigration bond reserves	1.7	1.3

Total loss and LAE reserves	$6.5	$6.4

The increase in loss and LAE reserves from $6.4 million at December 31, 2006 to $6.5 million at September 30, 2007 was primarily due to an increase in reported losses from Highlands, which was partially offset by loss payments made by the Company to Harco during the nine months ended September 30, 2007.
Discontinued bond program losses and LAE were zero and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. The loss in 2007 was primarily attributable to an increase in reported losses from Highlands whereas the loss in 2006 was primarily attributable to the Harco Final Order.
Automobile Service Contract Program
During 2001, the Company began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. The Company has issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under a reinsurance arrangement, the Company cedes 100% of this business to another insurance carrier. In addition, the Company obtained collateral from the Providers in the form of a $4.3 million letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. No new business is being produced by this Provider; however, the Company continues to produce business for the other Provider that is not in bankruptcy.
On August 24, 2007, the Company drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure the Company’s insurance obligations. As of September 30, 2007, the total cash held by the Company as collateral for this program consisted of approximately $4.7 million, which funds are currently invested in short term investments. The Company has estimated its liability for claims under this program to be approximately $3.4 million as of September 30, 2007. Because we believe our estimated liability for claims under this program is fully collateralized and as our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to the Company. However, if the Company’s actual liability for claims under this program exceeds the collateral held by the Company and if the Company is unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
10. Commitments and Contingencies
See Note 9 to the Condensed Consolidated Financial Statements for information concerning the Highlands arbitration.
In October 2006, the Company commenced arbitration against Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleges that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company is seeking monetary damages in excess of $21 million. E&Y has counterclaimed, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. An arbitration panel has been constituted and the hearing is currently scheduled for December 2007. The Company does not believe the ultimate resolution of this dispute will have a material adverse effect on our financial condition or liquidity. See Note 14 to the Condensed Consolidated Financial Statements for subsequent events related to the E&Y arbitration.
The Company is a guarantor for performance on a $550,400 bridge loan. In addition, the Company is involved in various lawsuits and legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. We provide accruals for these items to the extent that we deem the losses probable and reasonably estimable. The outcome of litigation is subject to numerous uncertainties. While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future quarter or annual period, in the opinion of Company’s management, none would likely have a material adverse effect on the Company’s financial condition or liquidity.
11. Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$1,604,343	$2,104,531	$3,702,061	$5,038,520

Income available to common shareholders, assuming dilution	1,604,343	2,104,531	3,702,061	5,038,520

Weighted average common shares outstanding	4,950,443	4,977,830	4,959,868	4,974,429
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	91,498	88,010	94,769	84,914

Diluted common shares	5,041,941	5,065,840	5,054,637	5,059,343

Net income per common share:
Basic	$0.33	$0.42	$0.75	$1.01
Diluted	$0.32	$0.42	$0.73	$1.00
Earnings per share excludes stock options underlying the purchase of 141,000 and 373,000 common shares for the three months ended September 30, 2007 and 2006, respectively, and 141,000 and 373,000 common shares for the nine months ended September 30, 2007 and 2006, respectively, as their inclusion would have been anti-dilutive.
12. Common Share Repurchase Program
On March 7, 2007, the Board of Directors adopted a common share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. Through September 30, 2007, the Company had repurchased 117,138 common shares at an aggregate cost of $730,591 and at an average price per share of $6.24 under this program.
13. Segment Information
We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Until August 31, 2006, we also had a municipal code publishing segment. On August 31, 2006, we sold the municipal code publishing segment as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The following table provides financial information regarding our reportable business segments. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material. Segment results for

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended
	September 30, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$11,827,897	$—	$11,827,897
Intersegment revenues	—	519,014	519,014
Interest revenue	969,287	644	969,931
Interest expense	—	—	—
Depreciation and amortization	126,522	—	126,522
Segment profit	1,884,317	519,536	2,403,853
Federal income tax expense	270,623	176,642	447,265

	Three Months Ended
	September 30, 2006
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing (1)	Agency	Total

Revenues from external customers	$12,356,517	$485,642	$—	$12,842,159
Intersegment revenues	—	—	248,107	248,107
Interest revenue	987,856	—	593	988,449
Interest expense	—	320	—	320
Depreciation and amortization	112,981	17,380	—	130,361
Segment profit	780,560	24,073	248,619	1,053,252
Federal income tax expense (benefit)	(4,046)	9,772	84,531	90,257

	Nine Months Ended
	September 30, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$34,484,683	$—	$34,484,683
Intersegment revenues	—	1,014,111	1,014,111
Interest revenue	2,938,292	1,842	2,940,134
Interest expense	233	—	233
Depreciation and amortization	316,254	—	316,254
Segment profit	5,158,503	1,015,601	6,174,104
Federal income tax expense	887,895	345,304	1,233,199
Segment assets	141,733,218	341,320	142,074,538

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Total revenues for reportable segments	$13,316,842	$14,078,715	$38,438,928	$42,661,507
Parent company gain	74,425	14,029	153,425	120,083
Net realized gain on sale of affiliate	—	2,449,391	62,500	2,449,391
Elimination of intersegment revenues	(519,014)	(248,107)	(1,014,111)	(835,413)

Total consolidated revenues	$12,872,253	$16,294,028	$37,640,742	$44,395,568

Profit
Total profit for reportable segments	$2,403,853	$1,053,252	$6,174,104	$5,958,865
Parent company loss, net of intersegment eliminations	(631,425)	(670,498)	(1,842,028)	(1,664,594)
Net realized gain on sale of affiliate	—	2,449,391	62,500	2,449,391

Total consolidated income before income taxes	$1,772,428	$2,832,145	$4,394,576	$6,743,662

Assets
Total assets for reportable segments			$142,074,538	$116,902,957
Parent company assets			5,313,096	6,195,429
Elimination of intersegment receivables			(303,340)	(3,063,147)

Total consolidated assets			$147,084,294	$120,035,239

14. Subsequent Events
In connection with the Ernst & Young arbitration disclosed in Note 10, on November 12, 2007, the Company and Ernst & Young tentatively agreed to a settlement of this dispute whereby the Company would release its claims against Ernst & Young and Ernst & Young would agree to pay the Company $20,000 and forgive its counterclaim of $475,000. Upon execution of a settlement agreement, which is currently anticipated to be sometime during the fourth quarter of 2007, the Company would record a pre-tax gain of approximately $0.5 million related to the Ernst & Young settlement.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to price the risks we underwrite accurately, reliance on general agents, general agents may exceed their authority, risk fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, regulation, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions can impact our investment portfolio, changes in interest rates could impact our debt securities, default on debt covenants could impact our financial condition, dependence on key executives, reliance on information technology and telecommunication systems, controlling interest of the Sokol family, the ongoing SEC investigation, litigation and the automobile service contract program, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and other risk factors identified in our filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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
Products and Services
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property/casualty insurance company. Our principal sources of revenue are premiums and ceded commissions for insurance policies and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 48 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of The Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. The majority of Ohio Indemnity’s premiums are derived from three distinct product lines: (1) lender service; (2) unemployment compensation; and (3) waste industry.
Our lender service product line offers three types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. The Company also has a CPI program which provides insurance coverage for a lender’s loan portfolio, on a voluntary basis, whereby the collateral consists of tractors and residential/commercial mowers. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold to auto dealers, lenders and lessors and provides coverage on either an individual or portfolio basis.
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
Sale of Affiliate
On August 31, 2006, the Company entered into a Stock Purchase Agreement with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of American Legal Publishing Corporation (“ALPC”) to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. As of September 30, 2007, the Purchaser had repaid the entire $470,000 principal amount of the Promissory Note to the Company.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In connection with the principal payments received by the Company on the Promissory Note in the first quarter of 2007, the Company realized $62,500 of the previously deferred gain on sale of affiliate for the nine months ended September 30, 2007.
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
Pending Arbitration. During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). According to the terms of the Final Order, the Company has paid Harco for its proportionate share of any past claims reported by Harco. As of September 30, 2007, the Company is reserving to its best estimate of future Harco losses based on the Final Order and the most recent loss information received from Harco. The following is a description of the final pending arbitration proceeding with Highlands as of September 30, 2007:
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
Highlands has provided loss information to the Company with respect to alleged losses for bail bonds issued in the State of New Jersey and for federal immigration bonds. Highlands has indicated in filings that it has additional exposure for bail bonds issued in states other than New Jersey. Highlands has not provided sufficient information for the Company to quantify these additional losses. As of September 30, 2007, the Company is reserving to its best estimate of future Highlands losses based on the most recent loss information received from Highlands with respect to immigration bonds and New Jersey bail bonds only.
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of September 30, 2007. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of September 30, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at September 30, 2007 without any adjustment for positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at September 30, 2007. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30,	December 31,
	2007	2006
Bail Bonds:
Case reserves	$0.5	$0.9
Incurred but not reported (“IBNR”) reserves	4.3	4.2

Total bail bond reserves	4.8	5.1

Immigration Bonds:
Case reserves	0.1	0.1
IBNR reserves	1.6	1.2

Total immigration bond reserves	1.7	1.3

Total loss and LAE reserves	$6.5	$6.4

The increase in loss and LAE reserves from $6.4 million at December 31, 2006 to $6.5 million at September 30, 2007 was primarily due to an increase in reported losses from Highlands, which was partially offset by loss payments made by the Company to Harco during the nine months ended September 30, 2007.
Discontinued bond program losses and LAE were zero and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. The loss in 2007 was primarily attributable to an increase in reported losses from Highlands whereas the loss in 2006 was primarily attributable to the Harco Final Order.
Automobile Service Contract Program
During 2001, the Company began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. The Company has issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under a reinsurance arrangement, the Company cedes 100% of this business to another insurance carrier. In addition, the Company obtained collateral from the Providers in the form of a $4.3 million letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. No new business is being produced by this Provider; however, the Company continues to produce business for the other Provider that is not in bankruptcy.
On August 24, 2007, the Company drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure the Company’s insurance obligations. As of September 30, 2007, the total cash held by the Company as collateral for this program consisted of approximately $4.7 million, which funds are currently invested in short term investments. The Company has estimated its liability for claims under this program to be approximately $3.4 million as of September 30, 2007. Because we believe our estimated liability for claims under this program is fully collateralized and as our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to the Company. However, if the Company’s actual liability for claims under this program exceeds the collateral held by the Company and if the Company is unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Ongoing SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (“SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry was converted to a formal order of private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC and intends to continue to do so in an effort to resolve this matter.
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company has agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the ongoing SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Company’s code of regulations, that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. A copy of the form of the undertaking agreement is attached to this report as Exhibit 10.2 and the foregoing discussion is qualified in its entirety by reference to Exhibit 10.2. Under the Company’s code of regulations and Ohio law, the Company may also be required to indemnify each officer in connection with the SEC investigation.
Due to the inherent uncertainties of the SEC investigation, the Company cannot reasonably estimate the amount, range of amounts, timing or ultimate outcome of the investigation. Accordingly, the Company has not recorded any accrual for loss contingencies for the SEC investigation as of September 30, 2007. The ultimate outcome of the SEC investigation, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition, or results of operations and the SEC investigation could divert the efforts and attention of management from the Company’s ordinary business operations. See “Business Outlook-Expenses and Investments” for information regarding the Company’s anticipated legal costs associated with the ongoing SEC investigation.
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
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Nine Months Ended September 30,
	2006-2007
	Three Months Ended		Nine Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$(204,438)	(1.6)%	$(1,634,583)	(4.5)%
Net investment income	66,405	7.3%	148,699	5.3%
Net realized losses on investments	(558,115)	(33,024.6)%	(566,609)	(678.8)%
Net realized gain on sale of affiliate	(2,449,391)	(100.0)%	(2,386,891)	(97.4)%
Codification and subscription fees	(485,642)	(100.0)%	(2,255,558)	(100.0)%
Management fees	150,522	1,070.3%	(167,819)	(30.2)%
Total revenues	(3,421,775)	(21.0)%	(6,754,826)	(15.2)%
Losses and LAE	(282,202)	(4.1)%	(122,111)	(0.7)%
Commissions, other insurance expenses, and general and administrative expenses	(1,615,301)	(28.5)%	(2,388,660)	(14.5)%
Codification and subscription expenses	(460,723)	(100.0)%	(1,936,384)	(100.0)%
Income before federal income taxes	(1,059,717)	(37.4)%	(2,349,086)	(34.8)%
Net income	(500,188)	(23.8)%	(1,336,459)	(26.5)%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net income for the third quarter 2007 was $1,604,343, or $0.32 per diluted share, compared to $2,104,531, or $0.42 per diluted share, for the third quarter 2006. On a year-to-date basis, net income was $3,702,061, or $0.73 per diluted share, for the first nine months of 2007 compared to $5,038,520, or $1.00 per diluted share, for the same period last year. The most significant factor that influenced the period-over-period comparisons was a $2.4 million ($1.6 million after tax or $0.32 per diluted share) net realized gain recorded in the third quarter of 2006 for the sale of our publishing subsidiary. Excluding this transaction, our profitability was up on both a quarter and year-to-date basis primarily due to a decrease in losses from the discontinued bond program.
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

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
GAAP:
Loss ratio	56.6%	56.4%	53.1%	50.7%
Expense ratio	31.4%	44.6%	38.9%	43.6%

Combined ratio	88.0%	101.0%	92.0%	94.3%

Statutory:
Loss ratio	56.6%	56.4%	53.1%	50.7%
Expense ratio	26.4%	44.0%	36.3%	42.6%

Combined ratio	83.0%	100.4%	89.4%	93.3%

RESULTS OF OPERATIONS
Three Months Ended September 30, 2007 Compared to September 30, 2006
Net Premiums Earned. Net premiums earned declined 1.6%, or $204,438, to $12,215,661 for the third quarter 2007 from $12,420,099 a year ago principally due to a decrease in premiums for our ULI product line.
ULI net premiums earned decreased 7.8%, or $524,872, to $6,244,934 for the third quarter 2007 from $6,769,806 a year ago primarily due to the cancellation of a ULI customer at the end of second quarter 2006 (the “Cancelled Account”) combined with a decrease in premiums due to a general agent transferring a portion of its business to other insurance carriers in 2005 (the “Transferred Business”).
Net premiums earned for CPI decreased 70.0%, or $320,700, to $137,278 for the third quarter 2007 from $457,978 a year ago primarily due to a decrease in volume for certain financial institution customers.
Net premiums earned for GAP increased 3.4% or $94,290, to $2,893,814 for the third quarter 2007 from $2,799,524 a year ago primarily due to an increase in lending volume for certain financial institution customers, which was mostly offset by the Transferred Business.
Net premiums earned for UC products increased 6.3%, or $88,258, to $1,486,778 for the third quarter 2007 from $1,398,520 a year ago primarily due to an increase in volume for our excess of loss product.
Net premiums earned for WIP decreased 8.4%, or $98,463, to $1,069,005 for the third quarter 2007 from $1,167,468 a year ago primarily due to the general insurance agent changing its distribution of business with the insurance carriers participating in this program.
Net premiums earned for other specialty products increased 411.4%, or $308,796, to $383,852 for the third quarter 2007 from $75,056 a year ago primarily due to an increase in contract and escrow surety bond premiums, which the Company began writing in the second half of 2006.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions primarily because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased 7.3%, or $66,405, to $980,730 for the third quarter 2007 from $914,325 a year ago. This improvement was primarily due to higher yields.
Net realized gains (losses) on investments decreased $558,115 to $(556,425) for the third quarter 2007 from $1,690 a year ago primarily due to an increase in impairment charges. There were $541,528 and $0 in impairment charges included in net realized gains (losses) on investments for the three months ended September 30, 2007 and 2006, respectively. The increase in impairment charges during the third quarter 2007 was primarily due to one security, SLM Corporation (commonly known as Sallie Mae). During 2006, the Company purchased approximately $2.0 million of SLM Corporation’s fixed income securities. In the second quarter of 2007, an investor group led by J. C. Flowers & Co., Bank of America and JPMorgan Chase (the “buyer group”) entered into a definitive agreement to purchase SLM Corporation for approximately $25 billion or $60 per share in order to take SLM Corporation private in a leveraged transaction. Following this announcement, the bond rating agencies, including Moody’s and Standard & Poor’s, reduced their credit outlook for SLM Corporation to negative and indicated that they would reduce their quality ratings to below investment grade quality if the acquisition was completed. In the third quarter of 2007, the buyer group informed SLM Corporation that it did not expect to consummate the acquisition under the terms of the merger agreement and SLM Corporation has since filed a lawsuit against the buyer group. We believe the uncertainty over the investment rating was the primary cause for the decline in fair value of the Company’s investment in SLM Corporation during 2007 and the related write down as of September 30, 2007. The Company’s policy is to write down any fixed income security when such security’s fair value to cost ratio is less than 80%. As SLM Corporation’s fair value to cost ratio fell below 80% during the third quarter of 2007, the Company recorded the impairment charge in that period.
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
Net Realized Gain on Sale of Affiliate. In connection with the sale of ALPC on August 31, 2006, the Company recorded a net realized gain of approximately $2.4 million ($1.6 million after tax or $0.32 per diluted share) during the third quarter of 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” above for more information regarding this transaction.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased to zero for the third quarter 2007 from $485,642 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” above for more information regarding this transaction.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees increased $150,522 to $164,585 for the third quarter 2007 from 14,063 a year ago primarily due favorable unemployment experience. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE decreased 4.1%, or $282,202, to $6,671,180 for the third quarter 2007 from $6,953,382 a year ago. Discontinued bond program losses and LAE decreased to zero for the third quarter 2007 from $664,594 a year ago. See “Overview-Discontinued Bond Program” above and Note 9 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE increased 6.1%, or $382,392, to $6,671,180 for the third quarter 2007 from $6,288,788 a year ago primarily due to an increase in losses for our ULI product line.
ULI losses and LAE increased 9.3%, or $381,459, to $4,501,873 for the third quarter 2007 from $4,120,414 a year ago primarily due to favorable loss development in the prior year combined with an increase in loss frequency for certain financial institution customers.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
CPI losses and LAE decreased 78.3%, or $110,347, to $30,571 for the third quarter 2007 from $140,918 a year ago consistent with the decline in business.
GAP losses and LAE increased 3.0%, or $49,401, to $1,703,872 for the third quarter 2007 from $1,654,471 a year ago consistent with the increase in business.
UC losses and LAE decreased 22.1%, or $56,451, to $198,936 for the third quarter 2007 from $255,387 a year ago primarily due to a decrease in the expected loss ratio for our excess of loss product.
WIP losses and LAE decreased 8.4%, or $9,847, to $106,900 for the third quarter 2007 from $116,747 a year ago. This decrease is consistent with the decrease in net premiums earned as the Company records loss and LAE reserves for WIP using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
Loss and LAE for other specialty products increased $128,177 for the third quarter 2007 compared to a year ago primarily due to the increase in premiums for the contract and escrow surety bond business as the Company records loss and LAE reserves for these products using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense decreased 50.2%, or $1,616,536, to $1,602,635 for the third quarter 2007 from $3,219,171 a year ago primarily due to a decrease in ULI commissions associated with the Cancelled Account, an increase in ceded commissions for certain lender service reinsurance arrangements and a decrease in contingent commission expense for a general agent as a result of a decrease in its premium volume and an increase in its losses for the period. Other insurance operating expenses and general and administrative expenses combined increased 0.1%, or $1,235, to $2,453,574 for the third quarter 2007 from $2,452,339 a year ago primarily due to an increase in compensation expense as a result of growth in Company staff as well as discretionary bonuses paid during third quarter 2007. The increase in compensation expense was mostly offset by a decrease in legal expenses primarily related to the discontinued bond program arbitrations. As previously disclosed, the Company concluded three of the arbitrations during 2006 and the Highlands arbitration is pending.
Codification and Subscription Expenses. Codification and subscription expenses declined to zero for the third quarter 2007 from $460,723 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” for more information regarding this transaction.
Interest Expense. Interest expense decreased 1.0%, or $3,832, to $372,436 for the third quarter 2007 from $376,268 a year ago as a result of declining interest rates on a quarter to quarter comparison. See “Liquidity and Capital Resources” below for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 9.5% for the third quarter 2007 compared to 25.7% a year ago. This improvement is attributable to the ratio of tax-exempt income when compared to income from operations for each period combined with a decrease in the estimated annual effective tax rate.
GAAP Combined Ratio. For the third quarter 2007, the combined ratio decreased to 88.0% from 101.0% a year ago. The loss ratio increased to 56.6% for the third quarter 2007 from 56.4% a year ago. Excluding the discontinued bond program, the Company’s loss ratio was 56.6% for the third quarter 2007 compared to 51.0% a year ago. The increase in the loss ratio for the third quarter 2007 versus a year ago was primarily attributable to our ULI product line as a result of favorable loss development in the prior year combined with an increase in loss frequency for certain financial institution customers in the current year. The expense ratio improved to 31.4% for the third quarter 2007 from 44.6% a year ago primarily due to the decrease in commission expense described above.
Nine Months Ended September 30, 2007 Compared to September 30, 2006
Net Premiums Earned. Net premiums earned declined 4.5%, or $1,634,583, to $34,616,643 for the first nine months of 2007 from $36,251,226 a year ago principally due to a decrease in premiums for our ULI product line.
ULI net premiums earned decreased 11.8%, or $2,270,498, to $16,999,865 for the first nine months of 2007 from $19,270,363 a year ago primarily due to the Cancelled Account and the Transferred Business.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net premiums earned for CPI decreased 34.7%, or $409,025, to $770,597 for the first nine months of 2007 from $1,179,622 a year ago primarily due to a decrease in volume for certain financial institution customers.
Net premiums earned for GAP increased slightly to $8,331,312 for the first nine months of 2007 from $8,311,008 a year ago primarily due to an increase in lending volume for certain financial institution customers, which was mostly offset by the Transferred Business.
Net premiums earned for UC products increased 8.3%, or $343,657, to $4,495,643 for the first nine months of 2007 from $4,151,986 a year ago primarily due to an increase in volume for our excess of loss product.
Net premiums earned for WIP decreased 7.3%, or $246,001, to $3,133,978 for the first nine months of 2007 from $3,379,979 a year ago primarily due to the general insurance agent changing its distribution of business with the insurance carriers participating in this program.
Net premiums earned for other specialty products increased 370.5%, or $697,112, to $885,248 for the first nine months of 2007 from $188,136 a year ago primarily due to an increase in contract and escrow surety bond premiums, which the Company began writing in the second half of 2006.
Investment Income. Net investment income increased 5.3%, or $148,699, to $2,928,489 for the first nine months of 2007 from $2,779,790 a year ago. This improvement was primarily due to higher yields.
Net realized gains (losses) on investments decreased 678.8%, or $566,609, to $(483,140) for the first nine months of 2007 from $83,469 a year ago primarily due to an increase in impairment charges. Impairment charges included in net realized gains (losses) on investments during the first nine months of 2007 and 2006 were $541,528 and $7,310, respectively. The increase in impairment charges during 2007 was primarily due to our fixed income investment in SLM Corporation as described above.
Codification and Subscription Fees. ALPC’s codification and subscription fees decreased to zero for the first nine months of 2007 from $2,255,558 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” above for more information regarding this transaction.
Management Fees. Our management fees decreased 30.2%, or $167,819, to $388,455 for the first nine months of 2007 from $556,274 a year ago primarily due to a rise in unemployment levels. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.
Net Realized Gain on Sale of Affiliate. In connection with the sale of ALPC on August 31, 2006, the Company recorded a net realized gain of approximately $2.4 million ($1.6 million after tax or $0.32 per diluted share) during the third quarter of 2006. For the first nine months of 2007, the Company realized $62,500 of the previously deferred gain on sale of affiliate as we received final cash payments from the Purchaser in the first quarter of 2007 in connection with the sale of ALPC. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” for more information regarding this transaction.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 0.7%, or $122,111, to $18,003,209 for the first nine months of 2007 from $18,125,320 a year ago. Discontinued bond program losses and LAE decreased 47.8%, or $454,943, to $497,627 for the first nine months of 2007 from $952,570 a year ago. See “Overview-Discontinued Bond Program” above and Note 9 to the Condensed Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE increased 1.9% or, $332,832, to $17,505,582 for the first nine months of 2007 from $17,172,750 a year ago primarily due to an increase in losses for other specialty products.
ULI losses and LAE increased 2.3%, or $264,856, to $11,973,961 for the first nine months of 2007 from $11,709,105 a year ago primarily due to favorable loss development in the prior year.
CPI losses and LAE decreased 56.0%, or $238,001, to $186,646 for the first nine months of 2007 from $424,647 a year ago consistent with the decline in business.
GAP losses and LAE decreased 3.6%, or $149,817, to $4,043,210 for the first nine months of 2007 from $4,193,027 a year ago primarily due to favorable loss development in the current year, which was partially offset by an increase in loss frequency for one of our financial institution customers.
UC losses and LAE increased 33.6%, or $177,756, to $706,303 for the first nine months of 2007 from $528,547 a year ago. The

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
increase was primarily due to growth in the business combined with favorable loss development in the prior year.
WIP losses and LAE decreased 7.1%, or $23,973, to $313,397 for the first nine months of 2007 from $337,370 a year ago. This decrease is consistent with the decrease in net premiums earned as the Company records loss and LAE reserves for WIP using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
Loss and LAE for other specialty products increased $302,011 for the first nine months of 2007 compared to a year ago primarily due to the increase in premiums for the contract and escrow surety bond business as the Company records loss and LAE reserves for these products using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense declined 21.3%, or $1,906,453, to $7,035,082 for the first nine months of 2007 from $8,941,535 a year ago primarily due to a decrease in ULI commissions associated with the Cancelled Account, combined with an increase in ceded commissions for certain lender service reinsurance arrangements. Other insurance operating expenses and general and administrative expenses combined declined 6.4%, or $482,207, to $7,105,924 for the first nine months of 2007 from $7,588,131 a year ago due to a decrease in legal expenses primarily related to the discontinued bond program arbitrations. As previously disclosed, the Company concluded three of the arbitrations during 2006 and the Highlands arbitration is pending. This decline in legal expenses was partially offset by an increase in compensation expense primarily due to growth in Company staff as well as discretionary bonuses paid during third quarter 2007.
Codification and Subscription Expenses. Codification and subscription expenses declined to zero for the first nine months of 2007 from $1,936,384 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See Note 3 to the Condensed Consolidated Financial Statements and “Overview-Sale of Affiliate” for more information regarding this transaction.
Interest Expense. Interest expense increased 3.9%, or $41,415, to $1,101,951 for the first nine months of 2007 from $1,060,536 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 15.8% for the first nine months of 2007 compared to 25.3% a year ago. This improvement is attributable to the ratio of tax-exempt income when compared to income from operations for each period combined with a decrease in the estimated annual effective tax rate.
GAAP Combined Ratio. For the first nine months of 2007, the combined ratio decreased to 92.0% from 94.3% a year ago. The loss ratio increased to 53.1% for the first nine months of 2007 from 50.7% a year ago. Excluding the discontinued bond program, the Company’s loss ratio was 51.7% for the first nine months of 2007 compared to 48.1% a year ago. The increase in the loss ratio for the first nine months of 2007 versus a year ago was primarily attributable to our ULI product line as a result of prior year favorable loss development combined with the Cancelled Account. The expense ratio decreased to 38.9% for the first nine months of 2007 compared to 43.6% a year ago. This improvement was primarily due to the decrease in the commission expense from the Cancelled Account combined with lower legal expenses associated with the discontinued bond program arbitrations.
BUSINESS OUTLOOK
Lender Service Products
We believe the national economy remains unstable. National automobile sale volumes were down in 2006 compared to 2005 which resulted in a decline in lending volumes for many of our automobile lender service customers. As a result, our premium volume was down in 2006 compared to 2005. We continue to see this same trend for the first nine months of 2007.
During the third quarter of 2005, one of our managing general agents moved a portion of its ULI and GAP premium in an effort to more evenly distribute its business with existing insurance carriers. As a result, the Company expects a decline in premiums earned of $1.0 million and a decline in losses, commissions and premium taxes incurred of approximately $0.8 million for this managing general agent for fiscal year 2007 when compared to fiscal year 2006. In addition, a ULI financial institution customer cancelled its policy at the end of second quarter 2006. As a result, the Company expects a decline in premiums earned of $1.9 million and a decline in losses, commission and premium taxes incurred of approximately $1.8 million for this customer for fiscal year 2007 when compared to fiscal year 2006.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
If the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI customers, we would anticipate an increase in the frequency of losses for this product line. Incentives offered on new cars by dealers and manufacturers can depress the value of the used car market. In addition, the higher level of gas prices could lower the market value of less fuel-efficient vehicles. If used car prices decline, the “gap” between the value of the vehicle and the outstanding loan balance would increase and thus the severity and frequency of our GAP losses would increase. The Company has taken pricing actions to help mitigate the effect of these trends.
Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this program, the CPI coverage is voluntary and is primarily for tractors and residential/commercial mowers as opposed to automobiles. The Company receives a ceding commission based on a percentage of the premiums ceded. For this reinsurance arrangement, the Company has obtained collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. If the customer’s premium projections for 2007 are accurate, this program should reduce our commission expense by approximately $0.2 million to $0.3 million during fiscal year 2007. As of September 30, 2007 the Company had approximately $0.8 million of deferred ceded commissions for this program that will be earned approximately over the next four years.
Unemployment Compensation and Other Specialty Products
The Company believes that there has been a stabilization of benefit charge levels in our UC product customer base; however, if unemployment levels rise for our customers, we could experience lower management fees and/or increased losses for our UC products. Furthermore, any developments on the discontinued bond program and related Highlands arbitration could have a material impact on our results of operations and/or financial condition.
Since the Company began participating in the waste surety bond program in 2004 there have not been any claims to date. If the Company were to have claims experience on this program during fiscal year 2007, such claims experience could have an impact on our financial performance if our reserves prove to be deficient.
As discussed above in “Overview-Automobile Service Contract Program,” this program could have a material adverse impact on our 2007 financial performance if our actual liability exceeds the collateral held and we cannot collect on the reinsurance.
Expenses and Investments
During 2006, the Company experienced a high level of legal costs associated with the discontinued bond program arbitrations. The Company anticipates it will continue to incur legal costs during 2007 for the Highlands arbitration; however, the Company believes its total discontinued bond program arbitration legal costs will be significantly reduced in 2007 when compared to 2006. See “Overview-Discontinued Bond Program” for more information regarding the discontinued bond program arbitrations. As disclosed in “Overview-Ongoing SEC Investigation”, during the fourth quarter of 2007 the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, the Company anticipates higher legal costs for the SEC investigation during fourth quarter 2007 when compared to fourth quarter 2006 and it is reasonably possible that the amount of such legal costs will be material to our results of operations for the quarterly period. As disclosed in Note 14 to the Condensed Consolidated Financial Statements, on November 12, 2007, the Company and E&Y tentatively agreed to a settlement of their dispute whereby the Company would release its claims against E&Y and E&Y would agree to pay the Company $20,000 and forgive its counterclaim of $475,000. Upon execution of a settlement agreement, which is currently anticipated to be sometime during the fourth quarter of 2007, the Company would reduce its previously recorded expense accrual of $475,000 related to E&Y’s unpaid fees, which would result in a pre-tax benefit to general & administrative expenses. See Notes 10 and 14 to the Condensed Consolidated Financial Statements for more information regarding the E&Y dispute.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of September 30, 2007 and December 31, 2006, the Company’s capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	September 30,	December 31,
	2007	2006
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	39,419,543	36,365,619

Total capitalization	$54,884,543	$51,830,619

Ratio of total debt obligations to total capitalization	28.2%	29.8%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.62% and 9.40% at September 30, 2007 and 2006, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (9.28% and 9.42% at September 30, 2007 and 2006, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various restrictive covenants. As of September 30, 2007, the Company was in compliance with all such covenants.
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010 with no outstanding balance at September 30, 2007 and December 31, 2006. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of September 30, 2007, the Company was in compliance with all such covenants.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
meet our anticipated cash needs without being required to liquidate intermediate-term and long-term investments.
As discussed in “Overview-Discontinued Bond Program” above and in Note 9 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.5 million at September 30, 2007. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related Highlands arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
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
Cash flows provided by (used in) operating activities totaled $9,210,735 and $(13,173,855) for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided by operating activities was primarily the result of a decrease in paid losses, an increase in ceded commissions received and an increase in funds held for account of others which were partially offset by a decrease in net premiums collected when compared to a year ago. The decrease in paid losses was primarily due to payments made in 2006 associated with the Aegis and Sirius settlements and the Harco Final Order (see “Overview-Discontinued Bond Program” and Note 9 to the Condensed Consolidated Financial Statements for additional information concerning the discontinued bond program).
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of The Ohio Department of Insurance (the “Department”). During 2007, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $4,915,331.
Ohio Indemnity is subject to a risk based capital test applicable to property/casualty insurers. The risk based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of September 30, 2007.
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
DISCLOSURES ABOUT MARKET RISK
During the third quarter and nine months ended September 30, 2007, there were no material changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2006. We do not anticipate material changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect during future reporting periods. For a description of our primary market risk exposures, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
There were $541,528 and $7,310 in impairment charges included in net realized gains (losses) on investments for the nine month period ended September 30, 2007 and 2006, respectively. The increase in impairment charges during 2007 was primarily due to our fixed income investment in SLM Corporation as described above. Additional impairments within the portfolio during 2007 are possible if current economic and financial conditions worsen.
See Note 4 to the Condensed Consolidated Financial Statements for a table that summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at September 30, 2007 and December 31, 2006, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Ultimate loss reserve estimates for assumed reinsurance are dependent upon and based primarily on reports received by the Company from the underlying ceding insurers. These reports are the primary basis for the Company’s reserving estimates.
As discussed in “Overview-Discontinued Bond Program” above and in Note 9 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.5 million at September 30, 2007. Given the uncertainties of the outcome of the Highlands arbitration, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
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
The Company calculates a reserve range for its lender service product lines (ULI, CPI and GAP) and calculates point estimates for UC,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
WIP and other specialty product lines. As of September 30, 2007, our indicated gross loss and LAE reserve range for lender service products was $3.9 million to $5.7 million and our recorded loss and LAE reserves were $4.9 million.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to the Condensed Consolidated Financial Statements and Part I, Item 2 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Discontinued Bond Program and Overview-Ongoing SEC Investigation” for information concerning the Highlands arbitration and the SEC investigation.
In October 2006, the Company commenced arbitration against E&Y, the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleges that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company is seeking monetary damages in excess of $21 million. E&Y has counterclaimed, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. An arbitration panel has been constituted and the hearing is currently scheduled for December 2007. The Company does not believe the ultimate resolution of this dispute will have a material adverse effect on our financial condition or liquidity. See Note 14 to the Condensed Consolidated Financial Statements for subsequent events related to the E&Y arbitration.
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
Item 1A. Risk Factors
During the quarter ended September 30, 2007, there were no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than for the automobile service contract program and the ongoing SEC investigation. See Part I, Item 2 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Automobile Service Contract Program and Overview-Ongoing SEC Investigation” for updated risk factor information concerning the automobile service contract program and the ongoing SEC investigation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10(b)-18(a)(3) under the Exchange Act) of common shares of the Company during the third quarter 2007:

					Total number of		Maximum number (or
					shares (or units)		approximate dollar value)
	Total number		Average price		purchased as part		of shares (or units) that may
	of shares (or units)		paid per share		of publicly announced		yet be purchased under the
Period	purchased		(or unit)		plans or programs		plans or programs
Month #1 (July 1, 2007 through July 31, 2007)	—		—		—		—

Month #2 (August 1, 2007 through August 31, 2007)	279		$6.35		279		383,492

Month #3 (September 1, 2007 through September 30, 2007)	630		$6.15		630		382,862

Total	909	(1)	$6.21	(1)	909	(1)	382,862	(1)

(1) On March 7, 2007, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 5. Other Information
For information concerning the undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, see “Overview-Ongoing SEC Investigation.”
Item 6. Exhibits
Exhibits

10.1*	First Addendum to Eleventh Amendment and Restatement of Note effective as of September 27, 2007 by and between Bancinsurance Corporation and Fifth Third Bank.

10.2*	Form of Undertaking Agreement dated November 12, 2007 by and between Bancinsurance Corporation and John S. Sokol, Matthew C. Nolan and Stephen J. Toth.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION
(Registrant)

Date: November 13, 2007	By:	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)