Form 10-K
period 2007-12-31
BANCINSURANCE CORP
filed 2008-03-05
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was $13,794,326.

The number of the registrant’s common shares outstanding as of February 7, 2008 was 4,997,950.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Shareholders to be held on June 2, 2008 are incorporated by reference into Part III of this report.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

2007 FORM 10-K

FORWARD-LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to price the risks we underwrite accurately, reliance on general agents, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulation, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, controlling interest of the Sokol family, the ongoing SEC investigation, litigation, developments in the discontinued bond program and the automobile service contract program, and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

ITEM 1.	BUSINESS

GENERAL/OVERVIEW

Bancinsurance Corporation, an Ohio Corporation formed in 1970, is an insurance holding company primarily engaged in the underwriting of specialized property/casualty insurance products through our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), an Ohio corporation. Ohio Indemnity is licensed to transact business in 48 states and the District of Columbia. Until August 31, 2006, the Company also had a municipal code publishing business segment. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described in “Sale of Affiliate” below and in “Sale of Affiliate” in Note 1 to the Consolidated Financial Statements. In addition, our wholly-owned subsidiary, Ultimate Services Agency, LLC (“USA”), an Ohio limited liability company which we formed in July 2002, is a property/casualty insurance agency. Financial information for our business segments for the two years ended December 31, 2007 is included in Note 22 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

General information about Bancinsurance is available on the Company’s website, www.bancins.com. Information on our website is not and should not be considered part of this Annual Report on Form 10-K.

PRODUCTS AND SERVICES

Ohio Indemnity Company

The majority of our net premiums written and premiums earned are derived from three distinct product lines offered by Ohio Indemnity: (1) lender service; (2) unemployment compensation; and (3) waste industry.

Lender Service Products.  Our lender service product line offers three types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. ULI insures against damage to pledged collateral in cases where the collateral is not otherwise insured. Our standard ULI policy covers physical damage to the collateral in an amount not to exceed the lesser of the collateral’s fair market value or the outstanding loan balance. This blanket vendor single interest policy is generally written to cover the lending institution’s complete portfolio of collateralized personal property loans, which generally consists of automobile loans. Certain ULI policies are eligible for experience rated and retrospective rated refunds based on loss experience. We also offer supplemental insurance coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender’s collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral. The premiums charged for ULI are based on claims experience, loan volumes and general market conditions. During 2007, we provided ULI coverage to approximately 400 lending institutions.

Second, creditor placed insurance (“CPI”) provides an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers an automobile lender’s loan portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. The lender then charges the premium to the borrower. The National Association of Insurance Commissioners (“NAIC”) developed a “model act” for CPI in 1996 and several states have adopted its provisions. The model act helped to clarify program parameters that are acceptable to regulators. Our CPI product complies with the model act. The Company also has a CPI program which provides insurance coverage for a lender’s loan portfolio, on a voluntary basis, whereby the collateral consists of tractors and residential/commercial mowers. During 2007, we provided CPI coverage to approximately 35 lending institutions.

Third, guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The “gap” results from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long-term loans (60-84 months) and low trade-in prices contribute to such “gap” amounts. GAP insurance policies insure lenders, lessors and auto dealers who waive “gap” amounts and elect to purchase GAP insurance to cover the risk assumed by making the waiver. We offer two primary forms of GAP insurance products. First, voluntary GAP insurance policies are sold to lenders, lessors and auto dealers who in turn sell such policies directly to the borrower when a vehicle is purchased or leased. Second, blanket GAP insurance policies are sold to lessors who typically waive “gap” amounts on all of their leases. During 2007, we provided GAP coverage to approximately 900 lenders, lessors and auto dealers.

Unemployment Compensation Products.  Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations. During 2007, we provided UC insurance coverage to approximately 100 customers.

Waste Industry Products.  Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, the Company entered into a 5% quota share reinsurance arrangement whereby the Company assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.0 million as of July 1, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. During 2007, we provided WIP coverage to approximately 100 customers.

Ohio Indemnity is currently listed on the United States Treasury Department’s listing of approved surety companies (the “Treasury Listing”). This listing is required for all surety companies who issue or reinsure surety bonds naming the United States government or any branch or agency of the United States government as the obligee. The Treasury Listing also establishes a company’s maximum underwriting amount on any one surety bond based on its capital and surplus. Many governmental entities, both federal and non-federal, that issue landfill licenses and permits will accept surety bonds only from insurance companies that are on the Treasury Listing. Ohio Indemnity’s Treasury Listing is reviewed annually and was last updated on July 1, 2007 with a bond liability limit of $4.0 million. If Ohio Indemnity’s Treasury Listing were revoked, or if its surety bond limit were reduced, it would eliminate or reduce the Company’s ability to write and assume business under the waste surety bond program and certain other surety bond programs. This could have a material adverse effect on our business, financial condition and/or operating results.

Other Products.  The Company has certain other specialty products which consist primarily of vehicle service contracts and contract and escrow surety bond products. For more information concerning one of the Company’s vehicle service contract programs, see “Automobile Service Program” in Note 15 to the Consolidated Financial Statements and “Overview-Automobile Service Contract Program” in Item 7 below.

In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements and “Overview-Discontinued Bond Program” in Item 7 below.

Distribution of Products.  We sell our insurance products through multiple distribution channels, including three managing general agents, approximately thirty-five independent agents and direct sales.

American Legal Publishing Corporation

On August 31, 2006, the Company sold its wholly-owned subsidiary, American Legal Publishing Corporation (“ALPC”), which codifies, publishes, supplements and distributes ordinances for municipalities and counties nationwide in addition to state governments. Ordinance codification is the process of collecting, organizing and publishing legislation for state and local governments. ALPC also provides information management services which include electronic publishing, document imaging and internet hosting services. See “Sale of Affiliate” below and “Sale of Affiliate” in Note 1 to the Consolidated Financial Statements for more information concerning this transaction.

Ultimate Services Agency, LLC

In July 2002, we formed Ultimate Services Agency, LLC, a wholly-owned subsidiary. We formed USA to act as an agency for placing and servicing property/casualty insurance policies offered and underwritten by Ohio Indemnity and by other property/casualty insurance companies.

SALE OF AFFILIATE

On August 31, 2006, the Company entered into a Stock Purchase Agreement with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of American Legal Publishing Corporation (“ALPC”) to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. As of December 31, 2007, the Purchaser had repaid the entire $470,000 principal amount of the Promissory Note to the Company.

The Purchaser was organized by Steven G. Wolf, who had served as President of ALPC since 1984 and as a director of ALPC since 2000. At the time of the transaction, Mr. Wolf and certain other employees of ALPC collectively owned a significant equity interest in the Purchaser.

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

In connection with the Sale and the Investment, the Company recorded a net realized gain of approximately $2.5 million ($1.7 million after tax) during the period ended December 31, 2006. In connection with the principal payments received by the Company on the Promissory Note during 2007, the Company realized $62,500 of the previously deferred gain on sale of affiliate during the period ended December 31, 2007.

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

Importance of Industry Ratings

Ohio Indemnity received an “A−” (Excellent) rating with a negative outlook from A.M. Best in November 2007. A.M. Best generally assigns ratings based on an insurance company’s ability to pay policyholder obligations (not based on protection of investors) and focuses on capital adequacy, loss and loss expense reserve adequacy and operating performance. If our performance in these areas declines, A.M. Best could downgrade our rating. A downgrade of our rating could cause our current and future insurance agents and insureds to choose other, more highly rated competitors. In addition, we believe that not having an “A−” rating or better could impact an agents’ or customers’ willingness to place business with Ohio Indemnity.

Reliance on General Agents and Major Customers

During 2007, approximately $64.2 million (83.2%) of our gross premiums written were distributed among four general agents and five major customers as follows ($ in millions):

	Gross
Type	Premiums Written	% of Total

Customer	$17.9	23.2%
General Agent	8.4	10.9%
Customer	7.5	9.7%
Customer	6.2	8.0%
General Agent	5.7	7.4%
Customer	5.2	6.7%
Customer	4.7	6.1%
General Agent	4.7	6.1%
General Agent	3.9	5.1%

TOTAL	$64.2	83.2%

The above customers are not obligated to buy the Company’s insurance products and the above general agents are not obligated to promote the Company’s insurance products and may sell competitors’ insurance products. As a result, our business depends in part on the marketing efforts of these general agents and on our ability to offer insurance products and services that meet the requirements of these customers, these general agents and the customers of these agents. In addition, these relationships may be discontinued, or if they do continue, they may not remain profitable for us. A loss of all or substantially all the business produced by one or more of these general agents or customers could have a material adverse effect on our business, financial condition and/or operating results.

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

Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender service customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $3,450,688 and $2,266,090 for the years ended December 31, 2007 and 2006, respectively.

Under its waste surety bond program, the Company both assumes and cedes certain waste surety business under three quota share reinsurance arrangements. First, in the second quarter of 2004, the Company entered into a

50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, the Company entered into a 5% quota share reinsurance arrangement whereby the Company assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.0 million as of July 1, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. Under this program, the Company assumed premiums earned of $2,958,794 and $3,283,690 for the years ended December 31, 2007 and 2006, respectively. Also, the Company ceded premiums earned of $1,529,148 and $1,235,624 for the years ended December 31, 2007 and 2006, respectively.

Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a guaranteed auto protection insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $3,560,054 and $1,987,640 for the years ended December 31, 2007 and 2006, respectively.

Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this program, the CPI coverage is voluntary and is primarily for tractors and residential/commercial mowers as opposed to automobiles. The Company receives a ceding commission based on a percentage of the premiums ceded. For this reinsurance arrangement, the Company has obtained collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $4,424,122, and $0 for the years ended December 31, 2007 and 2006, respectively.

In addition to the arrangements discussed above, the Company has other reinsurance arrangements, including two automobile lender service PORC quota share arrangements, one unemployment compensation facultative reinsurance arrangement, several quota share arrangements for certain contract and escrow surety bond business and a reinsurance arrangement for a vehicle service contract program. Under these arrangements, the Company ceded premiums earned of $1,126,594 and $708,430 for the years ended December 31, 2007 and 2006, respectively. Also, the Company assumed premiums earned of $868,771 and $60,535 for the years ended December 31, 2007 and 2006, respectively.

From 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Overview-Discontinued Bond Program” in Item 7 below and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements.

For more information concerning the Company’s reinsurance transactions, see Note 15 to the Consolidated Financial Statements.

REGULATION

Insurance Company Regulation

Ohio Indemnity, as an Ohio property/casualty insurance corporation, is subject to the regulatory supervision of the Ohio Department of Insurance (the “Department”). In addition, Ohio Indemnity is subject to regulation in each jurisdiction in which it is licensed to write insurance.

Such regulation relates to, among other matters: licensing of insurers and their agents; authorized lines of business; capital and surplus requirements; rate and form approvals; claims practices; mandated participation in shared markets; reserve requirements; insurer solvency; investment criteria; underwriting limitations; affiliate transactions; dividend limitations; changes in control; and a variety of other financial and non-financial components of our business.

All insurance companies must file annual financial statements (prepared in accordance with statutory accounting rules) in states where they are authorized to do business and are subject to regular and special examinations by the regulatory agencies of those states. In December 2006, the Department initiated its financial examination of Ohio Indemnity covering the period from October 1, 2002 through December 31, 2006. On July 8, 2007, the Department issued its examination report. No adjustments to Ohio Indemnity’s previously filed statutory financial statements were required as a result of the examination.

Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state’s insurance department. As of December 31, 2007, we have securities with a carrying value of $5,019,407 deposited with eleven state insurance departments. The deposits, typically required by a state’s insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.

Ohio Insurance Holding Company System Regulation

We are also subject to the Ohio Insurance Holding Company System Regulatory Act, as amended (the “Ohio Insurance Holding Company Act”), which requires that notice of the proposed payment of any dividend or other distribution by Ohio Indemnity be given to the Ohio Superintendent of Insurance (the “Ohio Superintendent”) within five business days of its declaration and at least ten days prior to payment. If such dividend or distribution is paid from other than earned surplus or the dividend or distribution, together with any other dividends or distributions made within the preceding 12 months, exceeds the greater of: (1) 10% of Ohio Indemnity’s statutory surplus as of the immediately preceding December 31, or (2) the statutory net income of Ohio Indemnity for the immediately preceding calendar year, notice of the proposed dividend or distribution must be given to the Ohio Superintendent at least 30 days prior to payment, and the Ohio Superintendent may disapprove the dividend or distribution within the 30 day period following receipt of such notice. During 2008, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $6,669,399.

Pursuant to the Ohio Insurance Holding Company Act, no person may acquire, directly or indirectly, 10% or more of the outstanding voting securities of Bancinsurance or Ohio Indemnity, unless the Ohio Superintendent has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer’s financial condition, the competence of its management and whether competition in Ohio would be reduced. In addition, under the Ohio Insurance Holding Company Act, certain other material transactions involving Ohio Indemnity and its affiliates must be disclosed to the Ohio Superintendent not less than 30 days prior to the effective date of the transaction. The Ohio Superintendent may elect not to approve such transaction within such 30-day period if it does not meet the required standards. Transactions requiring approval by the Ohio Superintendent include: sales, purchases, or exchanges of assets; loans and extensions of credit; and investments not in compliance with statutory guidelines. Ohio Indemnity is also required under the Ohio Insurance Holding Company Act to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed to exist with 10% voting control) Ohio Indemnity. We believe that we are in compliance with the Ohio Insurance Holding Company Act and the related regulations.

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

The NAIC applies a risk-based capital test to property/casualty insurers. Ohio also applies the NAIC risk-based capital test. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2007.

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

During 2007, the Company incurred legal expenses of approximately $2.5 million ($1.6 million after tax) related to the SEC investigation, which are included in general and administrative expenses in the Company’s statement of income. This includes $1.9 million of expenses incurred related to the undertaking agreements of which $0.6 million are for legal services rendered through December 31, 2007 and $1.3 million are for estimated future legal costs expected to be incurred pursuant to the undertaking agreements as more fully described in Note 4 to the Consolidated Financial Statements. Due to the inherent uncertainties of the SEC investigation, the Company cannot reasonably estimate the amount, range of amounts, timing or ultimate outcome of the SEC investigation. Accordingly, the Company has not recorded any accrual for loss contingencies for the SEC investigation as of December 31, 2007, other than the $1.3 million guarantee liability as discussed in Note 4 to the Consolidated Financial Statements. The ultimate outcome of the SEC investigation, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition, or results of operations and the SEC investigation could divert the efforts and attention of management from the Company’s ordinary business operations. See “Business Outlook-Expenses and Investments,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” in Item 7 below and Note 4 to the Consolidated Financial Statements for information regarding the Company’s anticipated legal costs associated with the ongoing SEC investigation.

EMPLOYEES

As of February 7, 2008, we employed approximately 33 full-time employees and one part-time employee. None of our employees are represented by a collective bargaining agreement, and we are not aware of any efforts to unionize our employees.

SERVICE MARKS

Our service marks “ULTIMATE LOSS INSURANCE,” “UTIMATE GAP” and “UCASSURE” are registered with the United States Patent and Trademark Office and the State of Ohio. We have also developed common law rights in “BI BANCINSURANCE CORPORATION” (stylized letters) in each state in which Bancinsurance is operating. While these service marks are important to us, we do not believe our business is materially dependent on any one of them.

ITEM 2.	PROPERTIES

As of February 7, 2008, we leased 11,868 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2001 and expires on December 31, 2008. The lease provides for monthly rent of $13,230.

ITEM 3.	LEGAL PROCEEDINGS

Highlands Arbitration.  See “Overview-Discontinued Bond Program” in Item 7 below and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for information concerning the Highlands arbitration.

SEC Investigation.  See “Regulation-Ongoing SEC Investigation” in Item 1 above and Note 4 to the Consolidated Financial Statements for information concerning the SEC investigation.

Ernst & Young LLP Arbitration.  In October 2006, the Company commenced arbitration against Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, in accordance with the terms of the engagement letter between the Company and E&Y. In the arbitration, the Company alleged that E&Y improperly withdrew the Company’s audit reports for the 2001 through 2003 fiscal years. The Company sought monetary damages in excess of $21 million. E&Y counterclaimed in the arbitration, seeking to recover in excess of $475,000 from the Company for unpaid invoices and additional costs. An arbitration panel had been constituted and a hearing was scheduled for December 2007. On December 18, 2007, the Company and E&Y executed a settlement agreement pursuant to which the Company released its claims against E&Y and E&Y agreed to pay the Company $20,000 and released its counterclaim of $475,000. Upon execution of this settlement agreement, the Company recorded a pre-tax benefit to general & administrative expenses of approximately $0.5 million during the fourth quarter of 2007.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common shares are currently dually quoted on the OTC Bulletin Board and in the “pink sheets” in the over-the-counter market under the symbol “BCIS.” To the Company’s knowledge, during the period from January 1, 2006 through June 3, 2007, the common shares were quoted only in the “pink sheets” on an unsolicited trading basis. Effective June 4, 2007, the common shares commenced being quoted on the OTC Bulletin Board in addition to the “pink sheets.” The following table sets forth the reported high and low bid quotations for the Company’s common shares on the OTC Bulletin Board (from June 4, 2007) and in the “pink sheets” for each quarterly period within the fiscal years ended December 31, 2006 and 2007.

Period	High Bid	Low Bid

Quarterly period ended March 31, 2006	$6.60	$4.20
Quarterly period ended June 30, 2006	6.30	6.00
Quarterly period ended September 30, 2006	6.14	5.56
Quarterly period ended December 31, 2006	6.15	5.50

Period	High Bid	Low Bid

Quarterly period ended March 31, 2007	$6.40	$5.60
Quarterly period ended June 30, 2007	6.74	6.05
Quarterly period ended September 30, 2007	6.40	6.10
Quarterly period ended December 31, 2007	6.35	4.90

These quotations may reflect inter-dealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.

The trading volume for the Company’s common shares has historically been relatively limited and a consistently active trading market for our common shares may not occur on the OTC Bulletin Board and in the “pink sheets.”

On February 7, 2008, the last reported bid quotation for the Company’s common shares on the OTC Bulletin Board and in the “pink sheets” was $5.00.

HOLDERS

The number of holders of record of the Company’s common shares as of February 7, 2008 was 608.

DIVIDENDS

The Company did not declare or pay any cash dividends on its outstanding common shares during the fiscal years ended December 31, 2007 and 2006. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations and financial condition, legal and regulatory restrictions, and other factors deemed relevant at the time. For a description of the restrictions on payment of dividends to us from Ohio Indemnity, see “Regulation- Ohio Insurance Holding Company System Regulation” in Item 1 above, “Liquidity and Capital Resources” in Item 7 below and Note 11 to the Consolidated Financial Statements.

COMMON SHARE REPURCHASE PROGRAM

The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10(b)-18(a)(3) under the Securities Exchange Act of 1934 as amended) of common shares of the Company during the fourth quarter 2007:

							Maximum Number
							(or Approximate
					Total Number of		Dollar Value) of
					Shares (or Units)		Shares (or Units)
	Total Number of		Average Price		Purchased as Part of		that May Yet be
	Shares (or Units)		Paid per		Publicly Announced		Purchased Under the
Period	Purchased		Share (or Unit)		Plans or Programs		Plans or Programs

Month #1 (October 1, 2007 through October 31, 2007)	—		—		—		—
Month #2 (November 1, 2007 through November 30, 2007)	210		$6.23		210		382,652
Month #3 (December 1, 2007 through December 31, 2007)	—		$—		—		382,652

Total	210	(1)	$6.23	(1)	210	(1)	382,652	(1)

(1)	On March 7, 2007, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. Through December 31, 2007, the Company had repurchased 117,348 common shares at an aggregate cost of $731,900 and at an average price per share of $6.24 under this program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancinsurance is a specialty property/casualty insurance holding company incorporated in the State of Ohio in 1970. The Company has two reportable business segments: (1) property/casualty insurance and (2) insurance agency. Until August 31, 2006, the Company also had a municipal code publishing business segment. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described in “Sale of Affiliate” in Item 1 above and in “Sale of Affiliate” in Note 1 to the Consolidated Financial Statements. These segments are described in more detail below.

Products and Services

A discussion of our principal products and services is set forth in Item 1 above under the caption “Products and Services” and is incorporated herein by reference.

Sale of Affiliate

A discussion of our sale of American Legal Publishing Corporation is set forth in Item 1 above under the caption “Sale of Affiliate” and is incorporated herein by reference.

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

During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, the Company has paid Harco for its proportionate share of all past claims reported by Harco. As of December 31, 2007, the Company is reserving to its best estimate of future Harco losses based on the Final Order and the most recent loss information received from Harco. It should be noted that Harco has received an invoice from the Department of Homeland Security for breached immigration bonds and Harco’s best reserve estimate is less than the amount of the invoice by approximately $0.4 million (this represents the Company’s proportionate share).

Pending Arbitration.  Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire, American Healthcare Insurance Company and various Lloyds Syndicates. In November 2005, the Company responded to this demand by seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.

Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the U.S. Department of Homeland Security for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has also provided loss information to the Company with respect to potential losses for bail bonds issued in states other than New Jersey. As of December 31, 2007, the Company is reserving to its best estimate of Highlands losses based on the Settlement Agreements and the most recent loss information received from Highlands. As of December 31, 2007 and 2006, the Company’s total loss and LAE reserves for Highlands was approximately $4.8 million and $4.0 million, respectively.

We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of December 31, 2007. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of December 31, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at December 31, 2007 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.

Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at December 31, 2007. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.

Loss and LAE Reserves.  The following compares our loss and LAE reserves for the discontinued bond program at December 31, 2007 and December 31, 2006 (dollars in millions):

	December 31,	December 31,
	2007	2006

Bail Bonds:
Case reserves	$0.5	$0.9
Incurred but not reported (“IBNR”) reserves	4.5	4.2

Total bail bond reserves	5.0	5.1

Immigration Bonds:
Case reserves	0.2	0.1
IBNR reserves	1.5	1.2

Total immigration bond reserves	1.7	1.3

Total loss and LAE reserves	$6.7	$6.4

The increase in loss and LAE reserves to $6.7 million at December 31, 2007 from $6.4 million at December 31, 2006 was primarily due to an increase in reported losses from Highlands. This increase was partially offset by loss payments made by the Company to Harco during 2007 combined with a decrease in reported losses from Harco.

Discontinued bond program losses and LAE were $0.7 million and $1.8 million for 2007 and 2006, respectively. The loss in 2007 was primarily attributable to an increase in reported losses from Highlands which was partially offset by a decrease in reported losses from Harco. The loss in 2006 was primarily attributable to the Harco Final Order combined with an increase in reported losses from Harco.

See “Business Outlook-Expenses and Investments” below for information regarding the Company’s anticipated legal costs associated with the discontinued bond program arbitrations.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 could have an impact on the assessment of the financial statement effects of any potential future misstatements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No. 157 to allow the FASB Board additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Under FASB Staff Position 157-2, the Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 is not expected to have a material impact on the Company’s consolidated financial statements.

Reinsurance Transactions

A discussion of our reinsurance transactions is set forth in Item 1 above under the caption “Reinsurance” and is incorporated herein by reference.

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

On August 24, 2007, the Company drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure the Company’s insurance obligations. As of December 31, 2007, the total cash held by the Company as collateral for this program consisted of approximately $4.7 million, which funds are currently invested in short term investments. The Company has estimated its liability for claims under this program to be approximately $3.0 million as of December 31, 2007. Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to the Company. However, if the Company’s actual liability for claims under this program exceeds the collateral held by the Company and if the Company is unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.

Ongoing SEC Investigation

A discussion of our ongoing SEC investigation is set forth in Item 1 above under the caption “Regulation-Ongoing SEC Investigation,” and is incorporated herein by reference.

SUMMARY RESULTS

The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease) 2006-2007
	Amount	% Change

Net premiums earned	$(2,133,395)	(4.3)%
Net investment income	52,587	1.4%
Net realized gains (losses) on investments	(1,281,012)	(2,299.1)%
Net realized gain on sale of affiliate	(2,449,391)	(97.5)%
Codification and subscription fees	(2,255,558)	(100.0)%
Management fees	(381,430)	(45.9)%
Total revenues	(8,460,505)	(14.4)%
Losses and LAE	(1,030,513)	(4.0)%
Commissions, other insurance expenses, and general and administrative expenses	(2,187,924)	(9.5)%
Codification and subscription expenses	(1,936,384)	(100.0)%
Income before federal income taxes	(3,349,290)	(49.1)%
Net income	(2,471,192)	(45.1)%

Net income for 2007 was $3,003,709, or $0.59 per diluted share, compared to $5,474,901, or $1.08 per diluted share, in 2006. The most significant factors that influenced the period-over-period comparison was (1) $2.5 million of legal expenses recorded during 2007 related to the SEC investigation, (2) $1.2 million in impairment charges on our investment portfolio in 2007, (3) $2.5 million net realized gain recorded in the prior year for the sale of our publishing subsidiary and (4) a $1.0 million decrease in discontinued bond program losses.

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

	2007	2006

GAAP:
Loss ratio	53.9%	53.2%
Expense ratio	38.3%	44.7%

Combined ratio	92.2%	97.9%

Statutory:
Loss ratio	53.9%	53.2%
Expense ratio	35.1%	43.3%

Combined ratio	89.0%	96.5%

RESULTS OF OPERATIONS

2007 Compared to 2006

Net Premiums Earned.  Net premiums earned declined 4.3%, or $2,133,395, to $46,973,258 in 2007 from $49,106,653 a year ago principally due to a decrease in premiums for our ULI product line.

ULI net premiums earned decreased 11.1%, or $2,900,866, to $23,117,118 in 2007 from $26,017,984 a year ago primarily due to the cancellation of a ULI customer at the end of second quarter 2006 (the “Cancelled Account”) combined with a decrease in premiums due to a general agent transferring a portion of its business to other insurance carriers in 2005 (the “Transferred Business”).

Net premiums earned for CPI decreased 41.5%, or $673,510, to $949,984 in 2007 from $1,623,494 a year ago primarily due to a decrease in volume for certain financial institution customers.

Net premiums earned for GAP decreased 1.7%, or $192,727, to $11,047,793 in 2007 from $11,240,520 a year ago primarily due to the Transferred Business which was partially offset by an increase in pricing and lending volumes for certain for certain financial institution customers.

Net premiums earned for UC products increased 7.1%, or $401,788, to $6,099,415 in 2007 from $5,697,627 a year ago primarily due to an increase in volume for our excess of loss product.

Net premiums earned for WIP remained relatively flat at $4,487,206 in 2007 compared to $4,505,250 a year ago.

Net premiums earned for other specialty products increased 406.3%, or $1,020,551, to $1,271,742 in 2007 from $251,191 a year ago primarily due to an increase in contract and escrow surety bond premiums, which the Company began writing in the second half of 2006.

Investment Income.  Net investment income increased 1.4%, or $52,587, to $3,897,651 in 2007 from $3,845,064 a year ago. This improvement was primarily due to higher yields.

Net realized gains (losses) on investments decreased 2,299.1%, or $1,281,012, to $(1,225,293) in 2007 from $55,719 a year ago primarily due to an increase in impairment charges. Impairment charges included in net realized gains (losses) on investments during 2007 and 2006 were $1,243,126 and $7,310, respectively. The increase in impairment charges during 2007 was primarily due to the following: (1) $506,134 in impairment charges for equity securities of five financial institutions whose fair values were adversely affected by exposure to subprime mortgage markets; (2) $202,710 in impairment charges for an equity security of a homebuilder whose fair value was adversely affected by the housing market; and (3) $480,099 in impairment charges for a corporate fixed income security whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies.

For more information concerning other-than-temporary impairments, see “Critical Accounting Policies-Other-Than-Temporary Impairments of Investments” below.

Codification and Subscription Fees.  ALPC’s codification and subscription fees decreased to zero in 2007 from $2,255,558 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See “Sale of Affiliate” in Note 1 to the Consolidated Financial Statements and “Sale of Affiliate” in Item 1 above for more information regarding this transaction.

Management Fees.  Our management fees decreased 45.9%, or $381,430, to $448,899 in 2007 from $830,329 a year ago primarily due to a rise in unemployment levels. We expect management fees to vary from period to period depending on unemployment levels and benefit charges.

Net Realized Gain on Sale of Affiliate.  In connection with the sale of ALPC on August 31, 2006, the Company recorded a net realized gain of approximately $2.5 million ($1.7 million after tax or $0.33 per diluted share) during 2006. In 2007, the Company realized $62,500 of the previously deferred gain on sale of affiliate as we received final cash payments from the Purchaser in the first quarter of 2007 in connection with the sale of ALPC. See “Sale of Affiliate” in Note 1 to the Consolidated Financial Statements and “Sale of Affiliate” in Item 1 above for more information regarding this transaction.

Losses and Loss Adjustment Expenses.  Losses and LAE decreased 4.0%, or $1,030,513, to $24,543,730 in 2007 from $25,574,243 a year ago primarily due to a decline in discontinued bond program losses. Discontinued bond program losses and LAE decreased 57.6%, or $1,017,921, to $749,575 in 2007 from $1,767,496 a year ago. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for a discussion of the discontinued bond program. Excluding the discontinued bond program, losses and LAE remained flat at $23,794,155 in 2007 compared to $23,806,747 a year ago.

ULI losses and LAE decreased 3.8%, or $648,987, to $16,225,537 in 2007 from $16,874,524 a year ago primarily due to the Cancelled Account and the Transferred Business.

CPI losses and LAE decreased 55.7%, or $298,892, to $237,475 in 2007 from $536,367 a year ago consistent with the decline in business.

GAP losses and LAE increased 6.9%, or $373,682, to $5,757,007 in 2007 from $5,383,325 a year ago primarily due to an increase in loss frequency for one of our financial institution customers which was partially offset by a decrease in losses related to the Transferred Business.

UC losses and LAE increased 70.0%, or $381,852, to $927,147 in 2007 from $545,295 a year ago. The increase was primarily due to growth in the business combined with favorable loss development in the prior year.

WIP losses and LAE decreased 47.1%, or $211,703, to $238,194 in 2007 from $449,897 a year ago primarily due to release of reserves related to the 2004 year as the Company records loss and LAE reserves for WIP using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned over trailing thirty six months.

Loss and LAE for other specialty products increased $391,456 in 2007 compared to a year ago primarily due to the increase in premiums for the contract and escrow surety bond business as the Company records loss and LAE reserves for these products using an expected loss ratio reserving method, which is based on a certain percentage of net premiums earned.

For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.

Commissions, Other Insurance Operating Expenses and General and Administrative Expenses.  Commission expense declined 23.1%, or $2,787,340, to $9,253,714 in 2007 from $12,041,054 a year ago primarily due to a decrease in ULI commissions associated with the Cancelled Account and Transferred Business combined with an increase in ceded commissions for certain lender service reinsurance arrangements. Other insurance operating expenses and general and administrative expenses combined increased 5.5%, or $599,416, to $11,481,455 in 2007 from $10,882,039 a year ago due primarily to an increase in legal expenses associated with the SEC investigation which was partially offset by a decrease in legal expenses related to the discontinued bond program arbitrations. As previously disclosed, the Company concluded three of the arbitrations during 2006 and the Highlands arbitration is pending. See Note 4 and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements, “Overview-Discontinued Bond Program” above and “Regulation-Ongoing SEC Investigation” in Item 1 above for more information concerning the Highlands arbitration and the SEC investigation.

Codification and Subscription Expenses.  Codification and subscription expenses declined to zero in 2007 from $1,936,384 a year ago as the Company sold its publishing subsidiary on August 31, 2006. See “Sale of Affiliate” in Note 1 to the Consolidated Financial Statements and “Sale of Affiliate” in Item 1 above for more information regarding this transaction.

Interest Expense.  Interest expense increased 3.1%, or $43,606, to $1,472,692 in 2007 from $1,429,086 a year ago as a result of rising interest rates. See “Liquidity and Capital Resources” below for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.

Federal Income Taxes.  The Company’s effective income tax rate was 13.6% in 2007 compared to 19.8% a year ago. This improvement is attributable to the ratio of tax-exempt income when compared to income from operations for each period.

GAAP Combined Ratio.  For 2007, the combined ratio decreased to 92.2% from 97.9% a year ago. The loss ratio increased to 53.9% for 2007 from 53.2% a year ago. Excluding the discontinued bond program, the Company’s loss ratio was 52.3% in 2007 compared to 49.6% a year ago. The increase in the loss ratio for 2007 versus a year ago was primarily attributable to our ULI product line as a result of prior year favorable loss development combined with the Cancelled Account. The expense ratio decreased to 38.3% for 2007 compared to 44.7% a year ago. This improvement was primarily due to the decrease in the commission expense from the Cancelled Account combined with lower legal expenses associated with the discontinued bond program arbitrations, which were partially offset by an increase in legal expenses for the SEC investigation.

BUSINESS OUTLOOK

Lender Service Products

We believe the national economy remains unstable. National automobile sale volumes were down in 2007. During 2007, many of our automobile lender service customers experienced a decline in lending volume which resulted in a decline in premium volume for the Company. If this trend continues, we could experience a premium decline in 2008 as well.

During the third quarter of 2005, one of our managing general agents moved a portion of its ULI and GAP premium in an effort to more evenly distribute its business with existing insurance carriers. As a result, the Company expects a decline in premiums earned of $1.2 million and a decline in losses, commissions and premium taxes incurred of approximately $1.0 million for this managing general agent for fiscal year 2008 when compared to fiscal year 2007.

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

Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this program, the CPI coverage is voluntary and is primarily for tractors and residential/commercial mowers as opposed to automobiles. The Company receives a ceding commission based on a percentage of the premiums ceded. For this reinsurance arrangement, the Company has obtained collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. If this customer’s premium volume for 2008 is comparable to 2007, this program should reduce our commission expense by approximately $0.8 million during fiscal year 2008 compared to $0.3 million in 2007. As of December 31, 2007, the Company had approximately $1.0 million of deferred ceded commissions for this program that will be earned over approximately four years.

Unemployment Compensation and Other Specialty Products

The Company believes that there has been a stabilization of benefit charge levels in our UC product customer base; however, if unemployment levels rise for our customers, we could experience lower management fees and/or increased losses for our UC products. Furthermore, any developments on the discontinued bond program, including Harco and Highlands loss development and Highlands arbitration, could have a material impact on our results of operations and/or financial condition.

Since the Company began participating in the waste surety bond program in 2004 there have not been any claims to date. If the Company were to have claims experience on this program during fiscal year 2008, such claims experience could have an impact on our financial performance if our reserves prove to be deficient.

As discussed above in “Overview-Automobile Service Contract Program,” this program could have a material adverse impact on our 2008 financial performance if our actual liability exceeds the collateral held and we cannot collect on the reinsurance.

Expenses and Investments

During 2006, the Company experienced a high level of legal costs associated with the discontinued bond program arbitrations. As previously disclosed, the Company concluded three of the arbitration proceedings during 2006 and only the Highlands arbitration remains pending. Because there was little activity in the Highlands arbitration during 2007, the Company incurred minimal legal costs in 2007 for the Highlands arbitration. The Company anticipates it will continue to incur legal costs during fiscal year 2008 for the Highlands arbitration; however, it is uncertain how much activity there will be in 2008 for the Highlands arbitration. As a result, the Company cannot predict with reasonable certainty the amount of legal costs that will be incurred during fiscal year 2008 for the Highlands arbitration; however, it is possible that the amount of such legal costs could be material to our results of operations if the arbitration proceeding takes place in 2008. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for more information regarding the discontinued bond program arbitrations.

As disclosed above, during the fourth quarter of 2007, the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, the Company incurred approximately $2.5 million of legal expenses during the fourth quarter of 2007 related to the SEC investigation. The Company anticipates it will continue to incur legal costs for the SEC investigation during 2008. Due to the inherent uncertainties of the SEC investigation, the Company cannot predict with reasonable certainty the amount or range of amounts of legal costs that will be incurred during fiscal year 2008 for the SEC investigation; however, the Company believes that the amount of such legal costs will be material to our results of operations in 2008. See “Overview-Ongoing SEC Investigation,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” above and Note 4 to the Consolidated Financial Statements for more information regarding the ongoing SEC investigation.

If interest rates rise (fall), it would increase (decrease) the level of interest expense on the Company’s trust preferred debt and any borrowings under our revolving line of credit. See “Liquidity and Capital Resources” below for more information concerning our trust preferred debt and revolving line of credit. In addition, a rise or fall in interest rates could decrease or increase the fair value of the Company’s fixed income investment portfolio. The fair value of our fixed income investment portfolio could also be impacted by rating actions and financial uncertainty associated with insurance companies that guarantee the obligations of our bonds. During 2007, the Company recorded approximately $1.2 million of impairments in its investment portfolio. Additional impairments within the Company’s investment portfolio during fiscal year 2008 are possible if current economic and financial conditions worsen.

Based on the factors discussed above, our outlook for the 2008 fiscal year is cautious.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources demonstrate the Company’s ability to generate sufficient cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. As of December 31, 2007, the Company’s capital structure consists of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	2007	2006

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000

Total debt obligations	15,465,000	15,465,000

Total shareholders’ equity	38,720,922	36,365,619

Total capitalization	$54,185,922	$51,830,619

Ratio of total debt obligations to total capitalization	28.5%	29.8%

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.13% and 9.37% at December 31, 2007 and 2006, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (8.88% and 9.41% at December 31, 2007 and 2006, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of December 31, 2007, the Company was in compliance with all such covenants.

We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010 with no outstanding balance at December 31, 2007 and December 31, 2006. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of December 31, 2007, the Company was in compliance with all such covenants.

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

As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at December 31, 2007. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related Highlands arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.

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

Bancinsurance, the parent company, derives its funds principally from dividends from USA. In addition, Bancinsurance generated cash of $4.6 million (pre-tax) from the sale of ALPC in 2006. We believe the dividends from USA and the cash and investments held by Bancinsurance at December 31, 2007 are sufficient to meet its operating expenses. However, due to the inherent uncertainty associated with the SEC investigation, it is possible that Bancinsurance’s total operating costs, including the SEC investigation costs, may exceed the cash and investments held by Bancinsurance. If this occurs, Bancinsurance may need to draw on its line of credit or cause Ohio Indemnity to dividend to Bancinsurance any shortfall. If a dividend from Ohio Indemnity is required, we believe that the amount of such dividend will not exceed the annual maximum limit described below. See “Regulation-Ongoing SEC Investigation,” in Item 1 above, “Critical Accounting Policies-Guarantee Liabilities” below and Note 4 to the Consolidated Financial Statements for more information regarding the ongoing SEC investigation.

Cash flows provided by (used in) operating activities totaled $11,940,540 and $(11,014,388) for 2007 and 2006, respectively. The increase in cash provided by operating activities was primarily the result of a decrease in net paid losses, an increase in ceded commissions received and an increase in funds held for account of others which were partially offset by a decrease in net premiums collected when compared to a year ago. The decrease in net paid losses was primarily due to payments made in 2006 associated with the Aegis and Sirius settlements and the Harco

Final Order (see “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for additional information concerning the discontinued bond program).

Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance in the form of dividends without the approval of The Ohio Department of Insurance (the “Department”). During 2008, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $6,669,399.

Ohio Indemnity is subject to a risk based capital test applicable to property/casualty insurers. The risk based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2007.

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

Impairment charges included in net realized gains (losses) on investments during 2007 and 2006 were $1,243,126 and $7,310, respectively. The increase in impairment charges during 2007 was primarily due to the following: (1) $506,134 in impairment charges for equity securities of five financial institutions whose fair values were adversely affected by exposure to subprime mortgage markets; (2) $202,710 in impairment charges for an equity security of a homebuilder whose fair value was adversely affected by the housing market; and (3) $480,099 in impairment charges for a corporate fixed income security whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies.

See Note 2 to the Consolidated Financial Statements for a table that summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at December 31, 2007 and December 31, 2006, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

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

As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at December 31, 2007. Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.

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

Loss and LAE Reserves at Year End.  As of December 31, 2007 and 2006, gross loss and LAE reserves by product line were split between incurred but not reported (“IBNR”) and case reserves as follows:

	December 31, 2007		December 31, 2006
	IBNR	Case	IBNR	Case

ULI — limited liability (“ULIL”)	$1,316,000	$57,500	$1,451,145	$77,358
ULI — non-limited liability (“ULIN”)	316,784	437,541	267,542	558,024
CPI	895,358	132,136	241,706	42,131
GAP	3,006,524	94,233	2,515,611	40,000
UC	1,028,704	—	847,259	—
WIP	1,734,776	—	1,358,717	—
Discontinued bond program	6,052,668	688,696	5,483,867	882,310
Other specialty products	662,796	30	57,570	—

Total	$15,013,610	$1,410,136	$12,223,417	$1,599,823

The Company calculates a reserve range for its lender service product lines (ULI, CPI and GAP) and calculates point estimates for UC, WIP and other specialty product lines. As of December 31, 2007, our indicated gross loss and LAE reserve range for lender service products was $5.2 million to $6.7 million and our recorded loss and LAE reserves were $6.3 million.

During 2007, reserves for incurred losses and LAE attributable to insured events of prior years decreased by approximately $0.3 million as a result of re-estimation of unpaid losses and LAE principally on the Company’s lender service product line, which was partially offset by an increase in losses for the discontinued bond program. An analysis of this change in reserves is provided below.

GAP experienced reserve redundancies of approximately $0.7 million during 2007. The improvement in loss experience primarily related to the 2006 accident year. At December 31, 2007 and 2006, the Company’s ultimate selected loss ratio for the 2006 accident year was 45.5% and 54.2%, respectively. Changes in this key assumption occurred primarily during the first half of 2007 as the majority of our GAP losses are settled within six months from the date of loss. When estimating the ultimate loss ratio at December 31, 2006, the Company selected an ultimate loss ratio for the 2006 accident year that was comparable to prior year actual loss ratios and the then current indicated paid and incurred loss ratios. During the first half of 2007, our 2006 accident year loss experience was more favorable than previously estimated at December 31, 2006. In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2007.

ULIL experienced reserve redundancies of approximately $0.4 million during 2007. The improvement in loss experience primarily related to the 2006 accident year. At December 31, 2007 and 2006, the Company’s ultimate selected loss ratio for the 2006 accident year was 48.2% and 48.5%, respectively. Changes in this key assumption occurred primarily during the first quarter of 2007 as the majority of our ULIL losses are settled within four months from the date of loss. When estimating the ultimate loss ratio at December 31, 2006, the Company selected an ultimate loss ratio for the 2006 accident year that was equal to the then current indicated paid loss ratio. During the first half of 2007, our 2006 accident year loss experience was more favorable than previously estimated at December 31, 2006. In accordance with SFAS No. 60, the Company recorded this change in reserves as a change in estimate during 2007. It should be noted that the ULIL product is subject to premium adjustments based on loss experience (i.e., experience-rated policies or retrospective-rated policies), and therefore this prior year loss development had no impact on net income.

For the discontinued bond program, the Company recorded reserve deficiencies of approximately $0.7 million during 2007. The reserve deficiencies were primarily attributable to an increase in reported losses from Highlands which was partially offset by a decrease in reported losses from Harco. See “Overview-Discontinued Bond

Program” above and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for additional information concerning the discontinued bond program losses.

For our direct business, the majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the above redundancies in reserves may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this redundancy to future periods.

Equity-Based Compensation Expense

The fair value of stock options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model is utilized by the Company to calculate equity-based compensation expense and it uses various assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excludes the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating expected volatility of its common shares in the future. Dividend yield is based on historical dividends. See Note 10 to the Consolidated Financial Statements for information concerning the Company’s equity-based compensation expense.

Legal Matters

The Company is involved in various legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if management believes it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on the Company’s financial position and/or results of operations, such estimates are considered to be critical accounting estimates. See Note 20 to the Consolidated Financial Statements for information concerning the Company’s commitments and contingencies.

Guarantee Liabilities

As disclosed in Note 4 to the Consolidated Financial Statements, the Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34” (“FIN 45”). The Company has determined that the undertaking agreements as described in Note 4 are within the scope of FIN 45. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different than the FIN 45 liability as recorded at December 31, 2007. Because of the subjective nature inherent in assessing the estimated future costs associated with the undertaking agreements and because of the potential that our estimated future costs may be materially different than the Company’s actual future costs, such estimates are considered to be critical accounting estimates. See “Regulation-Ongoing SEC Investigation,” in Item 1 above, “Liquidity and Capital Resources” above and Note 4 to the Consolidated Financial Statements for more information regarding the ongoing SEC investigation.

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

We have audited the accompanying consolidated balance sheets of Bancinsurance Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the two years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancinsurance Corporation and subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Daszkal Bolton LLP
Boca Raton, Florida

February 27, 2008

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006

Revenues:
Net premiums earned	$46,973,258	$49,106,653
Net investment income	3,897,651	3,845,064
Net realized (losses) gains on investments	(1,225,293)	55,719
Net realized gain on sale of affiliate	62,500	2,511,891
Codification and subscription fees	—	2,255,558
Management fees	448,899	830,329
Other income	69,122	81,428

Total revenues	50,226,137	58,686,642

Expenses:
Losses and loss adjustment expenses	23,794,155	23,806,747
Discontinued bond program losses and loss adjustment expenses	749,575	1,767,496
Commission expense	9,253,714	12,041,054
Other insurance operating expenses	8,592,531	9,923,782
Codification and subscription expenses	—	1,936,384
General and administrative expenses	2,888,924	958,257
Interest expense	1,472,692	1,429,086

Total expenses	46,751,591	51,862,806

Income before federal income taxes	3,474,546	6,823,836
Federal income tax expense	470,837	1,348,935

Net income	$3,003,709	$5,474,901

Net income per share:
Basic	$.60	$1.10

Diluted	$.59	$1.08

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006

ASSETS
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,291,616 in 2007 and $4,850,986 in 2006)	$5,195,137	$4,793,584
Available for sale:
Fixed maturities, at fair value (amortized cost $73,008,250 in 2007 and $67,934,779 in 2006)	72,404,324	68,547,886
Equity securities, at fair value (cost $11,638,505 in 2007 and $8,277,307 in 2006)	12,604,618	9,400,247
Short-term investments, at cost which approximates fair value	472,329	6,511,143
Restricted short-term investments, at cost which approximates fair value	6,714,935	1,752,837
Other invested assets	715,000	751,936

Total investments	98,106,343	91,757,633

Cash	4,151,088	1,823,191
Premiums receivable	7,477,434	4,534,856
Reinsurance recoverables	3,842,197	1,420,410
Prepaid reinsurance premiums	26,516,796	9,278,559
Deferred policy acquisition costs	9,059,182	9,454,410
Loans to affiliates	1,034,660	963,389
Accrued investment income	1,098,214	1,133,757
Net deferred tax asset	1,455,438	254,713
Other assets	1,523,304	1,667,588

Total assets	$154,264,656	$122,288,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Reserve for unpaid losses and loss adjustment expenses	$9,682,382	$7,457,063
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,741,364	6,366,177
Unearned premiums	52,886,528	37,248,196
Ceded reinsurance premiums payable	4,663,180	1,779,022
Experience rating adjustments payable	1,994,587	2,251,171
Retrospective premium adjustments payable	4,216,427	3,550,981
Funds held under reinsurance treaties	663,857	435,558
Funds held for account of others	6,714,935	1,752,837
Contract funds on deposit	2,517,046	2,488,671
Taxes, licenses and fees payable	502,996	427,928
Current federal income tax payable	200,688	266,791
Deferred ceded commissions	3,159,732	1,752,278
Commissions payable	2,227,598	1,581,825
Other liabilities	4,171,414	3,099,389
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	115,807,734	85,922,887

Commitments and contingencies
Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at December 31, 2007 and 2006, 4,997,950 shares outstanding at December 31, 2007 and 4,980,700 shares outstanding at December 31, 2006	1,794,141	1,794,141
Additional paid-in capital	1,630,394	1,554,355
Accumulated other comprehensive income	239,041	1,142,957
Retained earnings	40,611,396	37,607,687

	44,274,972	42,099,140
Less: Treasury shares, at cost (1,172,391 common shares at December 31, 2007 and 1,189,641 common shares at December 31, 2006)	(5,818,050)	(5,733,521)

Total shareholders’ equity	38,456,922	36,365,619

Total liabilities and shareholders’ equity	$154,264,656	$122,288,506

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

					Accumulated
				Additional	Other			Total
	Preferred Shares		Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Class A	Class B	Shares	Capital	income	Earnings	Shares	Equity

Balance at December 31, 2005	—	—	$1,794,141	$1,336,073	$588,703	$32,132,786	$(5,772,077)	$30,079,626

Comprehensive income:
Net income	—	—	—	—	—	5,474,901	—	5,474,901
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	554,254	—	—	554,254

Total comprehensive income								6,029,155

Equity-based compensation expense		—	—	217,958	—	—	—	217,958
8,000 shares issued in connection with the exercise of stock options, net of tax benefit	—	—	—	324	—	—	38,556	38,880

Balance at December 31, 2006	—	—	1,794,141	1,554,355	1,142,957	37,607,687	(5,733,521)	36,365,619

Comprehensive income:
Net income	—	—	—	—	—	3,003,709	—	3,003,709
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(903,916)	—	—	(903,916)

Total comprehensive income								2,099,793

Equity-based compensation expense	—	—	—	339,654	—	—	—	339,654
117,348 common shares repurchased	—	—	—	—	—	—	(731,900)	(731,900)
56,729 common shares issued in connection with restricted stock awards	—	—	—	(280,809)	—	—	280,809	—
89,000 common shares issued in connection with the exercise of stock options, net of tax benefit	—	—	—	17,194	—	—	366,562	383,756

Balance at December 31, 2007	—	—	$1,794,141	$1,630,394	$239,041	$40,611,396	$(5,818,050)	$38,456,922

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$3,003,709	$5,474,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	1,225,293	(55,719)
Net realized gain on sale of affiliate	(62,500)	(2,511,891)
Net realized gain from sale of property	(53,182)	—
Depreciation and amortization	506,575	620,546
Equity-based compensation expense	339,654	217,958
Deferred federal income tax benefit	(733,612)	(54,777)
Change in assets and liabilities:
Premiums receivable	(2,942,578)	869,104
Accounts receivable, net	—	138,209
Reinsurance recoverables	(2,421,787)	(185,367)
Prepaid reinsurance premiums	(17,238,237)	(3,267,063)
Deferred policy acquisition costs	395,228	224,411
Other assets, net	(27,878)	(338,709)
Reserve for unpaid losses and loss adjustment expenses	2,600,506	(13,480,983)
Unearned premiums	15,638,332	1,668,847
Ceded reinsurance premiums payable	2,884,158	(1,826,372)
Experience rating adjustments payable	(256,584)	(51,679)
Retrospective premium adjustments payable	665,446	1,349,275
Funds held under reinsurance treaties	228,299	(299,783)
Funds held for account of others	4,962,098	787,074
Contract funds on deposit	28,375	253,310
Deferred ceded commissions	1,407,454	415,180
Commissions payable	645,773	(1,128,757)
Other liabilities, net	1,145,998	167,897

Net cash provided by (used in) operating activities	11,940,540	(11,014,388)

Cash flows from investing activities:
Proceeds from sale of affiliate, net	62,500	4,306,901
Proceeds from held to maturity fixed maturities due to redemption or maturity	610,000	1,788,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	18,411,192	26,169,278
Proceeds from available for sale equity securities sold	8,300,442	17,434,831
Cost of held to maturity fixed maturities	(1,034,112)	(1,257,369)
Cost of available for sale fixed maturities	(24,315,578)	(22,472,683)
Cost of available for sale equity securities	(12,371,413)	(18,048,268)
Net change in short-term investments	6,038,814	1,487,832
Net change in restricted short-term investments	(4,962,098)	(787,074)
Sale of land, property and leasehold improvements	359,386	—
Purchase of land, property and leasehold improvements	(314,251)	(351,624)

Net cash (used in) provided by investing activities	(9,215,118)	8,269,824

Cash flows from financing activities:
Acquisition of treasury shares	(731,900)	—
Proceeds from stock options exercised	334,375	38,880

Net cash (used in) provided by financing activities	(397,525)	38,880

Net increase (decrease) in cash	2,327,897	(2,705,684)
Cash at beginning of year	1,823,191	4,528,875

Cash at end of year	$4,151,088	$1,823,191

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,474,330	$1,421,673

Federal income taxes	$1,221,172	$1,707,000

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization

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

Our waste industry products (“WIP”) consist of certain surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, the Company entered into a 5% quota share reinsurance arrangement whereby the Company assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Treasury limit ($4.0 million as of July 1, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The majority of the surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. All of the surety bonds are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss.

The Company has certain other specialty products which consist primarily of vehicle service contracts and contract and escrow surety bond products. For more information concerning one of the Company’s vehicle service contract programs, see “Automobile Service Program” in Note 15 to the Consolidated Financial Statements.

In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements.

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

Sale of Affiliate

On August 31, 2006, the Company entered into a Stock Purchase Agreement with A.L.P. Acquisition Co., Inc., an Ohio corporation (the “Purchaser”), whereby the Company sold 100% of the issued and outstanding common shares of American Legal Publishing Corporation (“ALPC”) to the Purchaser for $4,620,000 subject to customary post-closing adjustments (the “Sale”). The Company received cash of $4,150,000 and a promissory note in the principal amount of $470,000 (the “Promissory Note”) from the Purchaser at the closing in connection with the Sale. As of December 31, 2007, the Purchaser had repaid the entire $470,000 principal amount of the Promissory Note to the Company.

The Purchaser was organized by Steven G. Wolf, who had served as President of ALPC since 1984 and as a director of ALPC since 2000. At the time of the transaction, Mr. Wolf and certain other employees of ALPC collectively owned a significant equity interest in the Purchaser.

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

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In connection with the Sale and the Investment, the Company recorded a net realized gain of approximately $2.5 million ($1.7 million after tax) during the period ended December 31, 2006. In connection with the principal payments received by the Company on the Promissory Note during 2007, the Company realized $62,500 of the previously deferred gain on sale of affiliate during the period ended December 31, 2007.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 could have an impact on the assessment of the financial statement effects of any potential future misstatements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No. 157 to allow the FASB Board additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Under FASB Staff Position 157-2, the Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 is not expected to have a material impact on the Company’s consolidated financial statements.

(d)	Consolidation Policy

The accompanying financial statements include the Company’s accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(f)	Recognition of Revenue

Ohio Indemnity’s insurance premiums and ceded commissions are earned over the terms of the related insurance policies and reinsurance contracts. For our ULI, GAP and voluntary CPI products, premiums and ceded commissions are earned over the contract period in proportion to the amount of insurance protection provided as the amount of insurance protection declines according to a predetermined schedule. For all other products, premiums and ceded commissions are earned pro rata over the contract period. The portion of premiums written applicable to the unexpired portion of insurance policies is recorded in the balance sheet as unearned premiums.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Commission and fee revenues for USA are recognized when earned based on contractual rates and services provided.

(g)	Deferred Policy Acquisition Costs

Acquisition expenses, mainly commissions and premium taxes, related to unearned premiums are deferred and amortized over the period the coverage is provided. Anticipated losses and other expenses related to those premiums are considered in determining the recoverability of deferred acquisition costs.

(h)	Reserve for Unpaid Losses and Loss Adjustment Expenses

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

(i)	Reinsurance

In the ordinary course of business, we cede and assume reinsurance with other insurers and reinsurers. We report balances pertaining to reinsurance transactions “gross” on the balance sheet, meaning that reinsurance recoverables on unpaid losses and LAE and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. Ceded reinsurance transactions for the Company include quota share arrangements for certain lender service producers. The Company also participates in a waste surety bond program and certain other surety bond programs under several quota share arrangements in which the Company assumes and cedes business. In addition, the Company cedes certain service contract business under a reinsurance arrangement. Lastly, the Company assumed bail and immigration bond business through the second quarter of 2004 after which the program was discontinued. See Note 15 to the Consolidated Financial Statements for more information concerning the Company’s reinsurance transactions.

(j)	Experience Rating and Retrospective Premium Adjustments

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

(k)	Restricted Short-Term Investments and Funds Held for Account of Others

The balances reflected in these accounts relate primarily to the Company’s automobile service contract programs. For these programs, the Company has obtained collateral in the form of short-term investments to support its claim obligations under the programs. As of December 31, 2007, the collateral held by the Company exceeds our estimated claim obligations. As a result, the restricted short-term investments and the funds held amounts are the same as any excess collateral remaining after the payment of all claim obligations would be returned to the respective service contract provider.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(l)	Contract Funds on Deposit

Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Management fees of $448,899 and $830,329 were recognized in 2007 and 2006, respectively, as a result of this arrangement.

(m)	Depreciation and Amortization

Property, equipment and internally-developed computer software are stated at cost and depreciated using the straight-line method over the estimated useful life, ranging from three to five years. Leasehold improvements are capitalized and amortized over the remaining office lease term. Maintenance and repairs are charged directly to expense as incurred. As of December 31, 2007 and 2006, the carrying value of property, equipment, computer software and leasehold improvements, net of accumulated depreciation, was $506,756 and $636,966, respectively. These balances are presented in the accompanying balance sheets as other assets.

(n)	Federal Income Taxes

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

(o)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company places its cash investments with high credit quality financial institutions.

(p)	Reclassification

Certain prior year amounts have been reclassified in order to conform to the 2007 presentation.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities were as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$2,284,314	$18,365	$73	$2,302,606
Obligations of states and political subdivisions	2,910,823	81,048	2,861	2,989,010

Total held to maturity	5,195,137	99,413	2,934	5,291,616

Available for sale:
Fixed maturities:
Obligations of states and political subdivisions	70,625,890	479,798	1,189,802	69,915,886
Corporate securities	2,382,360	114,104	8,026	2,488,438

Total fixed maturities	73,008,250	593,902	1,197,828	72,404,324
Equity securities	11,638,505	1,691,735	725,622	12,604,618

Total available for sale	84,646,755	2,285,637	1,923,450	85,008,942

Total	$89,841,892	$2,385,050	$1,926,384	$90,300,558

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$1,356,518	$—	$1,049	$1,355,469
Obligations of states and political subdivisions	3,437,066	74,614	16,163	3,495,517

Total held to maturity	4,793,584	74,614	17,212	4,850,986

Available for sale:
Fixed maturities:
Obligations of states and political subdivisions	63,871,649	825,611	70,349	64,626,911
Corporate securities	4,063,130	4,981	147,136	3,920,975

Total fixed maturities	67,934,779	830,592	217,485	68,547,886
Equity securities	8,277,307	1,244,046	121,106	9,400,247

Total available for sale	76,212,086	2,074,638	338,591	77,948,133

Total	$81,005,670	$2,149,252	$355,803	$82,799,119

The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$1,250,731	$1,253,625	$610,623	$611,058
Due after one year but less than five years	2,769,569	2,815,376	2,366,318	2,371,378
Due after five years but less than ten years	—	—	10,871,680	11,006,837
Due after ten years	1,174,837	1,222,615	59,159,629	58,415,051

Total	$5,195,137	$5,291,616	$73,008,250	$72,404,324

Net investment income for the year ended December 31 is summarized below:

	2007	2006

Fixed maturities	$3,348,043	$3,251,113
Equity securities	689,532	577,851
Short-term investments	119,235	302,620
Other	44,274	42,914
Expenses	(303,433)	(329,434)

Net investment income	$3,897,651	$3,845,064

The proceeds from sales of available for sale securities were $26,711,634 and $43,604,109 for the years ended December 31, 2007 and 2006, respectively.

Pre-tax net realized gains (losses) on investments and changes in unrealized gains (losses) on available for sale investments were as follows for each of the years ended December 31:

	2007	2006

Gross realized gains:
Fixed maturities	$106,357	$86,955
Equity securities	19,559	76,801

Total gains	125,916	163,756

Gross realized losses:
Fixed maturities	92,104	97,945
Equity securities	15,979	2,687
Other	—	95
Other-than-temporary impairments	1,243,126	7,310

Total losses	1,351,209	108,037

Net realized (losses) gains	$(1,225,293)	$55,719

Changes in unrealized gains (losses) on available for sale investments:
Fixed maturities	$(1,212,743)	$163,072
Equity securities	(156,827)	676,707

Net change in unrealized (losses) gains	$(1,369,570)	$839,779

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at December 31, 2007 and December 31, 2006, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At December 31, 2007	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$332,888	$73	$—	$—	$332,888	$73
Obligations of states and political subdivisions	30,702,474	1,013,844	6,202,926	178,819	36,905,400	1,192,663
Corporate securities	191,974	8,026	—	—	191,974	8,026

Total fixed maturities	31,227,336	1,021,943	6,202,926	178,819	37,430,262	1,200,762
Equity securities	5,284,121	570,487	1,525,391	155,135	6,809,512	725,622

Total	$36,511,457	$1,592,430	$7,728,317	$333,954	$44,239,774	$1,926,384

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
At December 31, 2006	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,255,719	$975	$99,750	$74	$1,355,469	$1,049
Obligations of states and political subdivisions	11,102,504	52,735	4,562,504	33,777	15,665,008	86,512
Corporate securities	883,640	1,360	2,017,955	145,776	2,901,595	147,136

Total fixed maturities	13,241,863	55,070	6,680,209	179,627	19,922,072	234,697
Equity securities	1,109,875	15,558	2,947,643	105,548	4,057,518	121,106

Total	$14,351,738	$70,628	$9,627,852	$285,175	$23,979,590	$355,803

The Company continually monitors developments affecting our invested assets, paying particular attention to events that might give rise to impairment write-downs, including but not limited to: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer-specific; and (3) our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value. There were $1,243,126 and $7,310 in impairment charges included in net realized losses on investments for the years ended December 31, 2007 and 2006, respectively. The increase in impairment charges during 2007 was primarily due to the following: (1) $506,134 in impairment charges for equity securities of five financial institutions whose fair values were adversely affected by exposure to subprime mortgage markets; (2) $202,710 in impairment charges for an equity security of a homebuilder whose fair value was adversely affected by the housing market; and (3) $480,099 in impairment charges for a corporate fixed income security whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies. As part of the Company’s normal assessment of other-than-temporary impairments of investments, the securities listed in the table above were evaluated and no further impairments were deemed necessary as of December 31, 2007.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, investments having a carrying value of $5,019,407 were on deposit with various state insurance departments to meet their respective regulatory requirements.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs for the year ended December 31 are summarized as follows:

	2007	2006

Deferred, January 1	$9,454,410	$9,678,821
Additions:
Commissions	10,409,688	8,893,883
Premium tax	543,605	587,637

Total additions	10,953,293	9,481,520

Amortization to expense	11,348,521	9,705,931

Deferred, December 31	$9,059,182	$9,454,410

(4)	GUARANTEES

As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (“SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry was converted to a formal order of private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC and intends to continue to do so in an effort to resolve this matter.

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

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34” (“FIN 45”). The Company has determined that the above undertaking agreements are within the scope of FIN 45. In order to estimate the fair value of future obligations under these undertaking agreements, the Company obtained estimates from each legal counsel representing the officers in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. Based on these estimates, the Company recorded a $1.3 million liability as of December 31, 2007, which is included within other liabilities in the accompanying balance sheet. The Company cannot predict what actions, if any, the SEC will take after each officer has had the opportunity to respond to the Notice. As a result, the Company cannot estimate any future obligations related to the

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

undertaking agreements beyond the $1.3 million of estimated costs to respond to the Notice. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different than the estimated fair value of $1.3 million as recorded at December 31, 2007.

(5)	NOTES PAYABLE

We have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010 with no outstanding balance at December 31, 2007 and December 31, 2006. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points. The Company utilizes the line of credit from time to time based on short-term cash flow needs. The terms of the revolving credit agreement contain various restrictive covenants. As of December 31, 2007, the Company was in compliance with all such covenants. The bank that provides the line of credit is also a policyholder of the Company.

(6)	LEASE EXPENSES

We routinely lease premises for use as administrative offices, vehicles and office equipment under operating leases for varying periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Effective January 2001, we entered into a new lease for our Columbus, Ohio office space. Under its provisions, no cash payments were due until April 1, 2002. Rent expense is recognized evenly over the lease term ending December 31, 2008. Rental expenses under operating leases were $177,839 and $251,768 for the years ended December 31, 2007 and 2006, respectively.

The future minimum lease payments required under operating leases for the next five fiscal years are as follows:

2008	$232,811
2009	2,868
2010	2,868
2011	2,868
2012	2,868
Thereafter	717

$245,000

(7)	TRUST PREFERRED DEBT ISSUED TO AFFILIATES

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (9.13% and 9.37% at December 31, 2007 and 2006, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (8.88% and 9.41% at December 31, 2007 and 2006, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the years ended December 31, 2007 and 2006 was $1,472,459 and $1,427,241, respectively. The terms of the junior subordinated debentures contain various covenants. As of December 31, 2007, the Company was in compliance with all such covenants.

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

(8)	FEDERAL INCOME TAXES

Deferred income taxes at December 31 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences which give rise to the net deferred tax asset at December 31 are as follows:

	2007	2006

Deferred tax assets:
Unpaid loss and LAE reserves	$240,951	$216,931
Unearned premium reserves	1,793,142	1,901,935
Alternative minimum tax	610,909	868,235
Other-than-temporary impairment of investments	428,535	5,872
Deferred ceded commissions	1,074,309	595,774
Contingent liabilities	—	437,308
Guarantee liabilities	432,650	—
Other	359,244	312,494

Total deferred tax assets	4,939,740	4,338,549

Deferred tax liabilities:
Net unrealized gains on available for sale securities	(123,142)	(590,257)
Deferred policy acquisition costs	(3,080,122)	(3,214,499)
Accrued dividends receivable	(17,771)	(27,142)
Other	(263,267)	(251,938)

Total deferred tax liabilities	(3,484,302)	(4,083,836)

Net deferred tax asset	$1,455,438	$254,713

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net deferred tax assets and liabilities and federal income tax expense in future years can be materially affected by changes in enacted tax rates or by unexpected adverse events.

The provision for federal income taxes for the period ended December 31 consists of the following:

	2007	2006

Current expense	$1,204,449	$1,403,712
Deferred expense (benefit)	(733,612)	(54,777)

Federal income tax expense	$470,837	$1,348,935

The difference between income taxes provided at our effective tax rate and the 34% federal statutory rate for the period ended December 31 is as follows:

	2007	2006

Federal income tax at statutory rate	$1,181,346	$2,320,104
Dividends received deduction and tax exempt interest	(924,539)	(927,798)
Business meals and entertainment	27,520	21,330
Other	186,510	(64,701)

Federal income tax expense	$470,837	$1,348,935

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If the Company was to incur any interest and/or penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “other insurance operating expenses” category within the consolidated statements of income.

(9)	BENEFIT PLANS

The Ohio Indemnity Company Employee 401(k) and Profit Sharing Plan (the “401(k) Plan”) is available to full-time employees who meet the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, we match 100% of the qualified employee’s contribution up to 3% of salary and 50% of the qualified employee’s contribution between 3% and 5% of salary. The total cost of the matching contribution was $98,222 and $130,075 for the years ended December 31, 2007 and 2006, respectively.

(10)	EQUITY-BASED COMPENSATION

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

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

required to record equity-based compensation expense for all awards granted after the date of adoption and for the nonvested portion of previously granted awards outstanding as of the date of adoption. The results for prior periods have not been restated.

The Company has stock options and restricted stock outstanding at December 31, 2007 under two equity compensation plans, each of which has been approved by our shareholders. The Company will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.

The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 177,500 common shares were outstanding at December 31, 2007 and expire at various dates from 2008 to 2013 and range in option price per share from $4.063 to $6.25. Of the options for 177,500 common shares outstanding, 18,000 have been granted to our non-employee directors and 159,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 571,000 common shares were outstanding at December 31, 2007 and expire at various dates from 2012 to 2017 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 56,729 restricted common shares were also outstanding at December 31, 2007. Of the total equity-based awards for 627,729 common shares outstanding under the 2002 Plan, 22,000 have been granted to our non-employee directors and 605,729 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of December 31, 2007, there were 322,271 common shares available for future grant under the 2002 Plan.

The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and then recognized over the respective service period, which typically matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. For the year ended December 31, 2007, the Company granted 56,729 restricted common shares to employees which were valued at $6.40 per share.

The following table summarizes restricted stock award activity for the Company under the 2002 Plan from January 1, 2007 through December 31, 2007:

		Weighted-Average
		Grant Date Fair Value
	Shares	per Common Share

Outstanding at January 1, 2007	—	$—
Granted	56,729	6.40
Vested	—	—
Cancelled	—	—

Outstanding at December 31, 2007	56,729	$6.40

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

All stock options: (1) have been granted with an exercise price equal to the closing price of the Company’s common shares on the date of grant; (2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period (subject to the applicable officer’s and employee’s continued employment with the Company); and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant.

The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excluded from its historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating the expected volatility of its common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. For the year ended December 31, 2007, the Company granted 12,000 stock options to non-employee directors which were valued at $2.65. The following table provides the range of assumptions used for options valued during the years ended December 31:

	2007	2006

Risk-free interest rate	4.90%	4.94% - 5.01%
Expected life	6 years	6 years
Expected volatility	32.4%	32.01% - 32.10%
Dividend yield	0%	0%

The following table summarizes all stock option activity for the Company under the Plans from January 1, 2007 through December 31, 2007:

		Weighted-
		Average	Weighted-
		Exercise	Average	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Common Share	Life (Years)	Value

Outstanding at January 1, 2007	827,500	$5.52
Granted	12,000	6.40
Exercised	(89,000)	4.56
Expired	—	—
Cancelled	(2,000)	6.00

Outstanding at December 31, 2007	748,500	$5.65	5.92	$124,540

Vested and exercisable at December 31, 2007	483,700	$5.37	4.84	$124,200

The aggregate intrinsic value represents the total pretax intrinsic value, based on the closing price of the Company’s common shares on the OTC Bulletin Board on December 31, 2007 ($5.20), which would have been received by the option holders had all option holders exercised their options as of that date (only includes options that are in-the-money at December 31, 2007). In connection with the exercise of stock options during the year ended December 31, 2007, the Company received cash of $334,375 and 11,131 common shares (tendered as payment for the exercise price) and realized a current tax benefit of $49,380.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $2.65 and $2.48, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $145,235, $9,120, respectively.

The following table summarizes nonvested stock option activity for the Company under the Plans from January 1, 2007 through December 31, 2007:

		Weighted-
		Average
		Grant Date
		Fair Value per
	Shares	Common Share

Nonvested at January 1, 2007	384,400	$2.33
Granted	12,000	2.65
Vested	(129,600)	2.17
Expired	—	—
Cancelled	(2,000)	2.48

Nonvested at December 31, 2007	264,800	$2.41

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service period. The Company recorded equity-based compensation expense for the years ended December 31, 2007 and 2006 in the amount of $339,654 and $217,958 ($224,172 and $143,852 net of tax), respectively. In accordance with SAB No. 107, the equity-based compensation expense is classified within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees.

As of December 31, 2007, the total pretax equity-based compensation cost related to nonvested stock options and nonvested restricted stock not yet recognized was $818,352. The weighted-average period over which this cost is expected to be recognized is approximately 2.7 years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices	12/31/07	Life (Years)	Price	12/31/07	Price

4.063 - 4.82	180,000	3.51	$4.53	180,000	$4.53
5.00 - 5.375	189,500	4.33	5.23	164,300	5.24
6.00 - 6.40	250,000	8.34	6.02	62,000	6.01
7.04 - 8.00	129,000	6.93	7.11	77,400	7.11

Total ($4.063 - $8.00)	748,500	5.92	$5.65	483,700	$5.37

(11)	STATUTORY RESTRICTIONS

Generally, Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to its parent in the form of dividends, loans, or advances without the approval of the Department. Under these restrictions, during 2008, dividends, loans or advances in excess of $6,669,399 will require the approval of the Department.

Ohio Indemnity is subject to a risk-based capital test applicable to property/casualty insurers. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels at December 31, 2007.

(12)	STATUTORY SURPLUS AND NET INCOME

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

As of and for the period ended December 31, Ohio Indemnity’s statutory surplus and net income determined in accordance with statutory accounting practices differed from shareholder’s equity and net income determined in accordance with GAAP by the following:

	Shareholder’s Equity/Surplus		Net Income
	2007	2006	2007	2006

Statutory	$45,065,039	$40,458,732	$6,669,399	$4,915,331
Reconciling items:
Non-admitted assets	73,078	103,002	—	—
Deferred policy acquisition costs	9,059,182	9,454,410	(395,228)	(224,411)
Deferred ceded commissions	(3,098,845)	(1,579,168)	(1,519,678)	(584,709)
Deferred taxes	(320,877)	(2,886,036)	408,515	(108,099)
Unrealized gains (losses) on available for sale fixed maturities	(363,516)	613,108	—	—
Provision for reinsurance	9,000	3,000	—	—

GAAP	$50,423,061	$46,167,048	$5,163,008	$3,998,112

(13)	OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related federal income tax effects for the years ended December 31, are as follows:

	Year Ended December 31, 2007
		Income tax
	Pre-tax	Expense	Net-of-Tax
	amount	(Benefit)	Amount

Net unrealized holding losses on securities:
Unrealized holding losses arising during 2007	$(2,594,863)	$(882,254)	$(1,712,609)
Less: reclassification adjustments for losses realized in net income	(1,225,293)	(416,600)	(808,693)

Net unrealized holding losses	(1,369,570)	(465,654)	(903,916)

Other comprehensive loss	$(1,369,570)	$(465,654)	$(903,916)

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
		Income Tax
	Pre-Tax	Expense	Net-of-Tax
	Amount	(Benefit)	Amount

Net unrealized holding gains on securities:
Unrealized holding gains arising during 2006	$895,498	$304,469	$591,029
Less: reclassification adjustments for gains realized in net income	55,719	18,944	36,775

Net unrealized holding gains	839,779	285,525	554,254

Other comprehensive income	$839,779	$285,525	$554,254

(14)	RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for unpaid losses and LAE is summarized as follows (dollars in thousands):

	2007	2006

Balance at January 1	$13,823	$27,304
Less reinsurance recoverables	1,420	1,235

Net Balance at January 1	12,403	26,069

Incurred related to:
Current year	24,798	25,438
Prior years	(254)	136

Total incurred	24,544	25,574

Paid related to:
Current year	20,462	20,730
Prior years	3,903	18,510

Total paid	24,365	39,240

Net Balance at December 31	12,582	12,403
Plus reinsurance recoverables	3,842	1,420

Balance at December 31	$16,424	$13,823

Reserve for unpaid losses and LAE	$9,683	$7,457
Discontinued bond program reserve for unpaid losses and LAE	6,741	6,366

Total reserve for unpaid losses and LAE	$16,424	$13,823

As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and LAE increased (decreased) by approximately $(254,000) and $136,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in 2007 was primarily due to favorable loss development in our automobile lender service product line which was partially offset by unfavorable loss development for the discontinued bond program.

For more information concerning loss and LAE reserves for the discontinued bond program, see “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15)	REINSURANCE

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

Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with an existing lender service customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $3,450,688 and $2,266,090 for the years ended December 31, 2007 and 2006, respectively.

Under its waste surety bond program, the Company both assumes and cedes certain waste surety business under three quota share reinsurance arrangements. First, in the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, the Company entered into a 5% quota share reinsurance arrangement whereby the Company assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.0 million as of July 1, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. Under this program, the Company assumed premiums earned of $2,958,794 and $3,283,690 for the years ended December 31, 2007 and 2006, respectively. Also, the Company ceded premiums earned of $1,529,148 and $1,235,624 for the years ended December 31, 2007 and 2006, respectively.

Effective January 1, 2005, the Company entered into a producer-owned reinsurance arrangement with a guaranteed auto protection insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $3,560,054 and $1,987,640 for the years ended December 31, 2007 and 2006, respectively.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this program, the CPI coverage is voluntary and is primarily for tractors and residential/commercial mowers as opposed to automobiles. The Company receives a ceding commission based on a percentage of the premiums ceded. For this reinsurance arrangement, the Company has obtained collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Under this arrangement, the Company ceded premiums earned of $4,424,122, and $0 for the years ended December 31, 2007 and 2006, respectively.

In addition to the arrangements discussed above, the Company has other reinsurance arrangements, including two automobile lender service PORC quota share arrangements, one unemployment compensation facultative reinsurance arrangement, several quota share arrangements for certain contract and escrow surety bond business and a reinsurance arrangement for a vehicle service contract program. Under these arrangements, the Company ceded premiums earned of $1,126,594 and $708,430 for the years ended December 31, 2007 and 2006, respectively. Also, the Company assumed premiums earned of $868,771 and $60,535 for the years ended December 31, 2007 and 2006, respectively.

From 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements.

A reconciliation of direct to net premiums, on both a written and earned basis, for the year ended December 31 is as follows:

	2007		2006
	Premiums	Premiums	Premiums	Premiums
	Written	Earned	Written	Earned

Direct	$72,496,436	$57,236,828	$55,542,460	$52,583,987
Assumed	4,615,150	3,827,564	3,122,782	3,114,813
Ceded	(31,329,371)	(14,091,134)	(9,859,208)	(6,592,147)

	$45,782,215	$46,973,258	$48,806,034	$49,106,653

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred for the years ended December 31, 2007 and 2006 were $7,663,800 and $3,390,786, respectively. For the years ended December 31, 2007 and 2006, ceded reinsurance decreased commission expense incurred by $2,573,657 and $1,494,873, respectively.

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

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, the Company has paid Harco for its proportionate share of all past claims reported by Harco. As of December 31, 2007, the Company is reserving to its best estimate of future Harco losses based on the Final Order and the most recent loss information received from Harco. It should be noted that Harco has received an invoice from the Department of Homeland Security for breached immigration bonds and Harco’s best reserve estimate is less than the amount of the invoice by approximately $0.4 million (this represents the Company’s proportionate share).

Pending Arbitration.  Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded arbitration against the Company and other reinsurers, including The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire, American Healthcare Insurance Company and various Lloyds Syndicates. In November 2005, the Company responded to this demand by seeking rescission of the reinsurance agreement, monetary damages for claims that were paid by the Company under the agreement and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement. No arbitration panel has yet been constituted.

Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the U.S. Department of Homeland Security for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has also provided loss information to the Company with respect to potential losses for bail bonds issued in states other than New Jersey. As of December 31, 2007, the Company is reserving to its best estimate of Highlands losses based on the Settlement Agreements and the most recent loss information received from Highlands. As of December 31, 2007 and 2006, the Company’s total loss and LAE reserves for Highlands was approximately $4.8 million and $4.0 million, respectively.

We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands; however, because of the subjective nature inherent in assessing the final outcome of this arbitration, management cannot estimate the probability of an adverse or favorable outcome as of December 31, 2007. In addition, while outside counsel believes we have legal defenses under the reinsurance agreement, they are unable to assess whether an adverse outcome is probable or remote in the arbitration as of December 31, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at December 31, 2007 without any adjustment for a positive

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.

Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at December 31, 2007. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.

Loss and LAE Reserves.  The following compares our loss and LAE reserves for the discontinued bond program at December 31, 2007 and December 31, 2006 (dollars in millions):

	December 31,	December 31,
	2007	2006

Bail Bonds:
Case reserves	$0.5	$0.9
Incurred but not reported (“IBNR”) reserves	4.5	4.2

Total bail bond reserves	5.0	5.1

Immigration Bonds:
Case reserves	0.2	0.1
IBNR reserves	1.5	1.2

Total immigration bond reserves	1.7	1.3

Total loss and LAE reserves	$6.7	$6.4

The increase in loss and LAE reserves to $6.7 million at December 31, 2007 from $6.4 million at December 31, 2006 was primarily due to an increase in reported losses from Highlands. This increase was partially offset by loss payments made by the Company to Harco during 2007 combined with a decrease in reported losses from Harco.

Discontinued bond program losses and LAE were $0.7 million and $1.8 million for 2007 and 2006, respectively. The loss in 2007 was primarily attributable to an increase in reported losses from Highlands which was partially offset by a decrease in reported losses from Harco. The loss in 2006 was primarily attributable to the Harco Final Order combined with an increase in reported losses from Harco.

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

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. No new business is being produced by this Provider; however, the Company continues to produce business for the other Provider that is not in bankruptcy.

On August 24, 2007, the Company drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure the Company’s insurance obligations. As of December 31, 2007, the total cash held by the Company as collateral for this program consisted of approximately $4.7 million, which funds are currently invested in short term investments. The Company has estimated its liability for claims under this program to be approximately $3.0 million as of December 31, 2007. Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to the Company. However, if the Company’s actual liability for claims under this program exceeds the collateral held by the Company and if the Company is unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.

(16)	RELATED PARTIES

In 1994, we entered into a Split-Dollar Insurance Agreement with a bank, as trustee, for the benefit of an officer and his spouse. The bank has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. On July 3, 2007, the officer passed away and he was survived by his spouse. At December 31, 2007 and 2006, we had loaned the trustee $1,004,372 and $932,653, respectively, under this agreement for payment of insurance premiums, which is included in loans to affiliates in the accompanying balance sheet. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest, from any of the following sources: (1) cash surrender value of the underlying insurance policies; (2) death benefits; and/or (3) the sale of 15,750 common shares of the Company contributed by the officer to the trust.

In February 2000, we entered into a Split-Dollar Insurance Agreement for the benefit of another officer in the face amount of $1,000,000. All premiums paid by the Company in accordance with this agreement are to be repaid, in full, without interest, upon the death, retirement or termination of the officer. The Company had paid premiums of $30,000 relating to this agreement; however, the Company is no longer paying premiums under the agreement. At December 31, 2007 and 2006, $30,000 was included in loans to affiliates in the accompanying balance sheet for payment of insurance premiums in accordance with this agreement.

We share Bancinsurance’s executive offices and facilities with certain of our consolidated subsidiaries. Certain expenses are allocated among them pursuant to cost sharing agreements.

See Note 4 to the Consolidated Financial Statements for information concerning the undertaking agreements by and between the Company and certain executive officers.

(17)	CONCENTRATIONS

The Company has the following concentrations of total revenues (concentration is defined as 10% or more of consolidated revenues) with three separate general agents within our property/casualty insurance business segment for the years ended December 31:

	2007	2006

Product — Customer Type
Managing General Agent	$6,480,043	$7,474,823
Managing General Agent	$5,066,857	$4,805,287
General Agent	$5,517,249	$4,593,010

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(18)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Held to maturity fixed maturities	$5,195,137	$5,291,616	$4,793,584	$4,850,986
Available for sale fixed maturities	72,404,324	72,404,324	68,547,886	68,547,886
Available for sale equity securities	12,604,618	12,604,618	9,400,247	9,400,247
Short-term investments	472,329	472,329	6,511,143	6,511,143
Restricted short-term investments	6,714,935	6,714,935	1,752,837	1,752,837
Cash	4,151,088	4,151,088	1,823,191	1,823,191
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000

(19)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our results of operations have varied, and in the future may vary, from quarter to quarter, principally because of fluctuations in our underwriting results, operating expenses and/or realized gain (loss) activity. Consequently, quarterly results are not necessarily indicative of full year results, nor are they necessarily comparable to the results of other quarters. The following table sets forth certain unaudited quarterly consolidated financial and operating data:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$11,523,473	$13,221,209	$12,872,253	$12,609,202
Income (loss) before federal income taxes	1,351,629	1,270,519	1,772,428	(920,030)
Net income (loss)	1,081,303	1,016,415	1,604,343	(698,352)
Net income (loss) per common share:
Basic	.22	.20	.33	(.14)
Diluted	.21	.20	.32	(.14)

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$13,088,556	$15,030,251	$16,294,028	$14,273,807
Income before federal income taxes	2,059,882	1,851,635	2,832,145	80,174
Net income	1,493,383	1,440,606	2,104,531	436,381
Net income per common share:
Basic	.30	.29	.42	.09
Diluted	.30	.28	.42	.08

(20)	COMMITMENTS & CONTINGENCIES

See Note 4 to the Consolidated Financial Statements for information concerning the SEC investigation. See “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for information concerning the Highlands arbitration.

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

(21)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	2007	2006

Net income	$3,003,709	$5,474,901

Income available to common shareholders, assuming dilution	$3,003,709	$5,474,901

Weighted-average common shares outstanding	4,969,484	4,976,010
Dilutive effect of outstanding options	80,609	87,394

Diluted common shares	5,050,093	5,063,404

Basic net income per common share	$0.60	$1.10
Diluted net income per common share	$0.59	$1.08

(22)	SEGMENT INFORMATION

We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Until August 31, 2006, we also had a municipal code publishing segment. On August 31, 2006, we sold the municipal code publishing segment as more fully described in “Sale of Affiliate” in Note 1 to the Consolidated Financial Statements. The following table provides financial information regarding our reportable business segments. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

were applied. Depreciation and capital expenditures are not considered material. Segment results for the years ended December 31, 2007 and 2006 are as follows:

	December 31, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$46,259,908	$—	$46,259,908
Intersegment revenues	—	1,663,700	1,663,700
Interest revenue	3,796,874	2,444	3,799,318
Interest expense	233	—	233
Depreciation and amortization	398,164	—	398,164
Segment profit	6,441,039	1,665,669	8,106,708
Federal income tax expense	1,142,030	566,327	1,708,357
Segment assets	148,864,605	230,049	149,094,654

	December 31, 2006
		Municipal		Reportable
	Property/Casualty	Code	Insurance	Segment
	Insurance	Publishing(1)	Agency	Total

Revenues from external customers	$49,787,642	$2,255,558	$—	$52,043,200
Intersegment revenues	—	—	1,349,987	1,349,987
Interest revenue	3,942,687	—	2,202	3,944,889
Interest expense	559	1,286	—	1,845
Depreciation and amortization	417,254	68,130	—	485,384
Segment profit	4,805,033	317,366	1,344,110	6,466,509
Federal income tax expense	806,676	114,251	456,998	1,377,925
Segment assets	118,717,764	—	254,064	118,971,828

(1)	As discussed in Note 1 to the Consolidated Financial Statements, the Company sold ALPC, its municipal code publishing segment, on August 31, 2006. The municipal code publishing segment in the above table includes results through August 31, 2006.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements:

	2007	2006

Revenues
Total revenues for reportable segments	$51,722,926	$57,338,076
Parent company revenues	104,411	186,662
Net realized gain on sale of affiliate	62,500	2,511,891
Elimination of intersegment revenues	(1,663,700)	(1,349,987)

Total consolidated revenues	$50,226,137	$58,686,642

Profit
Total profit for reportable segments	$7,970,708	$6,466,509
Net realized gain on sale of affiliate	62,500	2,511,891
Parent company loss, net of intersegment eliminations	(4,558,662)	(2,154,564)

Total consolidated net income before income taxes	$3,474,546	$6,823,836

Assets
Total assets for reportable segments	$149,094,654	$118,971,828
Parent company assets	5,627,454	6,492,158
Elimination of intersegment receivables	(457,452)	(3,175,480)

Total consolidated assets	$154,264,656	$122,288,506

(23)	COMMON SHARE REPURCHASE PROGRAM

On March 7, 2007, the Board of Directors adopted a common share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. Through December 31, 2007, the Company had repurchased 117,348 common shares at an aggregate cost of $731,900 and at an average price per share of $6.24 under this program.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the principal executive officer (“CEO”) and the principal financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(c) under the Exchange Act (“Disclosure Controls”).

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. The Company’s Disclosure Controls are designed to provide reasonable assurance of achieving their objectives.

Based upon management’s evaluation of our Disclosure Controls, the CEO and CFO have concluded that our Disclosure Controls are effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL ACCOUNTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, evaluated the effectiveness, as of December 31, 2007, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth (1) the number of our common shares issuable upon exercise of outstanding options, warrants and rights under our equity compensation plans, (2) the weighted-average exercise price of the outstanding options, warrants and rights under our equity compensation plans and (3) the number of our common shares remaining available for future issuance under our equity compensation plans, each as of December 31, 2007. Each of our equity compensation plans has been approved by our shareholders.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued	Weighted-Average	Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	805,229	$5.70	322,271	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	805,229	$5.70	322,271	(1)

(1)	Reflects the number of common shares available for future grant under the Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), as of December 31, 2007. The 2002 Plan provides for the grant of equity-based awards, including stock options and restricted stock, to key employees, officers and directors of, and consultants and advisors to, the Company.

Other information required by this Item 12 is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1) Financial Statements

The following financial statements, which are included in Item 8 of Part II of this report:

(2) Financial Statement Schedules

The following financial statement schedules are included in this Item 15 of Part IV of this report:

Schedule I — Summary of investments — other than investments in related parties	67
Schedule II — Condensed financial information of Bancinsurance Corporation (Parent Company Only)	68

All other schedules are omitted because of the absence of conditions under which they are required or the required information is given in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K:

3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).
3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).
4(a)	Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(b)	First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

4(c)	Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(d)	Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(e)	Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(f)	Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).
4(g)	Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).
4(h)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).
4(i)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).
4(j)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).
4(k)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).
4(l)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).
4(m)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).
4(n)	Amended and Restated Credit Agreement effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.1 of Current Report on Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).
4(o)	Eleventh Amendment and Restatement of Note effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.2 of Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).
10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).
10(c)#	Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).
10(d)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Si Sokol (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).
10(e)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).
10(f)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).
10(g)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).
10(h)#	Bancinsurance Corporation 2002 Stock Incentive Plan Form of Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2006 (file number 0-8738), which is incorporated herein by reference).
10(i)#	Bancinsurance Corporation 2006 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed July 24, 2006 (file number 0-8738), which is incorporated herein by reference).
10(j)	Stock Purchase Agreement between A.L.P. Acquisition Co., Inc. and Bancinsurance Corporation dated August 31, 2006 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed September 7, 2006 (file number 0-8738), which is incorporated herein by reference).
10(k)#	Bancinsurance Corporation 2007 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed December 21, 2006 (file number 0-8738), which is incorporated herein by reference).
10(l)#	First Amendment to Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed May 30, 2007 (file No. 0-8738), which is incorporated herein by reference).
10(m)#	Form of Restricted Stock Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 4, 2007 (File No. 0-8738), which is incorporated herein by reference).
10(n)	First Addendum to Eleventh Amendment and Restatement of Note effective as of September 27, 2007 by and between Bancinsurance Corporation and Fifth Third Bank (reference is made to Exhibit 10.1 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).
10(o)#	Form of Undertaking Agreement dated November 12, 2007 by and between Bancinsurance Corporation and John S. Sokol, Matthew C. Nolan and Stephen J. Toth (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).
10(p)#*	Split Dollar Insurance Agreement, dated June 20, 1994, between Bancinsurance Corporation and Fifth Third Bank of Columbus, as Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994.
10(q)#*	Split Dollar Insurance Agreement Collateral Assignment, dated June 21, 1994, by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994.
21*	Subsidiaries of the Registrant as of December 31, 2007.
23(a)*	Consent of Daszkal Bolton LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits

See Item 15(a)(3).

(c)	Financial Statement Schedules

See Item 15(a)(2).

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Schedule I — SUMMARY OF INVESTMENTS — OTHER
THAN INVESTMENT IN RELATED PARTIES
December 31, 2007

Column A	Column B	Column C	Column D
			Amount at Which
		Estimated	Shown in the
Type of Investment	Cost(1)	Fair Value	Balance Sheet

Held to maturity:
Fixed maturities:
Governments	$2,284,314	$2,302,606	$2,284,314
Political subdivisions	1,535,986	1,564,655	1,535,986
Special revenue and assessments	1,374,837	1,424,355	1,374,837

Total held to maturity	5,195,137	5,291,616	5,195,137

Available for sale:
Fixed maturities:
States, territories and possessions	5,184,414	5,207,671	5,207,671
Political subdivisions	1,046,204	1,060,193	1,060,193
Special revenue and assessments	64,395,272	63,648,022	63,648,022
Industrial and miscellaneous	2,382,360	2,488,438	2,488,438

Total available for sale fixed maturities	73,008,250	72,404,324	72,404,324

Equity securities:
Preferred stock:
Banks, trusts and insurance companies	551,000	460,398	460,398
Industrial and miscellaneous	333,265	299,040	299,040

Total preferred stock	884,265	759,438	759,438
Common stock:
Banks, trusts and insurance companies	1,760,342	2,609,050	2,609,050
Industrial and miscellaneous	1,445,519	2,069,365	2,069,365
Investment in mutual funds	7,548,379	7,166,765	7,166,765

Total available for sale equity securities	11,638,505	12,604,618	12,604,618

Short-term investments	472,329	472,329	472,329
Restricted short-term investments	6,714,935	6,714,935	6,714,935
Other invested assets	715,000	715,000	715,000

Total investments	$97,744,156	$98,202,822	$98,106,343

(1)	Original cost of equity securities, adjusted for any write-downs, and, as to fixed maturities and short-term investments, original cost reduced by repayments, write-downs and adjusted for amortization of premiums or accrual of discounts.

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Cash	$1,613,854	$104,407
Unaffiliated investments	715,000	751,936
Investments in subsidiaries (at equity)	50,921,001	46,237,424
Federal income tax recoverable	461,389	271,052
Receivable from subsidiaries, net	112,899	2,672,990
Other assets	2,724,312	2,691,773

Total assets	56,548,455	52,729,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trust preferred debt issued to affiliates	15,465,000	15,465,000
Other liabilities	2,362,533	898,963
Shareholders’ equity	38,720,922	36,365,619

Total liabilities and shareholders’ equity	$56,548,455	$52,729,582

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006

Other income	$104,340	$187,184
Net realized gain on sale of affiliate	62,500	2,511,891
Interest expense	(1,472,459)	(1,427,241)
General and administrative expenses	(3,190,331)	(914,507)

Income (loss) before tax benefit and equity in earnings of subsidiaries	(4,495,950)	357,327
Federal income tax benefit	1,237,520	28,990

Income (loss) before equity in earnings of subsidiaries	(3,258,430)	386,317
Equity in distributed and undistributed earnings of subsidiaries	6,262,139	5,088,584

Net income	$3,003,709	$5,474,901

BANCINSURANCE CORPORATION AND SUBSIDIARIES

Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$3,003,709	$5,474,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in distributed and undistributed net earnings of subsidiaries	(6,262,139)	(5,088,584)
Net realized gain on sale of affiliate	(62,500)	(2,511,891)
Net realized gain from sale of property	(53,182)	—
Net realized gains on investments	—	(74,801)
Depreciation and amortization	108,411	135,162
Deferred federal income tax benefit	(325,097)	(230,484)
Change in assets and liabilities:
Notes receivable	(62,948)	(104,148)
Loans to affiliates	(71,719)	(71,719)
Accounts receivable/payable from/to subsidiaries	2,560,091	(3,198,261)
Other assets	281,328	18,218
Other liabilities	1,526,070	207,578

Net cash provided by (used in) operating activities	642,024	(5,444,029)

Cash flows from investing activities:
Proceeds from sale of affiliate, net	62,500	4,306,901
Proceeds from available for sale equity securities sold	—	93,426
Sale of land, property and leasehold improvements	359,386	—
Purchase of land, property and leasehold improvements	(92,964)	(95,265)

Net cash provided by investing activities	328,922	4,305,062

Cash flows from financing activities:
Proceeds from stock options exercised	334,375	38,880
Acquisition of treasury shares	(731,900)	—
Dividends from subsidiaries	936,026	1,031,743

Net cash provided by financing activities	538,501	1,070,623

Net increase (decrease) in cash	1,509,447	(68,344)

Cash at beginning of year	104,407	172,751

Cash at end of year	$1,613,854	$104,407

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$1,474,097	$1,421,109

Federal income taxes	$(627,182)	$283,091

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancinsurance Corporation

By	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

Dated: March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 5, 2008

/s/  Douglas G. Borror
Douglas G. Borror
Director

Dated: March 5, 2008

/s/  Kenton R. Bowen
Kenton R. Bowen
Director

Dated: March 5, 2008

/s/  Stephen P. Close
Stephen P. Close
Director

Dated: March 5, 2008

/s/  Daniel D. Harkins
Daniel D. Harkins
Director

Dated: March 5, 2008

/s/  Edward N. Cohn
Edward N. Cohn
Director

Dated: March 5, 2008

/s/  Matthew D. Walter
Matthew D. Walter
Director

Dated: March 5, 2008

/s/  Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Dated: March 5, 2008

INDEX OF EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K:

Exhibit
No.	Description

3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).
3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).
4(a)	Credit Agreement dated January 25, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(b)	First Amendment to Credit Agreement dated November 5, 1993 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(c)	Second Amendment to Credit Agreement dated October 19, 1994 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(d)	Third Amendment to Credit Agreement dated November 24, 1999 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(d) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(e)	Fourth Amendment to Credit Agreement dated December 11, 2000 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(e) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).
4(f)	Fifth Amendment to Credit Agreement dated July 1, 2002 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(f) of Form 10-Q for the fiscal quarter ended June 30, 2002 (file number 0-8738), which is incorporated herein by reference).
4(g)	Sixth Amendment to Credit Agreement dated October 20, 2003 by and between Bancinsurance Corporation and The Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4(a) of Form 10Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).
4(h)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).
4(i)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

Exhibit
No.	Description

4(j)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).
4(k)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).
4(l)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).
4(m)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).
4(n)	Amended and Restated Credit Agreement effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.1 of Current Report on Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).
4(o)	Eleventh Amendment and Restatement of Note effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.2 of Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).
10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).
10(b)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).
10(c)#	Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10 of Form S-8 dated June 28, 2002 (file number 333-91396), which is incorporated herein by reference).
10(d)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Si Sokol (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).
10(e)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).
10(f)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).
10(g)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).
10(h)#	Bancinsurance Corporation 2002 Stock Incentive Plan Form of Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2006 (file number 0-8738), which is incorporated herein by reference).
10(i)#	Bancinsurance Corporation 2006 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed July 24, 2006 (file number 0-8738), which is incorporated herein by reference).

Exhibit
No.	Description

10(j)	Stock Purchase Agreement between A.L.P. Acquisition Co., Inc. and Bancinsurance Corporation dated August 31, 2006 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed September 7, 2006 (file number 0-8738), which is incorporated herein by reference).
10(k)#	Bancinsurance Corporation 2007 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed December 21, 2006 (file number 0-8738), which is incorporated herein by reference).
10(l)#	First Amendment to Bancinsurance Corporation 2002 Stock Incentive Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed May 30, 2007 (file No. 0-8738), which is incorporated herein by reference).
10(m)#	Form of Restricted Stock Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 4, 2007 (File No. 0-8738), which is incorporated herein by reference).
10(n)	First Addendum to Eleventh Amendment and Restatement of Note effective as of September 27, 2007 by and between Bancinsurance Corporation and Fifth Third Bank (reference is made to Exhibit 10.1 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).
10(o)#	Form of Undertaking Agreement dated November 12, 2007 by and between Bancinsurance Corporation and John S. Sokol, Matthew C. Nolan and Stephen J. Toth (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).
10(p)#*	Split Dollar Insurance Agreement, dated June 20, 1994, between Bancinsurance Corporation and Fifth Third Bank of Columbus, as Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994.
10(q)#*	Split Dollar Insurance Agreement Collateral Assignment, dated June 21, 1994, by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994.
21*	Subsidiaries of the Registrant as of December 31, 2007.
23(a)*	Consent of Daszkal Bolton LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.