Form 10-Q
period 2008-03-31
BANCINSURANCE CORP
filed 2008-05-02
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES     ☑     NO     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     ☐      NO     ☑
The number of outstanding common shares, without par value, of the registrant as of April 28, 2008 was 4,997,950.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Net premiums earned	$11,831,736	$10,373,654
Net investment income	918,246	960,268
Net realized (losses) gains on investments	(1,131,913)	9,209
Management fees	151,722	102,855
Net realized gain on sale of affiliate	—	62,500
Other income	9,630	14,987

Total revenues	11,779,421	11,523,473

Expenses:
Losses and loss adjustment expenses (“LAE”)	5,676,480	5,289,593
Commission expense	2,336,001	2,278,665
Other insurance operating expenses	2,509,624	2,081,965
General and administrative expenses	104,515	158,611
SEC investigation expenses	1,450,872	—
Interest expense	338,657	363,010

Total expenses	12,416,149	10,171,844

(Loss) income before federal income taxes	(636,728)	1,351,629

Federal income tax (benefit) expense	(51,830)	270,326

Net (loss) income	$(584,898)	$1,081,303

Net (loss) income per common share:
Basic	$(.12)	$.22

Diluted	$(.12)	$.21

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,571,292 in 2008 and $5,291,616 in 2007)	$5,425,798	$5,195,137
Available for sale:
Fixed maturities, at fair value (amortized cost $68,844,169 in 2008 and $73,008,250 in 2007)	66,687,936	72,404,324
Equity securities, at fair value (cost $10,791,340 in 2008 and $11,638,505 in 2007)	11,598,416	12,604,618
Short-term investments, at cost which approximates fair value	637,183	472,329
Restricted short-term investments, at cost which approximates fair value	6,643,703	6,714,935
Other invested assets	715,000	715,000

Total investments	91,708,036	98,106,343

Cash	4,241,158	4,151,088
Premiums receivable	6,817,939	7,477,434
Reinsurance recoverables	3,588,966	3,842,197
Prepaid reinsurance premiums	28,555,235	26,516,796
Deferred policy acquisition costs	10,135,541	9,059,182
Loans to affiliates	1,034,660	1,034,660
Accrued investment income	1,027,672	1,098,214
Net deferred tax asset	2,106,568	1,455,438
Other assets	1,728,995	1,523,304

Total assets	$150,944,770	$154,264,656

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
	2008	2007
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and LAE	$8,222,258	$9,682,382
Discontinued bond program reserve for unpaid losses and LAE	6,741,364	6,741,364
Unearned premiums	57,147,352	52,886,528
Ceded reinsurance premiums payable	2,545,795	4,663,180
Experience rating adjustments payable	2,358,128	1,994,587
Retrospective premium adjustments payable	476,969	4,216,427
Funds held under reinsurance treaties	637,604	663,857
Funds held for account of others	6,643,703	6,714,935
Contract funds on deposit	2,638,970	2,517,046
Taxes, licenses and fees payable	151,771	502,996
Current federal income tax payable	4,131	200,688
Deferred ceded commissions	3,360,216	3,159,732
Commissions payable	2,194,284	2,227,598
Other liabilities	3,022,796	4,171,414
Bank line of credit	2,500,000	—
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	114,110,341	115,807,734

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at March 31, 2008 and December 31, 2007, 4,997,950 shares outstanding at March 31, 2008 and
December 31, 2007	1,794,141	1,794,141
Additional paid-in capital	1,722,286	1,630,394
Accumulated other comprehensive income (loss)	(890,446)	239,041
Retained earnings	40,026,498	40,611,396

	42,652,479	44,274,972

Less: Treasury shares, at cost (1,172,391 common shares at March 31, 2008 and December 31, 2007)	(5,818,050)	(5,818,050)

Total shareholders’ equity	36,834,429	38,456,922

Total liabilities and shareholders’ equity	$150,944,770	$154,264,656

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity

Balance at December 31, 2006	—	—	$1,794,141	$1,554,355	$1,142,957	$37,607,687	$(5,733,521)	$36,365,619

Comprehensive income:
Net income	—	—	—	—	—	1,081,303	—	1,081,303
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	25,100	—	—	25,100

Total comprehensive income								1,106,403

Equity-based compensation expense	—	—	—	70,712	—	—	—	70,712
74,250 common shares repurchased	—	—	—	—	—	—	(451,068)	(451,068)
25,000 common shares issued in connection with the exercise of stock options, net of tax benefit	—	—	—	(23,625)	—	—	120,500	96,875

Balance at March 31, 2007	—	—	$1,794,141	$1,601,442	$1,168,057	$38,688,990	$(6,064,089)	$37,188,541

Balance at December 31, 2007	—	—	$1,794,141	$1,630,394	$239,041	$40,611,396	$(5,818,050)	$38,456,922

Comprehensive income:
Net loss	—	—	—	—	—	(584,898)	—	(584,898)
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(1,129,487)	—	—	(1,129,487)

Total comprehensive loss								(1,714,385)

Equity-based compensation expense	—	—	—	91,892	—	—	—	91,892

Balance at March 31, 2008	—	—	$1,794,141	$1,722,286	$(890,446)	$40,026,498	$(5,818,050)	$36,834,429

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(584,898)	$1,081,303
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized losses (gains) on investments	1,131,913	(9,209)
Net realized gain on sale of affiliate	—	(62,500)
Depreciation and amortization	173,969	114,565
Equity-based compensation expense	91,892	70,712
Deferred federal income tax (benefit) expense	(69,273)	98,238
Change in assets and liabilities:
Premiums receivable	659,495	(2,118,386)
Reinsurance recoverables	253,231	(569,877)
Prepaid reinsurance premiums	(2,038,439)	(3,295,015)
Deferred policy acquisition costs	(1,076,359)	(1,426,324)
Other assets, net	(151,884)	22,324
Reserve for unpaid losses and loss adjustment expenses	(1,460,124)	(1,329,871)
Unearned premiums	4,260,824	5,685,243
Ceded reinsurance premiums payable	(2,117,385)	1,294,861
Experience rating adjustments payable	363,541	71,374
Retrospective premium adjustments payable	(3,739,458)	(2,564,085)
Funds held under reinsurance treaties	(26,253)	191,561
Funds held for account of others	(71,232)	63,480
Contract funds on deposit	121,924	169,688
Deferred ceded commissions	200,484	373,593
Taxes, licenses and fees payable	(351,225)	(117,380)
SEC investigation expense payable	(792,311)	—
Other liabilities, net	(649,176)	335,516

Net cash used in operating activities	(5,807,744)	(1,920,189)

Cash flows from investing activities:
Proceeds from sale of affiliate	—	62,500
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,050,000	240,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	4,853,647	2,069,227
Proceeds from available for sale equity securities sold	2,473,421	2,401,394
Cost of held to maturity fixed maturities purchased	(1,293,250)	(701,031)
Cost of available for sale fixed maturities purchased	(1,492,742)	(3,584,565)
Cost of available for sale equity securities purchased	(2,054,602)	(2,446,975)
Net change in short-term investments	(164,854)	3,823,472
Net change in restricted short-term investments	71,232	(63,480)
Net change in other invested assets	—	(25,672)
Purchase of land, property and leasehold improvements	(45,038)	(86,718)

Net cash provided by investing activities	3,397,814	1,688,152

Cash flows from financing activities:
Acquisition of treasury shares	—	(451,069)
Proceeds from bank line of credit	2,500,000	—
Proceeds from stock options exercised	—	96,875

Net cash provided by (used in) financing activities	2,500,000	(354,194)

Net increase (decrease) in cash	90,070	(586,231)
Cash at beginning of period	4,151,088	1,823,191

Cash at end of period	$4,241,158	$1,236,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$352,376	$363,156

Cash paid for federal income taxes	$214,000	$125,000

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

We prepared the condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of income for the three months ended March 31, 2008 and 2007, the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of March 31, 2008 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full 2008 fiscal year.

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

Certain prior year amounts have been reclassified in order to conform to the 2008 presentation.

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No. 157 to allow the FASB additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Under FASB Staff Position 157-2, the Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on the Company’s condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
3.	Investments

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at March 31, 2008 and December 31, 2007, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At March 31, 2008	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$209,500	$491	$—	$—	$209,500	$491
Obligations of states and political subdivisions	32,085,040	1,624,814	9,713,808	631,992	41,798,848	2,256,806
Corporate securities	1,398,037	234,323	—	—	1,398,037	234,323

Total fixed maturities	33,692,577	1,859,628	9,713,808	631,992	43,406,385	2,491,620
Equity securities	4,531,095	395,790	1,744,249	183,672	6,275,344	579,462

Total	$38,223,672	$2,255,418	$11,458,057	$815,664	$49,681,729	$3,071,082

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2007	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$332,888	$73	$—	$—	$332,888	$73
Obligations of states and political subdivisions	30,702,474	1,013,844	6,202,926	178,819	36,905,400	1,192,663
Corporate securities	191,974	8,026	—	—	191,974	8,026

Total fixed maturities	31,227,336	1,021,943	6,202,926	178,819	37,430,262	1,200,762
Equity securities	5,284,121	570,487	1,525,391	155,135	6,809,512	725,622

Total	$36,511,457	$1,592,430	$7,728,317	$333,954	$44,239,774	$1,926,384

As of March 31, 2008, the Company had 47 fixed income securities and 5 equity securities that have been in an unrealized loss position for one year or longer. Of the fixed income securities, 42 are investment grade. The 5 remaining non-investment grade fixed income securities have an aggregate fair value equal to 93.0% of their book value as of March 31, 2008. All 47 of the fixed income securities are current on interest and principal and management believes that it is probable that all contract terms of each security will be satisfied. Of the equity securities, all 5 equity securities that have been in an unrealized loss position for one year or longer relate to investments in closed ended bond funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality for any of these funds over the past twelve months. The unrealized loss position for all investments as of March 31, 2008, including equity securities, is due to the changes in interest rate environment and current capital market conditions and the Company believes it has the positive intent and ability to hold these securities until they mature or recover in value.

Impairment charges included in net realized gains (losses) on investments during the three months ended March 31, 2008 and 2007 were $1,041,146 and $0, respectively. The increase in impairment charges during first quarter 2008 was primarily due to the following: (1) $683,836 in impairment charges for eleven floating rate municipal bond securities whose fair values were adversely affected primarily by the recent decline in short-term interest rates; (2) $217,532 in impairment charges for an equity security of a financial institution whose fair value was adversely affected primarily by credit losses; and (3) $139,777 in impairment charges for an equity security of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market.

4.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (7.06% and 9.35% at March 31, 2008 and 2007, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.75% and 9.40% at March 31, 2008 and 2007, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended March 31, 2008 and 2007 was $338,490 and 362,843, respectively. The terms of the junior subordinated debentures contain various covenants. As of March 31, 2008, the Company was in compliance with all such covenants.

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

5.	Income Taxes

The Company’s provision for federal income taxes for the three months ended March 31, 2008 has been computed based on its estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in its condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If the Company was to incur any interest and/or penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “other insurance operating expenses” category within the condensed consolidated statements of income.

6.	Equity-Based Compensation

The Company maintains two equity compensation plans (collectively, the “Plans”) for the benefit of certain of its officers, directors, employees, consultants and advisors. During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in net income based on the grant date fair value of

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the nonvested portion of previously granted awards outstanding as of the date of adoption. The results for prior periods have not been restated.

The Company has stock options and restricted stock outstanding at March 31, 2008 under two equity compensation plans, each of which has been approved by our shareholders. The Company will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.

The 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options, covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Company’s Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 147,500 common shares were outstanding at March 31, 2008 and expire at various dates from 2008 to 2013 and range in option price per share from $4.063 to $6.25. Of the options for 147,500 common shares outstanding, 18,000 have been granted to our non-employee directors and 129,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 571,000 common shares were outstanding at March 31, 2008 and expire at various dates from 2012 to 2017 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 56,729 restricted common shares were also outstanding at March 31, 2008. Of the total equity-based awards for 627,729 common shares outstanding under the 2002 Plan, 22,000 have been granted to our non-employee directors and 605,729 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of March 31, 2008, there were 322,271 common shares available for future grant under the 2002 Plan.

The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and then recognized over the respective service period, which typically matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. As of March 31, 2008, the Company has granted 56,729 restricted common shares to employees which were valued at $6.40 per share. There were no restricted stock grants during the first quarter of 2008.

The following table summarizes restricted stock award activity for the Company under the 2002 Plan from January 1, 2008 through March 31, 2008:

		Weighted-average
		grant date fair value
	Shares	per common share

Outstanding at January 1, 2008	56,729	$6.40
Granted	—	—
Vested	—	—
Cancelled	—	—

Outstanding at March 31, 2008	56,729	$6.40

All stock options: (1) have been granted with an exercise price equal to the closing price of the Company’s common shares on the date of grant; (2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period (subject to the applicable officer’s and employee’s continued employment with the Company); and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant (subject to the applicable director’s continued service on the board of directors of the Company).

The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates ranges of assumptions such as risk-free rate, expected life,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excluded from its historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating the expected volatility of its common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. There were no options granted during the first quarter of 2008.

The following table summarizes all stock option activity for the Company under the Plans from January 1, 2008 through March 31, 2008:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value

Outstanding at January 1, 2008	748,500	$5.65
Granted	—	—
Exercised	—	—
Expired	(30,000)	4.75
Cancelled	—	—

Outstanding at March 31, 2008	718,500	$5.69	5.92	$94,040

Vested and exercisable at December 31, 2007	453,700	$5.41	4.91	$93,900

The aggregate intrinsic value represents the total pretax intrinsic value, based on the closing price of the Company’s common shares on the OTC Bulletin Board on March 31, 2008 ($5.10), which would have been received by the option holders had all option holders exercised their options as of that date (only includes options that are in-the-money at March 31, 2008). There were no stock options exercised during the three months ended March 31, 2008.

The following table summarizes nonvested stock option activity for the Company under the Plans from January 1, 2008 through March 31, 2008:

Weighted-average
grant date fair value
	Shares	per common share

Nonvested at January 1, 2008	264,800	$2.41
Granted	—	—
Vested	—	—
Expired	—	—
Cancelled	—	—

Nonvested at March 31, 2008	264,800	$2.41

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service period. The Company recorded equity-based compensation expense for the three months ended March 31, 2008 and 2007 in the amount of $91,892 and $ 70,712 ($60,649 and $46,670 net of tax), respectively. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” the equity-based compensation expense is classified within other insurance operating expenses to correspond with the same line item as cash compensation paid to employees.

As of March 31, 2008, the total pretax equity-based compensation cost related to nonvested stock options and nonvested restricted stock not yet recognized was $726,460. The weighted-average period over which this cost is expected to be recognized is approximately 2.4 years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at March 31, 2008:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

		Options Outstanding		Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
	at 3/31/08	contractual life (years)	price	at 3/31/08	price

Range of Exercise Prices
4.063 - 4.82	150,000	3.96	$4.48	150,000	$4.48
5.00 - 5.375	189,500	4.08	5.23	164,300	5.24
6.00 - 6.40	250,000	8.09	6.02	62,000	6.01
7.04 - 8.00	129,000	6.68	7.11	77,400	7.11

Total ($4.063 - $8.00)	718,500	5.92	$5.69	453,700	$5.41

7.	Other Comprehensive Income

The components of other comprehensive income (loss) and the related federal income tax effects for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008
	Before-tax	Income tax	Net-of-tax
	amount	benefit	amount

Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(2,843,257)	$(966,707)	$(1,876,550)
Less: reclassification adjustments for losses realized in net loss	(1,131,913)	(384,850)	(747,063)

Net unrealized holding losses	(1,711,344)	(581,857)	(1,129,487)

Other comprehensive loss	$(1,711,344)	$(581,857)	$(1,129,487)

	Three Months Ended March 31, 2007
	Before-tax	Income tax	Net-of-tax
	amount	expense	amount

Net unrealized holding gains on securities:
Unrealized holding gains arising during 2007	$47,239	$16,061	$31,178
Less: reclassification adjustments for gains realized in net income	9,209	3,131	6,078

Net unrealized holding gains	38,030	12,930	25,100

Other comprehensive income	$38,030	$12,930	$25,100

8.	Reinsurance

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

Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009.

Under its waste industry products (“WIP”), the Company both assumes and cedes certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, the Company entered into a 5% quota share reinsurance arrangement whereby the Company assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.0 million as of July 1, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. During 2006, the Company also began writing directly, assuming and ceding certain contract and escrow surety bond business under several quota share reinsurance arrangements, which is included as part of our WIP program as this business is produced by the same general insurance agent that produces the waste surety bond business. Prior to first quarter of 2008, contract and escrow surety bond business was reported within our other specialty products line.

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

Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new equipment physical damage (“EPD”) customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Prior to first quarter of 2008, EPD was reported within our CPI product line.

In addition to the arrangements discussed above, the Company has other reinsurance arrangements, including two lender service PORC quota share arrangements, one unemployment compensation facultative reinsurance arrangement, and a reinsurance arrangement for a vehicle service contract program. For more information concerning one of the Company’s vehicle service contract programs, see “Automobile Service Program” below.

From 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Discontinued Bond Program” below.

A reconciliation of direct to net premiums, on both a written and earned basis, for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,		March 31,
	2008		2007
	Premiums		Premiums
	Written	Earned	Written	Earned
Direct	$16,089,943	$15,385,740	$14,803,265	$11,848,132
Assumed	1,397,281	1,217,102	1,094,719	857,319
Ceded	(6,809,545)	(4,771,106)	(5,626,813)	(2,331,797)

Total	$10,677,679	$11,831,736	$10,271,171	$10,373,654

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the first quarter 2008 and 2007 were $1,884,298 and $1,214,518, respectively. During the first quarter 2008 and 2007, ceded reinsurance decreased commission expense incurred by $891,563 and $580,340, respectively.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, the Company has paid Harco for the Company’s proportionate share of all past claims reported by Harco. As of March 31, 2008, the Company is reserving for future Harco losses based on its proportionate share of Harco’s best estimate of future losses under the program. It should be noted that Harco has reported to us an invoice from the Department of Homeland Security (“DHS”) for breached immigration bonds and Harco’s best reserve estimate is less than the amount of the invoice by approximately $0.4 million (this represents the Company’s proportionate share). If Harco is ultimately required to pay the full amount invoiced by DHS, it would result in additional losses to the Company of approximately $0.4 million.

Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and the Company was one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against the Company and other reinsurers, including The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire, American Healthcare Insurance Company and various Lloyds Syndicates. In November 2005, the Company responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by the Company and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including the Company, and other relief. As of the date of this report the Company has not responded to the petition and the court has not ruled on the petition.

Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced the Company for its proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to the Company with respect to potential losses for bail bonds issued in states other than New Jersey. As of March 31, 2008, the Company is reserving to its best estimate of Highlands losses based on amounts invoiced under the Settlement Agreements and the most recent non-New Jersey bail bond loss information received from Highlands. As of both March 31, 2008 and December 31, 2007, the Company’s total loss and LAE reserves for Highlands was approximately $4.8 million.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at March 31, 2008 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made. The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.

Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at March 31, 2008. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.

Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
	2008	2007
Bail Bonds:
Case reserves	$0.5	$0.5
Incurred but not reported (“IBNR”) reserves	4.5	4.5

Total bail bond reserves	5.0	5.0

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.5	1.5

Total immigration bond reserves	1.7	1.7

Total loss and LAE reserves	$6.7	$6.7

Discontinued bond program losses and LAE were zero for the three months ended March 31, 2008 and 2007 as there were no changes in losses reported from Highlands or Harco during such periods.

Automobile Service Contract Program

During 2001, the Company began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. The Company has issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under two reinsurance arrangements, the Company cedes 100% of the business produced to two different insurance carriers. In addition, the Company obtained collateral in the form of a $4.3 million letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. This Provider has not written any service contracts under our insurance policies after the commencement of the February 2007 liquidation proceeding. The other Provider has not written any service contracts under our insurance policies since December 31, 2007.

On August 24, 2007, the Company drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure the Company’s insurance obligations. As of March 31, 2008, the total cash held by the Company as collateral for this program consisted of approximately $4.6 million, which funds are currently invested in short term investments. The Company has estimated its liability for claims under this program to be approximately $3.0 million as of March 31, 2008. Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to the Company. However, if the Company’s actual liability for claims under this program exceeds the collateral held by the Company and if the Company is unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
condition and/or operating results.

9.	Commitments & Contingencies

See Note 13 to the Condensed Consolidated Financial Statements for information concerning the SEC investigation. See “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for information concerning the Highlands arbitration.

The Company is a guarantor for performance on a $550,400 bridge loan whereby the collateral held by the Company under the guaranty is a residential home. In addition, the Company is involved in various lawsuits and legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. We provide accruals for these items to the extent that we deem the losses probable and reasonably estimable. The outcome of litigation is subject to numerous uncertainties. While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future quarter or annual period, in the opinion of Company’s management, none would likely have a material adverse effect on the Company’s financial condition or liquidity.

10.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(584,898)	$1,081,303

Income (loss) available to common shareholders, assuming dilution	(584,898)	1,081,303

Weighted average common shares outstanding	4,997,950	4,998,964
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	—	98,129

Diluted common shares	$4,997,950	$5,097,093

Net (loss) income per common share:
Basic	$(.12)	$.22
Diluted	$(.12)	$.21
11.	Segment Information

We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following table provides financial information regarding our reportable business segments. There are intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Depreciation and capital expenditures are not considered material. Segment results for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$10,799,295	$—	$10,799,295
Intersegment revenues	—	571,399	571,399
Interest revenue	966,779	330	967,109
Interest expense	12	—	12
Depreciation and amortization	37,769	—	37,769
Segment profit	758,587	571,592	1,330,179
Federal income tax expense	43,561	194,341	237,902
Segment assets	144,833,809	448,458	145,282,267

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

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

	Three Months Ended
	March 31,
	2008	2007
Revenues

Total revenues for reportable segments	$12,337,803	$11,776,807
Parent company gain	13,017	85,940
Elimination of intersegment revenues	(571,399)	(339,274)

Total consolidated revenues	$11,779,421	$11,523,473

Profit

Total profit for reportable segments	$1,330,179	$1,847,625
Parent company loss, net of intersegment eliminations	(1,966,907)	(495,996)

Total consolidated (loss) income before income taxes	$(636,728)	$1,351,629

Assets

Total assets for reportable segments	$145,282,267	$124,083,658
Parent company assets	6,171,186	3,476,606
Elimination of intersegment receivables, net	(508,683)	(342,408)

Total consolidated assets	$150,944,770	$127,217,856

12.	Common Share Repurchase Program

On March 7, 2007, the Board of Directors adopted a common share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. Through March 31, 2008, the Company had repurchased 117,348 common shares at an aggregate cost of $731,900 and at an average price per share of $6.24 under this program. There were no common share repurchases during the first quarter of 2008.

13.	Guarantees

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34” (“FIN 45”). The Company has determined that the above referenced undertaking agreements are within the scope of FIN 45. In order to estimate the fair value of future obligations under these undertaking agreements, the Company periodically obtains estimates from each legal counsel representing the officers in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. Based on these estimates, the Company recorded a FIN 45 liability of $0.7 million and $1.3 million as of March 31, 2008 and December 31, 2007, respectively, which is included within other liabilities in the accompanying condensed consolidated balance sheets. The FIN 45 liability at March 31, 2008 reflects (a) a decrease of $1.2 million from the $1.3 million FIN 45 liability recorded at December 31, 2007 as a result of legal services related to the undertaking agreements that were rendered through March 31, 2008 and (b) an increase of $0.6 million as a result of an increase in the estimated future legal costs related to the undertaking agreements. The Company cannot predict what actions, if any, the SEC will take after each officer has responded to the Notice. As a result, the Company cannot estimate any future obligations related to the undertaking agreements beyond the estimated costs to respond to the Notice. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different from the estimated fair value of such future payments as recorded at March 31, 2008 ($0.7 million).
14. Bank Line of Credit
We also have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010 with a $2,500,000 and $0 outstanding balance at March 31, 2008 and December 31, 2007, respectively. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (4.50% at March 31, 2008). The terms of the revolving credit agreement contain various restrictive covenants. As of March 31, 2008, the Company was in compliance with all such covenants.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulation, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, controlling interest of the Sokol family, the ongoing SEC investigation, litigation, developments in the discontinued bond program and the automobile service contract program, and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
OVERVIEW
Bancinsurance is a specialty property/casualty insurance holding company that was incorporated in the State of Ohio in 1970. The Company has two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. These segments are described in more detail below.
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
Our lender service product line offers four types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold to auto dealers, lenders and lessors and provides coverage on either an individual or portfolio basis. Fourth, equipment physical damage (“EPD”) is an all risk policy written to cover agricultural, construction and commercial equipment vehicles. EPD was introduced in 2007 and offers protection for financed equipment purchases which can be obtained at the point-of-purchase. This policy protects both lenders and consumers against the risk of physical damage or theft of their financed equipment and is available for the term of the loan or an annual basis. Prior to first quarter of 2008, EPD was reported within our CPI product line.
Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay the unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, the Company both assumes and cedes certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, the Company entered into a 50% quota share reinsurance arrangement whereby the Company assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby the Company’s assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby the Company assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, the Company entered into a 5% quota share reinsurance arrangement whereby the Company assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, the Company also writes on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.0 million as of July 1, 2007). The Company then cedes 50% of that business to an insurance carrier under a reinsurance arrangement. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. All of the surety bonds under the WIP program are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers to place surety bond business with, including the Company. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company. Prior to first quarter of 2008, contract and escrow surety bond business was reported within our other specialty products line.
The Company has certain other specialty products which consist primarily of vehicle service contracts. For more information concerning one of the Company’s vehicle service contract programs, see “Automobile Service Program” in Note 8 to the Condensed Consolidated Financial Statements and “Overview-Automobile Service Program” below.
In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements and “Overview-Discontinued Bond Program” below.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
During 2004 and 2005, the Company entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, the Company entered into settlement agreements with these insurance carriers resolving all disputes between the Company and these carriers relating to the discontinued bond program. These settlement agreements also relieved the Company from any potential future liabilities with respect to bonds issued by Aegis and Sirius. For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including the Company, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, the Company has paid Harco for the Company’s proportionate share of all past claims reported by Harco. As of March 31, 2008, the Company is reserving for future Harco losses based on its proportionate share of Harco’s best estimate of future losses under the program. It should be noted that Harco has reported to us an invoice from the Department of Homeland Security (“DHS”) for breached immigration bonds and Harco’s best reserve estimate is less than the amount of the invoice by approximately $0.4 million (this represents the Company’s proportionate share). If Harco is ultimately required to pay the full amount invoiced by DHS, it would result in additional losses to the Company of approximately $0.4 million.
Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and the Company was one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against the Company and other reinsurers, including The Philadelphia Contributionship for the Insurance of Houses from Loss by Fire, American Healthcare Insurance Company and various Lloyds Syndicates. In November 2005, the Company responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by the Company and other appropriate relief. Highlands is seeking to recover certain of its losses from the Company under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including the Company, and other relief. As of the date of this report the Company has not responded to the petition and the court has not ruled on the petition.
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced the Company for its proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to the Company with respect to potential losses for bail bonds issued in states other than New Jersey. As of March 31, 2008, the Company is reserving to its best estimate of Highlands losses based on amounts invoiced under the Settlement Agreements and the most recent non-New Jersey bail bond loss information received from Highlands. As of both March 31, 2008 and December 31, 2007, the Company’s total loss and LAE reserves for Highlands was approximately $4.8 million.
We believe there is potential for the Company to mitigate its ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is reserving to its best estimate of the ultimate liability on the program at March 31, 2008 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If the Company obtains information to determine an estimate of a final arbitration value or estimate a settlement value, the Company will record changes in its reserves, if any, in the period that an estimate is made. The Company does not intend to pay for any of the Highlands losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to the Company’s ultimate liability.
Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at March 31, 2008. As a result, future loss

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
	2008	2007
Bail Bonds:
Case reserves	$0.5	$0.5
Incurred but not reported (“IBNR”) reserves	4.5	4.5

Total bail bond reserves	5.0	5.0

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.5	1.5

Total immigration bond reserves	1.7	1.7

Total loss and LAE reserves	$6.7	$6.7

Discontinued bond program losses and LAE were zero for the three months ended March 31, 2008 and 2007 as there were no changes in losses reported from Highlands or Harco during such periods.
See “Business Outlook-Expenses” below for information regarding the Company’s anticipated legal costs associated with the Highlands’ arbitration.
Automobile Service Contract Program
During 2001, the Company began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. The Company has issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. The Company is obligated to pay a claim only if a Provider fails to do so. Under two reinsurance arrangements, the Company cedes 100% of the business produced to two different insurance carriers. In addition, the Company obtained collateral in the form of a $4.3 million letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. This Provider has not written any service contracts under our insurance policies after the commencement of the February 2007 liquidation proceeding. The other Provider has not written any service contracts under our insurance policies since December 31, 2007.
On August 24, 2007, the Company drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure the Company’s insurance obligations. As of March 31, 2008, the total cash held by the Company as collateral for this program consisted of approximately $4.6 million, which funds are currently invested in short term investments. The Company has estimated its liability for claims under this program to be approximately $3.0 million as of March 31, 2008. Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to the Company. However, if the Company’s actual liability for claims under this program exceeds the collateral held by the Company and if the Company is unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC and intends to continue to do so in an effort to resolve this matter.
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company has agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the ongoing SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Company’s code of regulations, that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. Under the Company’s code of regulations and Ohio law, the Company may also be required to indemnify each officer in connection with the SEC investigation. The undertaking agreements are accounted for under FIN 45 as more fully described in Note 13 to the Condensed Consolidated Financial Statements.
For the three months ended March 31, 2008, the Company incurred legal expenses of approximately $1.5 million ($1.0 million after tax) related to the SEC investigation. The $1.5 million of expenses consisted of (1) 0.9 million of Company expenses and (2) a $0.6 million increase in the Company’s FIN 45 liability related to the undertaking agreements as a result of receipt of updated estimates from each legal counsel representing the officers in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures.
Due to the inherent uncertainties of the SEC investigation, the Company cannot reasonably estimate the amount, range of amounts, timing or ultimate outcome of the SEC investigation. Accordingly, the Company has not recorded any accrual for loss contingencies for the SEC investigation as of March 31, 2008, other than the FIN 45 liability ($0.7 million) related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements. The ultimate outcome of the SEC investigation, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition, or results of operations and the SEC investigation could divert the efforts and attention of management from the Company’s ordinary business operations.
See “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s legal costs associated with the ongoing SEC investigation.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three Months Ended March 31,
	2007-2008
	Amount	% Change
Net premiums earned	$1,458,082	14.1%
Net investment income	(42,022)	(4.4)%
Net realized (losses) gains on investments	(1,141,122)	(12,391.4)%
Management fees	48,867	47.5%
Total revenues	255,948	2.2%
Losses and LAE	386,887	7.3%
Commissions, other insurance expenses and general and administrative expenses	430,899	9.5%
SEC investigation expenses	1,450,872	100.0%
(Loss) income before federal income taxes	(1,988,357)	(147.1)%
Net (loss) income	(1,666,201)	(154.1)%
Net (loss) income for the first quarter 2008 was $(584,898), or $(0.12) per diluted share, compared to $1,081,303, or $0.21 per diluted share, a year ago. The most significant factors that influenced the period-over-period comparison were (1) $1.5 million ($1.0 million after tax) of legal expenses recorded during first quarter 2008 related to the ongoing SEC investigation and (2) $1.0 million ($0.7 million after tax) in impairment charges on our investment portfolio during first quarter 2008.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

	Three Months Ended
	2008	2007
GAAP:
Loss ratio	50.5%	51.3%
Expense ratio	41.2%	42.2%

Combined ratio	91.7%	93.5%

Statutory:
Loss ratio	50.5%	51.3%
Expense ratio	53.7%	52.5%

Combined ratio	104.2%	103.8%

RESULTS OF OPERATIONS
March 31, 2008 Compared to March 31, 2007
Net Premiums Earned. Net premiums earned increased 14.1%, or $1,458,082, to $11,831,736 for the first quarter 2008 from $10,373,654 a year ago principally due to an increase in premiums for our ULI and WIP product lines.
ULI net premiums earned increased 19.1%, or $897,199, to $5,472,016 for the first quarter 2008 from $4,592,817 a year ago primarily due to a decrease in retrospective premium adjustments. Certain of our policies have a retrospective premium adjustment feature whereby the customer can receive return premium when their actual loss and expense experience is less than their policy limits. The retrospective premium adjustment is primarily influenced by ULI loss experience-to-date and premium growth. A decrease in retrospective premium adjustments results in a positive impact to net premiums earned whereas an increase in retrospective premium adjustments results in a decrease to net premiums earned. The retrospective premium adjustment does not have any impact to net income (i.e., as losses increase, net premiums earned increases by the same amount through the retrospective premium adjustment; and conversely, as losses decrease, net premiums earned decreases by the same amount through the retrospective premium adjustment). Retrospective premium adjustments decreased for the first quarter 2008 when compared to a year ago primarily due to an increase in loss frequency for one of our financial institution customers (see “Losses and Loss Adjustment Expenses” below). Management anticipates that retrospective premium adjustments will fluctuate in future periods based upon loss experience and premium growth.
Net premiums earned for CPI remained relatively flat at $290,308 for the first quarter 2008 compared to $293,710 a year ago.
Net premiums earned for GAP decreased 2.9%, or $76,645, to $2,578,442 for the first quarter 2008 from $2,655,087 a year ago primarily due to a decrease in lending volumes for certain financial institution customers.
Net premiums earned for UC products increased 10.4%, or $158,635, to $1,680,948 for the first quarter 2008 from $1,522,313 a year ago primarily due to pricing increases for our UCassure® product.
Net premiums earned for WIP increased 40.5%, or $507,309, to $1,758,628 for the first quarter 2008 from $1,251,319 a year ago primarily due to (1) an increase in assumed waste surety bonds as a result of a 5% quota share reinsurance arrangement that was entered into in the second quarter of 2007, (2) an increase in direct waste surety bond premium due to the general insurance agent increasing its placement of business with the Company and (3) an increase in contract and escrow surety bond premiums, which the Company began writing in the second half of 2006.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions primarily because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income decreased 4.4%, or $42,022, to $918,246 for the first quarter 2008 from $960,268 a year ago primarily due to a decline in short-term investment income as a result of a decrease in short-term interest rates.
We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. Net realized gains (losses) on investments decreased $1,141,122, to $(1,131,913) for the first quarter 2008 from $9,209 a year ago primarily due to an increase in impairment charges. Impairment charges included in net realized gains (losses) on investments during the three months ended March 31, 2008 and 2007 were $1,041,146 and $0, respectively. The increase in impairment charges during first quarter 2008 was primarily due to the following: (1) $683,836 in impairment charges for eleven floating rate municipal bond securities whose fair values were adversely affected primarily by the recent decline in short-term interest rates; (2) $217,532 in impairment charges for an equity security of a financial institution whose fair value was adversely affected primarily by credit losses; and (3) $139,777 in impairment charges for an equity security of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market.
For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees increased 47.5%, or $48,867, to $151,722 for the first quarter 2008 from $102,855 a year ago primarily due to favorable unemployment experience. We expect management fees to vary from period to period depending on unemployment levels and benefit charges. Our unemployment experience does not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rate.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE increased 7.3%, or $386,887, to $5,676,480 for the first quarter 2008 from $5,289,593 a year ago primarily due to an increase in losses for ULI and GAP which was partially offset by a decrease in losses for our UC product line.
ULI losses and LAE increased 8.8%, or $307,584, to $3,801,121 for the first quarter 2008 from $3,493,537 a year ago primarily due to an increase in loan defaults, bankruptcies and automobile repossessions for one of our financial institution customers.
CPI losses and LAE remained relatively flat at $55,817 for the first quarter 2008 compared to $61,100 a year ago.
GAP losses and LAE increased 24.4%, or $305,526, to $1,556,763 for the first quarter 2008 from $1,251,237 a year ago primarily due to favorable loss development in the prior year combined with an increase in loss frequency and severity for one of our financial institution customers. The increase in severity was driven by the fact that this customer’s portfolio consists of longer-term loans which creates a larger gap in the value of the loan compared to the value of the vehicle. The depressed value of less fuel efficient vehicles also contributed to the increase in severity for this customer. See “Business Outlook-Lender Service Products” below for the cancellation of this customer in second quarter of 2008.
UC losses and LAE decreased 69.1%, or $213,678, to $95,351 for the first quarter 2008 from $309,029 a year ago primarily due to favorable unemployment experience for our excess of loss product line.
WIP losses and LAE remained relatively flat at $168,927 for the first quarter 2008 compared to $174,690 a year ago primarily due to a decrease in waste losses which was offset by an increase in escrow and surety bond reserves due to growth in that business. For WIP, the Company records loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over trailing thirty six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense increased 2.5%, or $57,336, to $2,336,001 for the first quarter 2008 from $2,278,665 a year ago primarily due to growth in our UC and WIP product lines which was partially offset by an increase in ceded commissions for certain lender service reinsurance arrangements. Other insurance operating expenses and general and administrative expenses combined increased 16.7%, or $373,563, to $2,614,139 for the first quarter 2008 from $2,240,576 a year ago primarily due to a $0.3 million increase in premium taxes as a result of growth in direct premiums.
SEC Investigation Expenses.
SEC investigation expenses were $1,450,872 during first quarter 2008 which resulted from legal services rendered during the quarter combined with an increase in estimated future legal costs associated with the undertaking agreements. See “Overview-Ongoing SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 6.7%, or $24,353, to $338,657 for the first quarter 2008 from $363,010 a year ago as a result of declining interest rates. See “Liquidity and Capital Resources” below for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense.
Federal Income Taxes. The Company’s effective income tax rate was 8.1% for the first quarter 2008 compared to 20.0% a year ago. This decrease is primarily attributable to the ratio of tax-exempt income when compared to income from operations for each period.
GAAP Combined Ratio. For the first quarter 2008, the combined ratio improved to 91.7% from 93.5% a year ago. The loss ratio decreased to 50.5% for the first quarter 2008 from 51.3% a year ago primarily due to improved loss ratios for our ULI, UC and WIP product lines. The expense ratio improved to 41.2% for the first quarter 2008 compared to 42.2% a year ago. This improvement was primarily due an increase in ceded commissions for certain lender service reinsurance arrangements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
BUSINESS OUTLOOK
Lender Service Products
We believe the national economy remains unstable. National automobile sale volumes were down in 2007. In addition, many lenders are tightening their credit standards for new loans. As a result, certain of our lender service customers have experienced a decline in lending volume which results in a decline in premium volume for the Company. If this trend continues, we could experience a premium decline in 2008 when compared to 2007 for certain customers. Premiums and ceded commissions for our insurance products are earned over the related contract period. For GAP and certain of our ULI and CPI products, the contract period averages approximately five years. As a result, the impacts of decreased premium volumes and cancelled business can persist for a number of years. Conversely, the impacts of increased premium volumes and new business may take several years to fully develop.
As the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI customers, we would anticipate an increase in the frequency of losses for this product line. Incentives offered on new cars by dealers and manufacturers can depress the value of the used car market. In addition, the higher level of gas prices can lower the market value of less fuel-efficient vehicles. As used car prices decline, the “gap” between the value of the vehicle and the outstanding loan balance increases and thus the severity and frequency of our GAP losses would increase. As described in “Results of Operations,” during the first quarter of 2008, the Company experienced an increase in ULI and GAP losses as a result of the above factors. As the national economy remains unstable, certain of our financial institution customers could continue to experience an increase in loan defaults, bankruptcies and automobile repossessions. In addition, higher gas prices are expected to continue to impact the value of less fuel-efficient vehicles. Where possible, the Company has taken actions to help mitigate the effect of these trends. One of the actions included changing policy types in the second quarter of 2008 for a poor performing ULI financial institution customer that should improve its future underwriting performance. Another action included a poor performing GAP customer cancelling in the second quarter of 2008. During 2007 and first quarter of 2008, this GAP customer had net premiums earned of $2.7 million and $0.7 million, respectively, and its combined ratio was 121% and 143%, respectively. As noted above, it will take a number of years for this block of business to fully run-off.
Effective January 1, 2007, the Company entered into a producer-owned reinsurance arrangement with a new EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of funds held and a letter of credit to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. If this customer’s premium volume for 2008 is comparable to 2007, we expect this program to

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
reduce our commission expense by approximately $0.8 million during fiscal year 2008 compared to $0.3 million in 2007. As of March 31, 2008, the Company had approximately $1.1 million of deferred ceded commissions for this program that will be earned over approximately four years. Prior to first quarter of 2008, EPD was reported within our CPI product line.
Effective October 1, 2003, the Company entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, the Company has obtained collateral in the form of a trust from the reinsurer to secure its obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and the Company has immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009. During 2007, this program reduced our commission expense by approximately $0.4 million and we expect this program to reduce our commission expense by approximately $0.1 million to $0.2 million during fiscal year 2008 and that amount will be further reduced in 2009.
Unemployment Compensation, Waste Industry and Other Specialty Products
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
Since the Company began participating in the WIP program in 2004 there have not been any significant claims to date. If the Company were to have significant claims experience on this program during fiscal year 2008, such claims experience could have a material impact on our financial performance if our reserves prove to be materially deficient. We currently do not believe that our reserves will be materially deficient.
As discussed above in “Overview-Automobile Service Contract Program,” this program could have a material adverse impact on our 2008 financial performance if our actual liability exceeds the collateral held and we cannot collect on the reinsurance. We currently do not believe that this program will have a material adverse impact on our 2008 financial performance.
Expenses
During 2006, the Company experienced a high level of legal costs associated with the discontinued bond program arbitrations. As previously disclosed, the Company concluded three of the arbitration proceedings during 2006 and only the Highlands arbitration remains pending. Because there was little activity in the Highlands arbitration during 2007, the Company incurred minimal legal costs in 2007 for the Highlands arbitration. The Company anticipates it will continue to incur legal costs during fiscal year 2008 for the Highlands arbitration; however, it is uncertain how much activity there will be in 2008 for the Highlands arbitration. As a result, the Company cannot predict with reasonable certainty the amount of legal costs that will be incurred during fiscal year 2008 for the Highlands arbitration; however, it is possible that the amount of such legal costs could be material to our results of operations if the arbitration proceeding takes place in 2008. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information regarding the discontinued bond program arbitrations.
As disclosed above, during the fourth quarter of 2007, the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, the Company incurred approximately $1.5 million and $2.5 million of legal expenses during the first quarter of 2008 and fourth quarter of 2007, respectively, related to the SEC investigation. The Company continues to incur legal costs for the SEC investigation during the second quarter of 2008. Due to the inherent uncertainties of the SEC investigation, the Company cannot predict with reasonable certainty the amount or range of amounts of legal costs that will be incurred during the second quarter of 2008 or the remainder of 2008 for the SEC investigation; however, the Company believes that the amount of the legal costs that will be incurred in the second quarter of 2008 will be material to our results of operations for that period and the amount of the legal costs that will be incurred in 2008 will be material to our results of operations for the 2008 fiscal year. See “Overview-Ongoing SEC Investigation” above, “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
As interest rates rise (fall), it can increase (decrease) the level of interest expense on the Company’s trust preferred debt and any borrowings under our revolving line of credit. Interest rates declined during first quarter of 2008. Assuming interest rates stay below the levels they were in 2007, we would anticipate a decrease in our trust preferred debt interest expense for fiscal year 2008 compared

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
to 2007. On March 31, 2008, we drew $2.5 million on our line of credit. Assuming we do not draw additional amounts on the line of credit and/or pay down the line of credit during 2008, we would anticipate an increase in interest expense for the line of credit of approximately $0.1 million during 2008 when compared to 2007. See “Liquidity and Capital Resources” below for more information concerning our trust preferred debt and revolving line of credit.
Investments
A rise or fall in interest rates could decrease or increase the fair value of the Company’s fixed income investment portfolio. The fair value of our fixed income investment portfolio could also be impacted by rating actions and financial uncertainty associated with insurance companies that guarantee the obligations of our bonds. The fair value of securities within our equity portfolio can also be negatively impacted by current market conditions. During the first quarter of 2008, the Company recorded approximately $1.0 million of impairment charges in its investment portfolio. Additional impairment charges within the Company’s investment portfolio during the remainder of 2008 are possible if current economic and financial conditions worsen. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Based on the factors discussed above, our outlook for the remainder of the 2008 fiscal year is cautious.
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of March 31, 2008 and December 31, 2007, the Company’s capital structure consisted of trust preferred debt issued to affiliates, bank line of credit and shareholders’ equity and is summarized in the following table:

	March 31,	December 31,
	2008	2007
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	2,500,000	—

Total debt obligations	17,965,000	15,465,000

Total shareholders’ equity	36,834,429	38,720,922

Total capitalization	$54,799,429	$54,185,922

Ratio of total debt obligations to total capitalization	32.8%	28.5%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (7.06% and 9.35% at March 31, 2008 and 2007, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.75% and 9.40% at March 31, 2008 and 2007, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of March 31, 2008, Bancinsurance Corporation was in compliance with all such covenants.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Bancinsurance Corporation also has a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010. At March 31, 2008 and December 31, 2007, the outstanding balance under the line of credit was $2,500,000 and $0, respectively. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (4.50% at March 31, 2008). The terms of the revolving credit agreement contain various restrictive covenants. As of March 31, 2008, Bancinsurance Corporation was in compliance with all such covenants. The Company utilizes the line of credit from time to time based on short-term cash flow needs, the then current prime rate and expected changes in the prime rate, Ohio Indemnity’s capital position and the dividend limitations on Ohio Indemnity as discussed below.
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the National Association of Insurance Commissioners and The Ohio Department of Insurance (the “Department”). This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of March 31, 2008. The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through short-term investments and cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from our underwriting and investment activities are used to build our investment portfolio and thereby increase future investment income. See Note 3 to the Condensed Consolidated Financial Statements for more information regarding our investment portfolio.
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. The Company considers the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated policy obligations without being required to liquidate intermediate-term and long-term investments.
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at March 31, 2008. Ultimate payment on the discontinued bond program may result in an increase in cash outflows from operations and may impact our financial condition by reducing our invested assets. We consider the discontinued bond program liabilities and related Highlands arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by such asset/liability management described above. With this strategy, management believes we can pay our policy liabilities as they become due without being required to use our line of credit or liquidate intermediate-term and long-term investments; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations, financial condition and/or future liquidity.
USA derives its funds principally from commissions and fees which are currently sufficient to meet its operating expenses. USA dividends all of its excess funds to Bancinsurance Corporation on a quarterly basis. Because USA is not an insurance company and is an Ohio limited liability company, it is not subject to any restrictions on the payment of dividends other than laws affecting the rights of creditors generally.
As the parent company, Bancinsurance Corporation (1) generates no funds from operations, (2) its principal assets are the common shares of Ohio Indemnity and the membership interests in USA and (3) its primary sources of funds are (a) dividends from Ohio Indemnity and USA and (b) borrowings under its line of credit. Historically, Bancinsurance Corporation’s expenses have primarily consisted of payment of principal and interest on borrowings and legal and audit expenses directly related to Bancinsurance Corporation, and it has been able to pay these expenses primarily through use of its cash and invested assets, dividends from its subsidiaries and, since August 2006, excess cash generated from the sale of its publishing subsidiary. During the fourth quarter of

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
2007 and the first quarter of 2008, Bancinsurance Corporation experienced a significant increase in expenses and cash outflow as a result of legal expenses associated with the ongoing SEC investigation. Based on management’s expectation that Bancinsurance Corporation will continue to incur significant legal expenses and have significant cash outflows related to the SEC investigation during the second quarter of 2008, Bancinsurance Corporation drew $2.5 million on its line of credit on March 31, 2008. As of March 31, 2008, Bancinsurance Corporation had total cash and invested assets of $3.2 million, including the $2.5 million from its line of credit. Due to the inherent uncertainties associated with the SEC investigation, management cannot predict with reasonable certainty the amount or range of amounts of legal costs that will be incurred during the second quarter of 2008 or the remainder of 2008 for the SEC investigation. However, management believes that Bancinsurance Corporation will be able to meet its cash flow requirements during these periods from (1) its cash, (2) the liquidation of its invested assets, (3) dividends from USA and/or Ohio Indemnity and/or (4) additional draws on its line of credit. Management currently plans to cause Ohio Indemnity to declare and pay dividend(s) during future period(s) to Bancinsurance Corporation to enable it to repay the outstanding balance on its line of credit. Management has not determined at this time the timing or amount of such dividend(s), but does not believe that the amount of any such dividend(s) during 2008 will exceed the annual maximum limit described below. See “Overview-Ongoing SEC Investigation” and “Business Outlook-Expenses” above, “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance Corporation in the form of dividends without the prior approval of the Department. Ohio Indemnity may pay dividends without such prior approval only from earned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of its statutory surplus as of the end of the prior fiscal year or statutory net income for the prior calendar year. During 2008, the maximum amount of dividends that may be paid to Bancinsurance Corporation by Ohio Indemnity without such prior approval is $6,669,399.
Cash flows used in operating activities totaled $5,807,744 and $1,920,189 for the first quarter 2008 and 2007, respectively. The increase in cash used in operating activities was primarily the result of approximately $2.2 million in legal expenses paid during first quarter 2008 related to the ongoing SEC investigation. The additional increase in cash used compared to a year ago was primarily due to an increase in ceded reinsurance premium payments, an increase in retrospective premium payments and an increase in premium taxes paid when compared to a year ago.
Given the Company’s historic cash flows and current financial condition, management believes that the cash flows from operating and investing activities over the next year and our line of credit will provide sufficient liquidity for the operations of the Company.
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
Other-Than-Temporary Impairment of Investments
We continually monitor the difference between the cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline in any investment is “other-than-temporarily impaired,” we write down the carrying value of the investment and record a realized loss. Our assessment of a decline in value includes our current judgment as to the financial condition and future prospects of the entity that issued the investment security. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.
The following discussion summarizes our process of reviewing our investments for possible impairment.
Fixed Maturities. On a monthly basis, we review our fixed maturity securities for impairment. We consider the following factors when evaluating potential impairment:
•	the length of time and extent to which the estimated fair value has been less than book value;

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Impairment charges included in net realized gains (losses) on investments during the three months ended March 31, 2008 and 2007 were $1,041,146 and $0, respectively. The increase in impairment charges during first quarter 2008 was primarily due to the following: (1) $683,836 in impairment charges for eleven floating rate municipal bond securities whose fair values were adversely affected primarily by the recent decline in short-term interest rates; (2) $217,532 in impairment charges for an equity security of a financial institution whose fair value was adversely affected primarily by credit losses; and (3) $139,777 in impairment charges for an equity security of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market.
All fixed income securities are required to be investment grade at the time of purchase to protect investments. The majority of our fixed income portfolio is rated investment grade. Our fixed income investment portfolio is managed by an outside independent investment manager that operates under investment guidelines approved by the Company’s board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security.
See Note 3 to the Condensed Consolidated Financial Statements for a table that summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at March 31, 2008 and December 31, 2007, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.
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
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for the losses to be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Ultimate loss reserve

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
estimates for assumed reinsurance are dependent upon and based primarily on reports received by the Company from the underlying ceding insurers. These reports are the primary basis for the Company’s reserve estimates.
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at March 31, 2008. Given the uncertainties of the outcome of the Highlands arbitration and Highlands receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on the Company’s results of operations and/or financial condition.
For the Company’s assumed WIP program, the Company is recording loss and LAE reserves using a loss ratio reserving methodology. The loss ratio method calculates a reserve based on expected losses in relation to premiums earned. The expected loss ratios for the products in this program were selected using expected loss information provided by the ceding insurer.
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
For our EPD, UC, WIP and other specialty product lines, the Company prepared estimates of loss and LAE reserves based on certain actuarial and other assumptions related to the ultimate cost expected to settle such claims.
We record reserves on an undiscounted basis. Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.
In establishing our reserves, we tested our data for reasonableness, such as ensuring there are no outstanding case reserves on closed claims, and consistency with data used in our previous estimates. We found no material discrepancies or inconsistencies in our data. We did not experience any significant change in the number of claims paid that was inconsistent with our business, average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in the respective periods.
The Company calculates a reserve range for its lender service product lines (ULI, CPI and GAP) and calculates point estimates for EPD, UC, WIP and other specialty product lines. As of March 31, 2008, our indicated gross loss and LAE reserve range for lender service products was $3.2 million to $5.3 million and our recorded loss and LAE reserves were $4.5 million.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Equity-Based Compensation Expense
The fair value of stock options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model is utilized by the Company to calculate equity-based compensation expense and it uses various assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. The Company analyzes historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, the Company excludes the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as the Company believes that its stock price during that period is not relevant in evaluating expected volatility of its common shares in the future. Dividend yield is based on historical dividends. See Note 6 to the Condensed Consolidated Financial Statements for information concerning the Company’s equity-based compensation expense.
Legal Matters
The Company is involved in various legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if management believes it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on the Company’s financial condition and/or results of operations, such estimates are considered to be critical accounting estimates. See Note 9 to the Condensed Consolidated Financial Statements for information concerning the Company’s commitments and contingencies.
Guarantee Liabilities
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34” (“FIN 45”). The Company has determined that the undertaking agreements as described in Note 13 are within the scope of FIN 45. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different than the FIN 45 liability as recorded at March 31, 2008. Because of the subjective nature inherent in assessing the estimated future costs associated with the undertaking agreements and because of the potential that our estimated future costs may be materially different than the Company’s actual future costs, such estimates are considered to be critical accounting estimates. See “Ongoing SEC Investigation,” “Business Outlook-Expenses” and “Liquidity and Capital Resources” above and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
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
In addition, there were no changes that occurred during the last fiscal quarter in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Highlands Arbitration. See “Overview-Discontinued Bond Program” in Item 2 of Part I above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for information concerning the Highlands arbitration.
SEC Investigation. See “Overview-Ongoing SEC Investigation,” “Business Outlook-Expenses” and “Liquidity and Capital Resources” in Item 2 of Part I above and Note 13 to the Condensed Consolidated Financial Statements for information concerning the SEC investigation.
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
Item 6. Exhibits

Exhibits
10.1	Summary of Bancinsurance Corporation 2008 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed March 7, 2008 (file number 0-8738), which is incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION (Registrant)
Date: May 2, 2008	By:	/s/John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 2, 2008	By:	/s/Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)