Form 10-Q
period 2008-06-30
BANCINSURANCE CORP
filed 2008-07-31
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of July 25, 2008 was 4,997,950.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned	$13,098,984	$12,027,328	$24,930,720	$22,400,982
Net investment income	890,334	987,491	1,808,580	1,947,759
Net realized gains (losses) on investments	275,352	64,076	(856,561)	73,285
Management fees	72,592	121,015	224,314	223,870
Net realized gain on sale of affiliate	—	—	—	62,500
Other income	8,490	21,299	18,120	60,093

Total revenues	14,345,752	13,221,209	26,125,173	24,768,489

Expenses:
Losses and loss adjustment expenses (“LAE”)	7,257,528	5,544,809	12,934,008	10,834,402
Discontinued bond program losses and LAE	(60,929)	497,627	(60,929)	497,627
Commission expense	2,277,552	3,153,782	4,613,553	5,432,447
Other insurance operating expenses	2,382,660	2,149,251	4,892,284	4,231,216
General and administrative expenses	68,149	238,716	172,664	421,134
SEC investigation expenses	609,584	—	2,060,456	—
Interest expense	295,167	366,505	633,824	729,515

Total expenses	12,829,711	11,950,690	25,245,860	22,146,341

Income before federal income taxes	1,516,041	1,270,519	879,313	2,622,148

Federal income tax expense	99,193	254,104	47,363	524,430

Net income	$1,416,848	$1,016,415	$831,950	$2,097,718

Net income per common share:
Basic	$.28	$.20	$.17	$.42

Diluted	$.28	$.20	$.17	$.41

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,286,735 in 2008 and $5,291,616 in 2007)	$5,217,354	$5,195,137
Available for sale:
Fixed maturities, at fair value (amortized cost $63,122,827 in 2008 and $73,008,250 in 2007)	61,702,468	72,404,324
Equity securities, at fair value (cost $14,555,114 in 2008 and $11,638,505 in 2007)	14,255,234	12,604,618
Short-term investments, at cost which approximates fair value	4,747,988	472,329
Restricted short-term investments, at cost which approximates fair value	6,470,728	6,714,935
Other invested assets	715,000	715,000

Total investments	93,108,772	98,106,343

Cash	4,188,940	4,151,088
Premiums receivable	6,724,152	7,477,434
Reinsurance recoverables	4,440,450	3,842,197
Prepaid reinsurance premiums	32,026,540	26,516,796
Deferred policy acquisition costs	9,285,156	9,059,182
Loans to affiliates	1,034,660	1,034,660
Accrued investment income	903,411	1,098,214
Current federal income tax receivable	46,975	—
Net deferred tax asset	2,115,227	1,455,438
Other assets	1,514,441	1,523,304

Total assets	$155,388,724	$154,264,656

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	June 30,	December 31,
	2008	2007
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$10,568,060	$9,682,382
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,680,435	6,741,364
Unearned premiums	58,766,908	52,886,528
Ceded reinsurance premiums payable	2,336,656	4,663,180
Experience rating adjustments payable	1,826,271	1,994,587
Retrospective premium adjustments payable	866,903	4,216,427
Funds held under reinsurance treaties	659,686	663,857
Funds held for account of others	6,470,728	6,714,935
Contract funds on deposit	2,810,218	2,517,046
Taxes, licenses and fees payable	8,724	502,996
Current federal income tax payable	—	200,688
Deferred ceded commissions	3,345,510	3,159,732
Commissions payable	2,177,703	2,227,598
Other liabilities	2,780,984	4,171,414
Bank line of credit	2,500,000	—
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	117,263,786	115,807,734

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at June 30, 2008 and December 31, 2007, 4,997,950 shares outstanding at June 30, 2008 and December 31, 2007	1,794,141	1,794,141
Additional paid-in capital	1,840,861	1,630,394
Accumulated other comprehensive income (loss)	(1,135,360)	239,041
Retained earnings	41,443,346	40,611,396

	43,942,988	44,274,972
Less: Treasury shares, at cost (1,172,391 common shares at June 30, 2008 and December 31, 2007)	(5,818,050)	(5,818,050)

Total shareholders’ equity	38,124,938	38,456,922

Total liabilities and shareholders’ equity	$155,388,724	$154,264,656

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2006	—	—	$1,794,141	$1,554,355	$1,142,957	$37,607,687	$(5,733,521)	$36,365,619

Comprehensive income:
Net income	—	—	—	—	—	2,097,718	—	2,097,718
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(573,419)	—	—	(573,419)

Total comprehensive income								1,524,299

Equity-based compensation expense	—	—	—	149,984	—	—	—	149,984
116,229 common shares repurchased	—	—	—	—	—	—	(724,946)	(724,946)
56,729 common shares issued in connection with restricted stock awards	—	—	—	(280,809)	—	—	280,809	—
39,000 common shares issued in connection with the exercise of stock options	—	—	—	(21,686)	—	—	118,562	96,876

Balance at June 30, 2007	—	—	$1,794,141	$1,401,844	$569,538	$39,705,405	$(6,059,096)	$37,411,832

Balance at December 31, 2007	—	—	$1,794,141	$1,630,394	$239,041	$40,611,396	$(5,818,050)	$38,456,922

Comprehensive income:
Net income	—	—	—	—	—	831,950	—	831,950
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(1,374,401)	—	—	(1,374,401)

Total comprehensive loss								(542,451)

Equity-based compensation expense	—	—	—	177,677	—	—	—	177,677
Tax benefit related to vesting of restricted stock	—	—	—	32,790	—	—	—	32,790

Balance at June 30, 2008	—	—	$1,794,141	$1,840,861	$(1,135,360)	$41,443,346	$(5,818,050)	$38,124,938

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$831,950	$2,097,718
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments	856,561	(73,285)
Net realized gain on sale of affiliate	—	(62,500)
Depreciation and amortization	355,897	238,069
Equity-based compensation expense	177,677	149,984
Deferred federal income tax expense	48,236	21,247
Change in assets and liabilities:
Premiums receivable	753,282	(3,533,759)
Reinsurance recoverables	(598,253)	(1,080,568)
Prepaid reinsurance premiums	(5,509,744)	(9,269,719)
Deferred policy acquisition costs	(225,974)	(430,584)
Other assets, net	184,546	(51,838)
Reserve for unpaid losses and loss adjustment expenses	824,749	(767,328)
Unearned premiums	5,880,380	9,969,016
Ceded reinsurance premiums payable	(2,326,524)	2,943,752
Experience rating adjustments payable	(168,316)	106,377
Retrospective premium adjustments payable	(3,349,524)	(934,141)
Funds held under reinsurance treaties	(4,171)	195,802
Funds held for account of others	244,207	26,631
Contract funds on deposit	293,172	392,580
Deferred ceded commissions	185,778	701,629
Commissions payable	(49,895)	1,633,318
Taxes, licenses and fees payable	(494,272)	(228,074)
SEC investigation expense payable	(926,223)	—
Other liabilities, net	(679,079)	1,190,704

Net cash (used in) provided by operating activities	(3,695,540)	3,235,031

Cash flows from investing activities:
Proceeds from sale of affiliate	—	62,500
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,255,000	245,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	10,419,164	9,978,365
Proceeds from available for sale equity securities sold	6,578,289	3,388,243
Cost of held to maturity fixed maturities purchased	(1,293,250)	(701,031)
Cost of available for sale fixed maturities purchased	(1,517,492)	(12,892,934)
Cost of available for sale equity securities purchased	(9,582,772)	(5,752,369)
Net change in short-term investments	(4,275,659)	4,983,167
Net change in restricted short-term investments	(244,207)	(26,631)
Net change in other invested assets	—	(34,573)
Purchase of land, property and leasehold improvements	(105,681)	(163,465)

Net cash provided by (used in) investing activities	1,233,392	(913,728)

Cash flows from financing activities:
Acquisition of treasury shares	—	(724,945)
Proceeds from bank line of credit	2,500,000	—
Proceeds from stock options exercised	—	96,875

Net cash provided by (used in) financing activities	2,500,000	(628,070)

Net increase in cash	37,852	1,693,233
Cash at beginning of period	4,151,088	1,823,191

Cash at end of period	$4,188,940	$3,516,424

Supplemental disclosure of cash flow information:
Cash paid for interest	$642,644	$731,724

Cash paid for federal income taxes	$214,000	$505,000

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

We prepared the condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, the condensed consolidated statements of shareholders’ equity for the six months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of June 30, 2008 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the periods ended June 30, 2008 are not necessarily indicative of the results of operations for the full 2008 fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

Certain prior year amounts have been reclassified in order to conform to the 2008 presentation.

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No. 157 to allow the FASB additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Under FASB Staff Position 157-2, we are required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our condensed consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 is not expected to have a material impact on our condensed consolidated financial statements as the Company does not provide financial guarantee insurance contracts.

3.	Investments

The following table summarizes the estimated fair value and gross unrealized loss (pre-tax) for all securities in an unrealized loss position at June 30, 2008 and December 31, 2007, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At June 30, 2008	Value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,272,844	$12,464	$—	$—	$1,272,844	$12,464
Obligations of states and political subdivisions	20,083,986	643,121	17,166,206	1,193,396	37,250,192	1,836,517
Corporate securities	96,126	3,874	—	—	96,126	3,874

Total fixed maturities	21,452,956	659,459	17,166,206	1,193,396	38,619,162	1,852,855
Equity securities	4,297,964	659,277	2,629,283	407,959	6,927,247	1,067,236

Total	$25,750,920	$1,318,736	$19,795,489	$1,601,355	$45,546,409	$2,920,091

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2007	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$332,888	$73	$—	$—	$332,888	$73
Obligations of states and political subdivisions	30,702,474	1,013,844	6,202,926	178,819	36,905,400	1,192,663
Corporate securities	191,974	8,026	—	—	191,974	8,026

Total fixed maturities	31,227,336	1,021,943	6,202,926	178,819	37,430,262	1,200,762
Equity securities	5,284,121	570,487	1,525,391	155,135	6,809,512	725,622

Total	$36,511,457	$1,592,430	$7,728,317	$333,954	$44,239,774	$1,926,384

As of June 30, 2008, we had 75 fixed income securities and 5 equity securities that have been in an unrealized loss position for 12 months or longer. Of the fixed income securities, 70 are investment grade. The 5 remaining non-investment grade fixed income securities have an aggregate fair value equal to 89.0% of their book value as of June 30, 2008. All 75 of the fixed income securities are current on interest and principal and we believe that it is probable that all contract terms of each security will be satisfied. Of the equity securities, all 5 equity securities that have been in an unrealized loss position for 12 months or longer relate to investments in closed end bond funds. Each of these investments continues to pay its regularly scheduled monthly dividend and there have been no material changes in credit quality for any of these funds over the past twelve months. The increase in unrealized loss position for investments as of June 30, 2008, including equity securities, is primarily due to the changes in interest rate environment and current capital market conditions, and we believe we have the positive intent and ability to hold the affected securities until they mature or substantially recover in value.

Impairment charges included in net realized gains (losses) on investments during the six months ended June 30, 2008 and 2007 were $1,233,721 and $0, respectively. The increase in impairment charges during the six months ended June 30, 2008 was primarily due to the following: (1) $683,836 in impairment charges for floating rate municipal bond securities of eleven issuers whose fair values were adversely affected primarily by the recent decline in short-term interest rates; (2) $364,907 in impairment charges for equity securities of two financial institutions whose fair values were adversely affected primarily by credit losses; and (3) $139,777 in impairment charges for equity securities of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
4.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.68% and 9.36% at June 30, 2008 and 2007, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.85% and 9.41% at June 30, 2008 and 2007, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended June 30, 2008 and 2007 was $268,032 and $366,439, respectively, and $606,522 and $729,282 for the six months ended June 30, 2008 and 2007, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. As of June 30, 2008, Bancinsurance Corporation was in compliance with all such covenants.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with FIN 46, BIC Trust I and BIC Trust II are not considered to be VIEs and are not included in the Company’s condensed consolidated financial statements. If they were included in the condensed consolidated financial statements, there would be no change to net income, only changes in the presentation of the financial statements.

5.	Income Taxes

Our provision for federal income taxes for the six months ended June 30, 2008 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we must adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other insurance operating expenses” category within our condensed consolidated statements of income.

6.	Equity-Based Compensation

We maintain two equity compensation plans for the benefit of certain of our officers, directors, employees, consultants and advisors. During the first quarter of 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in net income based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the nonvested portion of previously granted awards outstanding as of the date of adoption. The results for prior periods have not been restated.

We have stock options and restricted stock outstanding at June 30, 2008 under two equity compensation plans (collectively, the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.

The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 145,500 common shares were outstanding at June 30, 2008 and expire at various dates from 2009 to 2013 and range in option price per share from $4.063 to $6.25. Of the options for 145,500 common shares outstanding, 16,000 have been granted to our non-employee directors and 129,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 571,000 common shares were outstanding at June 30, 2008 and expire at various dates from 2012 to 2017 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 37,819 restricted common shares were also outstanding at June 30, 2008. Of the total equity-based awards for 608,819 common shares outstanding under the 2002 Plan, 22,000 have been granted to our non-employee directors and 586,819 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of June 30, 2008, there were 322,271 common shares available for future grant under the 2002 Plan.

The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and then recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. As of June 30, 2008, we have granted 56,729 restricted common shares to employees which were valued at $6.40 per share. There were no restricted stock grants during the six months ended June 30, 2008. There were 18,910 restricted shares that vested during the second quarter of 2008.

The following table summarizes restricted stock award activity under our 2002 Plan from January 1, 2008 through June 30, 2008:

		Weighted-average
		grant date fair value
	Shares	per common share
Outstanding at January 1, 2008	56,729	$6.40
Granted	—	—
Vested	(18,910)	6.40
Cancelled	—	—

Outstanding at June 30, 2008	37,819	$6.40

All stock options: (1) have been granted with an exercise price equal to the closing price of our common shares on the date of grant;

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
(2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period (subject to the applicable officer’s and employee’s continued employment with the Company); and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant (subject to the applicable director’s continued service on the board of directors of the Company). Compensation expense for stock options is measured on the date of grant at fair value and is recognized over the respective service period, which matches the vesting period.
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant (6 years) and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of the common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. There were no options granted during the six months ended June 30, 2008.
The following table summarizes all stock option activity under the Plans from January 1, 2008 through June 30, 2008:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value
Outstanding at January 1, 2008	748,500	$5.65
Granted	—	—
Exercised	—	—
Expired	(32,000)	4.84
Cancelled	—	—

Outstanding at June 30, 2008	716,500	$5.69	5.68	$77,340

Vested and exercisable at June 30, 2008	534,900	$5.48	5.06	$77,340

The aggregate intrinsic value represents the total pretax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on June 30, 2008 ($5.00), which would have been received by the option holders had all option holders exercised their options as of that date (only includes options that are in-the-money at June 30, 2008). There were no stock options exercised during the six months ended June 30, 2008.

The following table summarizes nonvested stock option activity under the Plans from January 1, 2008 through June 30, 2008:

		Weighted-average
		grant date fair value
	Shares	per common share
Nonvested at January 1, 2008	264,800	$2.41
Granted	—	—
Vested	83,200	2.27
Expired	—	—
Cancelled	—	—

Nonvested at June 30, 2008	181,600	$2.48

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service period. We recorded equity-based compensation expense for the three months ended June 30, 2008 and 2007 in the amount of $85,785 and $79,272 ($56,618 and $52,320 net of tax), respectively, and $177,677 and $149,984 ($117,267 and $98,989 net of tax) for the six months ended June 30, 2008 and 2007, respectively. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” the equity-based compensation expense is classified within other insurance operating expenses in the condensed consolidated statements of income to correspond with the same line item as cash compensation paid to employees.

As of June 30, 2008, the total pretax equity-based compensation cost related to nonvested stock options and nonvested restricted stock not yet recognized was $640,675. The weighted-average period over which this cost is expected to be recognized is approximately 2.4 years.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 6/30/08	contractual life (years)	price	at 6/30/08	price

4.063 - 4.82	150,000	3.71	$4.48	150,000	$4.48
5.00 - 5.375	189,500	3.83	5.23	189,500	5.23
6.00 - 6.40	248,000	7.90	6.02	116,000	6.04
7.04 - 8.00	129,000	6.43	7.11	79,400	7.14

Total ($4.063 - $8.00)	716,500	5.68	$5.69	534,900	$5.48

7.	Other Comprehensive Income

The components of other comprehensive income (loss) and the related federal income tax effects for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2008	$(95,730)	$(32,548)	$(63,182)
Less: reclassification adjustments for gains realized in net income	275,352	93,620	181,732

Net unrealized holding losses	(371,082)	(126,168)	(244,914)

Other comprehensive loss	$(371,082)	$(126,168)	$(244,914)

	Three Months Ended June 30, 2007
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2007	$(842,771)	$(286,542)	$(556,229)
Less: reclassification adjustments for gains realized in net income	64,076	21,786	42,290

Net unrealized holding losses	(906,847)	(308,328)	(598,519)

Other comprehensive loss	$(906,847)	$(308,328)	$(598,519)

	Six Months Ended June 30, 2008
	Before-tax	Income tax	Net-of-tax
	amount	benefit	amount
Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(2,938,987)	$(999,256)	$(1,939,731)
Less: reclassification adjustments for losses realized in net income	(856,561)	(291,231)	(565,330)

Net unrealized holding losses	(2,082,426)	(708,025)	(1,374,401)

Other comprehensive loss	$(2,082,426)	$(708,025)	$(1,374,401)

	Six Months Ended June 30, 2007
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2007	$(795,532)	$(270,481)	$(525,051)
Less: reclassification adjustments for gains realized in net income	73,285	24,917	48,368

Net unrealized holding losses	(868,817)	(295,398)	(573,419)

Other comprehensive loss	$(868,817)	$(295,398)	$(573,419)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
8.	Reinsurance

We assume and cede reinsurance with other insurers and reinsurers. Such arrangements serve to enhance our capacity to write business, provide greater diversification, align the interests of our business partners with our interests, and/or limit our maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreement. The ability to collect reinsurance is subject to the solvency of the reinsurers and/or collateral provided under the contract.

Several of our lender service insurance producers have formed sister reinsurance companies, each of which is commonly referred to as a producer-owned reinsurance company (“PORC”). The primary reason for an insurance producer to form a PORC is to realize the underwriting profits and investment income from the insurance premiums generated by that producer. In return for ceding business to the PORC, we receive a ceding commission, which is based on a percentage of the premiums ceded. Such arrangements align the interests of our business partners with our interests while preserving valued customer relationships. All of our lender service ceded reinsurance transactions are PORC arrangements.

Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a creditor placed insurance (“CPI”) customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009.

Under our waste industry products (“WIP”) program, we assume and cede certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, we entered into a 50% quota share reinsurance arrangement whereby we assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby our assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.5 million as of July 1, 2008). We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. During 2006, we also began writing directly, assuming and ceding certain contract and escrow surety bond business under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general insurance agent that produces the waste surety bond business. Prior to first quarter of 2008, contract and escrow surety bond business produced by this general insurance agent was reported within our other specialty products line.

Effective January 1, 2005, we entered into a producer-owned reinsurance arrangement with a guaranteed auto protection insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary.

Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with a new equipment physical damage (“EPD”) customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Prior to first quarter of 2008, EPD was reported within our CPI product line.

In addition to the arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share arrangements, one unemployment compensation facultative reinsurance arrangement, and a reinsurance arrangement for a vehicle service contract program. For more information concerning one of our vehicle service contract programs, see “Automobile Service Program” below.

From 2001 until the end of the second quarter of 2004, we participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Discontinued Bond Program” below.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
A reconciliation of direct to net premiums, on both a written and earned basis, for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008		2007		2008		2007
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$18,537,119	$17,160,634	$19,915,865	$13,848,572	$34,627,062	$32,546,374	$34,719,131	$25,696,705
Assumed	1,344,159	1,242,484	749,393	867,968	2,741,440	2,459,586	1,844,112	1,725,287
Ceded	(8,775,439)	(5,304,134)	(8,663,916)	(2,689,212)	(15,584,984)	(10,075,240)	(14,290,729)	(5,021,010)

Net	$11,105,839	$13,098,984	$12,001,342	$12,027,328	$21,783,518	$24,930,720	$22,272,514	$22,400,982

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months ended June 30, 2008 and 2007 were $3,040,292 and $1,694,689, respectively, and $4,924,590 and $2,929,207 during the six months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008 and 2007, ceded reinsurance decreased commission expense incurred by $854,801 and $597,322, respectively, and by $1,746,365 and $1,177,662 during the six months ended June 30, 2008 and 2007, respectively.
Discontinued Bond Program
Beginning in 2001 and continuing into the second quarter of 2004, we participated as a reinsurer in a program covering bail and immigration bonds issued by four insurance carriers and produced by a bail bond agency (collectively, the “discontinued bond program” or the “program”). The liability of the insurance carriers was reinsured to a group of reinsurers, including us. We assumed 15% of the business from 2001 through 2003 and 5% of the business during the first half of 2004. This program was discontinued in the second quarter of 2004.
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
In the second quarter of 2004, we came to believe that the discontinued bond program was not being operated as it had been represented to us by agents of the insurance carriers who had solicited our participation in the program, and we began disputing certain issues with respect to the program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during the life of the program; and 4) improper premium and claims administration. Consequently, during the second quarter of 2004, we ceased paying claims on the program and retained outside legal counsel to review and defend our rights under the program.
During 2004 and 2005, we entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, we entered into settlement agreements with these insurance carriers resolving all disputes between us and these carriers relating to the discontinued bond program. These settlement agreements also relieved us from any potential future liabilities with respect to bonds issued by Aegis and Sirius.
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through June 30, 2008, except as noted below.
During the second quarter of 2008, we received an invoice from Harco for approximately $0.2 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it will provide us this information, we have not received such information as of the date of this report. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on the limited recovery information provided by Harco, we cannot estimate with reasonable certainty the amount or range of amounts (if any) that we may receive from Harco with respect to Harco’s recoveries. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.
As of June 30, 2008, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (without any offset for recoveries).
It should also be noted that Harco has reported to us that it has received an updated invoice from the Department of Homeland Security (“DHS”) for breached immigration bonds and, that as of June 30, 2008, Harco’s immigration bond reserve estimates was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.7 million (based on the difference between our proportionate share of Harco’s reserve estimate as of June 30, 2008 and the DHS invoice).
Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and we were one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against us and its other reinsurers. In November 2005, we responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by us and other appropriate relief. Highlands is seeking to recover certain of its losses from us under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including us, and other relief. On June 5, 2008, we responded to the petition. As of the date of this report, the court has not ruled on the petition.
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of June 30, 2008, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both June 30, 2008 and December 31, 2007, our total loss and LAE reserves for Highlands were approximately $4.8 million.
We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are reserving to our best estimate of the ultimate liability on the program at June 30, 2008 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at June 30, 2008. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
	2008	2007
Bail Bonds:
Case reserves	$0.6	$0.5
Incurred but not reported (“IBNR”) reserves	4.3	4.5

Total bail bond reserves	4.9	5.0

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.6	1.5

Total immigration bond reserves	1.8	1.7

Total loss and LAE reserves	$6.7	$6.7

For the three and six months ended June 30, 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate. Discontinued bond program losses and LAE were $497,627 for the three and six months ended June 30, 2007. The losses in 2007 were primarily attributable to an increase in reported losses from Highlands. There were no discontinued bond program losses for the first quarter of 2008 or 2007.
Automobile Service Contract Program
During 2001, we began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. We have issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. We are obligated to pay a claim only if a Provider fails to do so. Under two reinsurance arrangements, we cede 100% of the business produced to two different insurance carriers. In addition, we had obtained collateral in the form of a $4.3 million letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. This Provider has not written any service contracts under our insurance policies after the commencement of the February 2007 liquidation proceeding. The other Provider has not written any service contracts under our insurance policies since December 31, 2007.
On August 24, 2007, we drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. As of June 30, 2008, the total cash held by us as collateral for this program consisted of approximately $4.6 million, which funds are currently invested in short term investments. We have estimated our liability for claims under this program to be approximately $3.4 million as of June 30, 2008. Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to us. However, if our actual liability for claims under this program exceeds the collateral held by us and if we are unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
9.	Commitments and Contingencies

See Note 13 to the Condensed Consolidated Financial Statements for information concerning the SEC investigation. See “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for information concerning the Highlands arbitration.

We are a guarantor for performance on a $550,400 bridge loan whereby the collateral held by us under the guaranty is a mortgage secured by residential real estate. In addition, we are involved in various lawsuits and legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. We provide accruals for these items to the extent that we deem the losses probable and reasonably estimable. The outcome of litigation is subject to numerous uncertainties. While the ultimate resolution of these legal proceedings could be material to our results of operations in a future quarter or annual period, in the opinion of management, none would likely have a material adverse effect on our financial condition or liquidity.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
10.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,416,848	$1,016,415	$831,950	$2,097,718

Income available to common shareholders, assuming dilution	1,416,848	1,016,415	831,950	2,097,718

Weighted average common shares outstanding	4,997,950	4,930,729	4,997,950	4,964,658
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	16,432	120,871	14,337	108,869

Diluted common shares	5,014,382	5,051,600	5,012,287	5,073,527

Net income per common share (1):
Basic	$0.28	$0.20	$0.17	$0.42
Diluted	$0.28	$0.20	$0.17	$0.41

(1)	Year-to-date income per share amounts may not foot when adding the quarterly income per share amounts due to rounding.
11.	Segment Information

We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following table provides financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended
	June 30, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$13,443,627	$—	$13,443,627
Intersegment revenues	—	346,262	346,262
Interest revenue	884,779	314	885,093
Interest expense	—	—	—
Depreciation and amortization	37,769	—	37,769
Segment profit	2,168,234	346,460	2,514,694
Federal income tax expense	504,238	117,797	622,035

	Three Months Ended
	June 30, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$12,193,091	$—	$12,193,091
Intersegment revenues	—	155,823	155,823
Interest revenue	995,643	722	996,365
Interest expense	66	—	66
Depreciation and amortization	98,836	—	98,836
Segment profit	1,644,321	278,305	1,922,626
Federal income tax expense	312,589	94,624	407,213

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Six Months Ended
	June 30, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$24,242,922	$—	$24,242,922
Intersegment revenues	—	917,661	917,661
Interest revenue	1,851,558	644	1,852,202
Interest expense	12	—	12
Depreciation and amortization	75,538	—	75,538
Segment profit	2,926,821	918,052	3,844,873
Federal income tax expense	547,799	312,138	859,937
Segment assets	150,542,738	324,638	150,867,376

	Six Months Ended
	June 30, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$22,656,786	$—	$22,656,786
Intersegment revenues	—	495,097	495,097
Interest revenue	1,969,005	1,198	1,970,203
Interest expense	233	—	233
Depreciation and amortization	189,732	—	189,732
Segment profit	3,274,186	496,065	3,770,251
Federal income tax expense	617,272	168,662	785,934
Segment assets	133,250,653	276,421	133,527,074
The following table provides a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Total revenues for reportable segments	$14,674,982	$13,345,279	$27,012,785	$25,122,086
Parent company gain	17,032	31,753	30,049	141,500
Elimination of intersegment revenues	(346,262)	(155,823)	(917,661)	(495,097)

Total consolidated revenues	$14,345,752	$13,221,209	$26,125,173	$24,768,489

Profit
Total profit for reportable segments	$2,514,694	$1,922,626	$3,844,873	$3,770,251
Parent company loss, net of intersegment eliminations	(998,653)	(652,107)	(2,965,560)	(1,148,103)

Total consolidated income before income taxes	$1,516,041	$1,270,519	$879,313	$2,622,148

Assets
Total assets for reportable segments			$150,867,376	$133,527,074
Parent company assets			4,875,766	5,528,255
Elimination of intersegment receivables			(152,173)	(522,188)

Total consolidated assets			$155,590,969	$138,533,141

12.	Common Share Repurchase Program

On March 7, 2007, the Board of Directors adopted a common share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. Through June 30, 2008, the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Company had repurchased 117,348 common shares at an aggregate cost of $731,900 and at an average price per share of $6.24 under this program. There were no common share repurchases during the first six months of 2008.
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

Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company has agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the ongoing SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. Under the Company’s Regulations and Ohio law, the Company may also be required to indemnify each officer in connection with the SEC investigation.

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34” (“FIN 45”). The Company has determined that the above referenced undertaking agreements are within the scope of FIN 45. In order to estimate the fair value of future obligations under these undertaking agreements, the Company periodically obtains estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. Based on these estimates, the Company recorded a FIN 45 liability of $0.5 million and $1.3 million as of June 30, 2008 and December 31, 2007, respectively, which is included within other liabilities in the accompanying condensed consolidated balance sheets. The FIN 45 liability at June 30, 2008 as compared to the FIN 45 liability at December 31, 2007 reflects (a) a decrease of $1.3 million as a result of legal services related to the undertaking agreements that were rendered through June 30, 2008 and (b) an increase of $0.5 million as a result of a net increase in the estimated future legal costs related to the undertaking agreements. The Company cannot predict what actions, if any, the SEC will take after each officer has responded to the Notice. As a result, the Company cannot estimate any future obligations related to the undertaking agreements beyond the estimated costs to respond to the Notice. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different from the estimated fair value of such future payments as recorded at June 30, 2008 ($0.5 million).

14.	Bank Line of Credit

We have a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010, having a $2,500,000 and $0 outstanding balance at June 30, 2008 and December 31, 2007, respectively. The terms of the revolving credit agreement contain various restrictive covenants. As of June 30, 2008, Bancinsurance Corporation was in compliance with all such covenants. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (4.25% at June 30, 2008). Interest expense related to the bank line of credit for the three months ended June 30, 2008 and 2007 was $27,291 and $0, respectively, and $27,291 and $0 for the six months ended June 30, 2008 and 2007, respectively.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, controlling interest of the Sokol family, the ongoing SEC investigation, litigation, developments in the discontinued bond program and the automobile service contract program, and the other risk factors described in the Company’s filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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
Our lender service product line offers four types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our ULI product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold to auto dealers, lenders and lessors and provides coverage on either an individual or portfolio basis. Fourth, equipment physical damage insurance (“EPD”) is an all risk policy written to cover agricultural, construction and commercial equipment vehicles. EPD was introduced in 2007 and offers insurance protection for financed equipment purchases. This policy protects both lenders and consumers against the risk of physical damage or theft of their financed equipment and is available for the term of the loan or an annual basis. Prior to first quarter of 2008, EPD was reported within our CPI product line.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Our unemployment compensation (“UC”) products are utilized by qualified entities that elect not to pay their unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume and cede certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, we entered into a 50% quota share reinsurance arrangement whereby we assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby our assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to our Treasury limit ($4.5 million as of July 1, 2008). We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on hazardous and solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers to place surety bond business with, including the Company. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company. Prior to the first quarter of 2008, contract and escrow surety bond business produced by this general insurance agent was reported within our other specialty products line.
We have certain other specialty products which consist primarily of contract surety bonds not produced under our WIP program and vehicle service contracts. All of the contract surety bonds produced through direct sales are indemnified by the principal which reduces our risk of loss. For our vehicles service contract programs, we maintain collateral in excess of our estimated claim obligation, which reduces our risk of loss. For more information concerning one of the our vehicle service contract programs, see “Automobile Service Program” in Note 8 to the Condensed Consolidated Financial Statements and “Overview-Automobile Service Program” below. The premiums produced under other specialty products are not considered material to our results of operations.
In addition, from 2001 until the end of the second quarter of 2004, we participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements and “Overview-Discontinued Bond Program” below.
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
Discontinued Bond Program
Beginning in 2001 and continuing into the second quarter of 2004, we participated as a reinsurer in a program covering bail and immigration bonds issued by four insurance carriers and produced by a bail bond agency (collectively, the “discontinued bond program” or the “program”). The liability of the insurance carriers was reinsured to a group of reinsurers, including us. We assumed 15% of the business from 2001 through 2003 and 5% of the business during the first half of 2004. This program was discontinued in the second quarter of 2004.
Based on the design of the program, the bail bond agency was to obtain and maintain collateral and other security and to provide funding for bond losses. The bail bond agency and its principals were responsible for all losses as part of their program administration. The

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
insurance carriers and, in turn, the reinsurers were not required to pay losses unless there was a failure of the bail bond agency. As the bonds were to be 100% collateralized, any losses paid by the reinsurers were to be recoverable through liquidation of the collateral and collections from third party indemnitors.
In the second quarter of 2004, we came to believe that the discontinued bond program was not being operated as it had been represented to us by agents of the insurance carriers who had solicited our participation in the program, and we began disputing certain issues with respect to the program, including but not limited to: 1) inaccurate/incomplete disclosures relating to the program; 2) improper supervision by the insurance carriers of the bail bond agency in administering the program; 3) improper disclosures by the insurance carriers through the bail bond agency and the reinsurance intermediaries during the life of the program; and 4) improper premium and claims administration. Consequently, during the second quarter of 2004, we ceased paying claims on the program and retained outside legal counsel to review and defend our rights under the program.
During 2004 and 2005, we entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”). During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, we entered into settlement agreements with these insurance carriers resolving all disputes between us and these carriers relating to the discontinued bond program. These settlement agreements also relieved us from any potential future liabilities with respect to bonds issued by Aegis and Sirius.
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through June 30, 2008, except as noted below.
During the second quarter of 2008, we received an invoice from Harco for approximately $0.2 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it will provide us this information, we have not received such information as of the date of this report. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on the limited recovery information provided by Harco, we cannot estimate with reasonable certainty the amount or range of amounts (if any) that we may receive from Harco with respect to Harco’s recoveries. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.
As of June 30, 2008, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (without any offset for recoveries).
It should also be noted that Harco has reported to us that it has received an updated invoice from the Department of Homeland Security (“DHS”) for breached immigration bonds and, that as of June 30, 2008, Harco’s immigration bond reserve estimates was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.7 million (based on to the difference between our proportionate share of Harco’s reserve estimate as of June 30, 2008 and the DHS invoice).
Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and we were one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against us and its other reinsurers. In November 2005, we responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by us and other appropriate relief. Highlands is seeking to recover certain of its losses from us under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including us, and other relief. On June 5, 2008, we responded to the petition. As of the date of this report, the court has not ruled on the petition.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of June 30, 2008, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both June 30, 2008 and December 31, 2007, our total loss and LAE reserves for Highlands were approximately $4.8 million.
We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are reserving to our best estimate of the ultimate liability on the program at June 30, 2008 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at June 30, 2008. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
	2008	2007
Bail Bonds:
Case reserves	$0.6	$0.5
Incurred but not reported (“IBNR”) reserves	4.3	4.5

Total bail bond reserves	4.9	5.0

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.6	1.5

Total immigration bond reserves	1.8	1.7

Total loss and LAE reserves	$6.7	$6.7

For the three and six months ended June 30, 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate. Discontinued bond program losses and LAE were $497,627 for the three and six months ended June 30, 2007. The losses in 2007 were primarily attributable to an increase in reported losses from Highlands. There were no discontinued bond program losses for the first quarter of 2008 or 2007.
See “Business Outlook-Expenses” below for information regarding our anticipated legal costs associated with the Highlands’ arbitration.
Automobile Service Contract Program
During 2001, we began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. We have issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. We are obligated to pay a claim only if a Provider fails to do so. Under two reinsurance arrangements, we cede 100% of the business produced to two different insurance carriers. In addition, we had obtained collateral in the form of a $4.3 million letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. This Provider has not written any service contracts under our insurance policies after the commencement of the February 2007 liquidation proceeding. The other Provider has not written any service contracts under our insurance policies since December 31, 2007.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
On August 24, 2007, we drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. As of June 30, 2008, the total cash held by us as collateral for this program consisted of approximately $4.6 million, which funds are currently invested in short term investments. We have estimated our liability for claims under this program to be approximately $3.4 million as of June 30, 2008. Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to us. However, if our actual liability for claims under this program exceeds the collateral held by us and if we are unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
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
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company has agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the ongoing SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. Under the Company’s Regulations and Ohio law, the Company may also be required to indemnify each officer in connection with the SEC investigation. The undertaking agreements are accounted for under FIN 45 as more fully described in Note 13 to the Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2008, the Company incurred expenses of approximately $0.6 million and $2.1, respectively, related to the SEC investigation. For the second quarter of 2008, the $0.6 million of expenses consisted of (1) $0.7 million of Company expenses and (2) a $0.1 million decrease in the Company’s FIN 45 liability related to the undertaking agreements as a result of receipt of updated estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. For the first six months of 2008, the $2.1 million of expenses consisted of (1) $1.6 million of Company expenses and (2) a $0.5 million net increase in the Company’s FIN 45 liability.
Due to the inherent uncertainties of the SEC investigation, the Company cannot estimate with reasonable certainty the amount, range of amounts, timing or ultimate outcome of the SEC investigation. Accordingly, the Company has not recorded any accrual for loss contingencies for the SEC investigation as of June 30, 2008, other than the FIN 45 liability ($0.5 million) related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements. The ultimate outcome of the SEC investigation, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition, or results of operations and the SEC investigation could divert the efforts and attention of management from the Company’s ordinary business operations.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Six Months Ended June 30,
	2007-2008
	Three Months Ended		Six Months Ended
	Amount	% Change	Amount	% Change

Net premiums earned	$1,071,656	8.9%	$2,529,738	11.3%
Net investment income	(97,157)	(9.8)%	(139,179)	(7.1)%
Net realized gains (losses) on investments	211,276	329.7%	(929,846)	(1,268.8)%
Management fees	(48,423)	(40.0)%	444	0.2%
Total revenues	1,124,543	8.5%	1,356,684	5.5%
Losses and LAE	1,154,163	19.1%	1,541,050	13.6%
Commissions, other insurance expenses, and general and administrative expenses	(813,388)	(14.7)%	(406,296)	(4.0)%
SEC investigation expenses	609,584	100.0%	2,060,456	100.0%
Income before federal income taxes	245,522	19.3%	(1,742,835)	(66.5)%
Net income	400,433	39.4%	(1,265,768)	(60.3)%
Net income for the second quarter 2008 was $1,416,848, or $0.28 per diluted share, compared to $1,016,415, or $0.20 per diluted share, a year ago. The improvement in second quarter 2008 net income compared to a year ago was primarily attributable to (1) a $0.6 million decrease in discontinued bond program losses, (2) a $0.2 million increase in net realized gains on investments and (3) a $0.2 million decrease in federal income tax expense. These positive factors were partially offset by $0.6 million of expenses recorded during the second quarter of 2008 related to the ongoing SEC investigation. On a year-to-date basis, net income was $831,950, or $0.17 per diluted share, for the first six months of 2008 compared to $2,097,718, or $0.41 per diluted share, for the same period last year. The most significant factors that influenced this period-over-period comparison were (1) $2.1 million of expenses recorded during the first six months of 2008 related to the ongoing SEC investigation and (2) $0.9 million of net realized losses on investments recorded during the first six months of 2008. These negative factors were partially offset by a $0.6 million decrease in discontinued bond program losses during the first six months of 2008 compared to a year ago.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for property/casualty insurance companies. Our specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses less management fees to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition costs are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses less management fees to premiums earned. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and a GAAP basis for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
GAAP:
Loss ratio	56.1%	51.1%	53.4%	51.2%
Expense ratio	36.2%	43.9%	38.6%	43.1%

Combined ratio	92.3%	95.0%	92.0%	94.3%

Statutory:
Loss ratio	56.1%	51.1%	53.4%	51.2%
Expense ratio	35.0%	32.7%	44.2%	41.8%

Combined ratio	91.1%	83.8%	97.6%	93.0%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared to June 30, 2007
Net Premiums Earned. Net premiums earned increased 8.9%, or $1,071,656, to $13,098,984 for the second quarter 2008 from $12,027,328 a year ago principally due to an increase in premiums from our ULI and WIP product lines.
ULI net premiums earned increased 13.9%, or $854,761, to $7,016,875 for the second quarter 2008 from $6,162,114 a year ago primarily due to (1) a decrease in retrospective premium adjustments (discussed below) and (2) an increase in lending volume for certain financial institution customers. These increases were partially offset by a decrease in lending volume for certain financial institution customers. Certain of our policies have a retrospective premium adjustment feature whereby the customer can receive a premium return when their actual loss and expense experience is less than their policy limits. The retrospective premium adjustment is primarily influenced by ULI loss experience-to-date and premium growth. A decrease in retrospective premium adjustments results in a positive impact to net premiums earned whereas an increase in retrospective premium adjustments results in a decrease to net premiums earned. The retrospective premium adjustment does not have any impact to net income (i.e., as losses increase, net premiums earned increases by the same amount through the retrospective premium adjustment; and conversely, as losses decrease, net premiums earned decreases by the same amount through the retrospective premium adjustment). Retrospective premium adjustments decreased for the second quarter 2008 when compared to a year ago primarily due to an increase in loss frequency for one of our financial institution customers. Management anticipates that retrospective premium adjustments will fluctuate in future periods based upon loss experience and premium growth.
Net premiums earned for CPI decreased 30.3%, or $103,013, to $236,596 for the second quarter 2008 from $339,609 a year ago primarily due to a decrease in lending volume for certain financial institution customers.
Net premiums earned for GAP decreased 11.2%, or $312,897, to $2,469,514 for the second quarter 2008 from $2,782,411 a year ago primarily due to a decrease in lending volume for certain financial institution customers.
Net premiums earned for UC products increased 7.7%, or $114,708, to $1,601,260 for the second quarter 2008 from $1,486,552 a year ago primarily due to pricing increases for our UCassure® product.
Net premiums earned for WIP increased 44.0%, or $526,679, to $1,722,928 for the second quarter 2008 from $1,196,249 a year ago primarily due to (1) an increase in assumed waste surety bonds as a result of a 5% quota share reinsurance arrangement that was entered into in the second quarter of 2007, (2) an increase in direct waste surety bond premium due to the general insurance agent increasing its placement of business with us and (3) an increase in contract and escrow surety bond premiums, which we began writing in the second half of 2006.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions primarily because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income decreased 9.8%, or $97,157, to $890,334 for the second quarter 2008 from $987,491 a year ago primarily due to a decline in yields.
We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between cost and estimated fair value is charged to income as a realized loss on investments. Net realized gains on investments increased $211,276, to $275,352 for the second quarter 2008 from $64,076 a year ago due to a $403,851 increase in net realized gains recorded on the sales of equity and bond securities which was partially offset by a $192,575 increase in impairment charges. Impairment charges included in net realized gains on investments during the second quarter 2008 and 2007 were $192,575 and $0, respectively. The increase in impairment charges during second quarter 2008 was primarily due to impairment charges for equity securities of a financial institution whose fair value was adversely affected by market speculation of its credit quality performance.
For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Pursuant to the terms of certain surety bonds issued by us that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by us in contract funds on deposit and are used for the payment of benefit charges. We have agreements with cost containment service firms designed to control the unemployment compensation costs

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between us and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees decreased 40.0%, or $48,423, to $72,592 for the second quarter 2008 from $121,015 a year ago primarily due to an increase in unemployment benefit charges. We expect management fees to vary from period to period depending on unemployment levels and benefit charges. Our unemployment experience does not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rate.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE increased 19.1%, or $1,154,163, to $7,196,599 for the second quarter 2008 from $6,042,436 a year ago primarily due to an increase in ULI losses which was partially offset by a decrease in losses for our discontinued bond program.
ULI losses and LAE increased 36.6%, or $1,455,555, to $5,434,106 for the second quarter 2008 from $3,978,551 a year ago primarily due to (1) an increase in loan defaults, bankruptcies and automobile repossessions for certain financial institution customers and (2) growth in business for certain financial institution customers.
CPI losses and LAE increased 40.0%, or $38,012, to $132,987 for the second quarter 2008 from $94,975 a year ago primarily due to an increase in loss reserves based on current year loss development.
GAP losses and LAE increased 24.7%, or $268,472, to $1,356,573 for the second quarter 2008 from $1,088,101 a year ago primarily due to favorable loss development in the prior year.
UC losses and LAE remained relatively flat at $199,008 for the second quarter 2008 compared to $198,338 a year ago.
WIP losses and LAE decreased 27.8%, or $51,409, to $133,435 for the second quarter 2008 from $184,844 a year ago primarily due to a decrease in waste loss reserves which was partially offset by an increase in escrow and surety bond reserves due to growth in that business. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
Discontinued bond program losses and LAE decreased 112.2%, or $558,556, to $(60,929) for the second quarter of 2008 from $497,627 a year ago. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for an analysis of losses and LAE for the discontinued bond program.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense declined 27.8%, or $876,230, to $2,277,552 for the second quarter 2008 from $3,153,782 a year ago primarily due to (1) a decrease in contingent commission expense for one of our lender service general agents due to a decline in its premium and an increase in its losses and (2) an increase in ceded commissions for certain lender service reinsurance arrangements. These decreases were partially offset by an increase in commission expense for our WIP product line due to its growth. Other insurance operating expenses and general and administrative expenses combined increased 2.6%, or $62,842, to $2,450,809 for the second quarter 2008 from $2,387,967 a year ago primarily due to an increase in premium taxes, licenses and fees.
SEC Investigation Expenses.
SEC investigation expenses were $609,584 during the second quarter of 2008 (compared to zero a year ago) primarily due to legal services rendered during the quarter which were partially offset by a decrease in estimated future legal costs associated with the undertaking agreements. See “Overview-Ongoing SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 19.5%, or $71,338, to $295,167 for the second quarter 2008 from $366,505 a year ago as a result of declining interest rates on our trust preferred debt which was partially offset by an increase in interest expense for our bank line

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
of credit. See “Liquidity and Capital Resources” below for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of our interest expense, and our use of our line of credit.
Federal Income Taxes. Our effective income tax rate was 6.5% for the second quarter 2008 compared to 20.0% a year ago. This decrease was primarily attributable to the ratio of tax-exempt income when compared to income from operations for each period.
GAAP Combined Ratio. For the second quarter 2008, the combined ratio improved to 92.3% from 95.0% a year ago. The loss ratio increased to 56.1% for the second quarter 2008 from 51.1% a year ago. Excluding the discontinued bond program, our loss ratio increased to 56.6% for the second quarter 2008 from 47.0% a year ago primarily due to an increase in the loss ratio for our ULI and GAP product lines. The expense ratio improved to 36.2% for the second quarter 2008 from 43.9% a year ago primarily due to the decrease in commission expense as described above.
Six Months Ended June 30, 2008 Compared to June 30, 2007
Net Premiums Earned. Net premiums earned increased 11.3%, or $2,529,738, to $24,930,720 for the first six months of 2008 from $22,400,982 a year ago principally due to an increase in premiums for our ULI and WIP product lines.
ULI net premiums earned increased 16.1%, or $1,733,960, to $12,488,891 for the first six months of 2008 from $10,754,931 a year ago primarily due to (1) a decrease in retrospective premium adjustments due to an increase in loss frequency for one of our financial institution customers and (2) an increase in lending volume for certain financial institution customers. These increases were partially offset by a decrease in lending volume for certain financial institution customers.
Net premiums earned for CPI decreased 16.8%, or $106,415, to $526,904 for the first six months of 2008 from $633,319 a year ago primarily due to a decrease in lending volume for certain financial institution customers.
Net premiums earned for GAP decreased 7.2%, or $389,542, to $5,047,956 for the first six months of 2008 from $5,437,498 a year ago primarily due to a decrease in lending volume for certain financial institution customers.
Net premiums earned for UC products increased 9.1%, or $273,342, to $3,282,207 for the first six months of 2008 from $3,008,865 a year ago primarily due to pricing increases for our UCassure® product.
Net premiums earned for WIP increased 42.2%, or $1,033,988, to $3,481,556 for the first six months of 2008 from $2,447,568 a year ago primarily due to (1) an increase in assumed waste surety bonds as a result of a 5% quota share reinsurance arrangement that was entered into in the second quarter of 2007, (2) an increase in direct waste surety bond premium due to the general insurance agent increasing its placement of business with us and (3) an increase in contract and escrow surety bond premiums, which we began writing in the second half of 2006.
Investment Income. Net investment income decreased 7.1%, or $139,179, to $1,808,580 for the first six months of 2008 from $1,947,759 a year ago primarily due to a decline in yields.
Net realized gains (losses) on investments decreased $929,846, to $(856,561) for the first six months of 2008 from $73,285 a year ago primarily due to a $1,233,721 increase in impairment charges which was partially offset by a $303,875 increase in net realized gains recorded on the sales of equity and bond securities. Impairment charges included in net realized gains (losses) on investments during the six months ended June 30, 2008 and 2007 were $1,233,721 and $0, respectively. The increase in impairment charges during the six months ended June 30, 2008 was primarily due to the following: (1) $683,836 in impairment charges for floating rate municipal bond securities of eleven issuers whose fair values were adversely affected primarily by the recent decline in short-term interest rates; (2) $364,907 in impairment charges for equity securities of two financial institutions whose fair values were adversely affected primarily by credit losses; and (3) $139,777 in impairment charges for equity securities of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market.
For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees remained relatively flat at $224,314 for the first six months of 2008 compared to $223,870 a year ago. We expect management fees to vary from period to period depending on unemployment levels and benefit charges. Our unemployment experience does not necessarily correlate with the current national unemployment experience as the non-profit entities that

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
utilize our UC coverage may have different factors that are affecting their unemployment rate.
Losses and Loss Adjustment Expenses. Losses and LAE increased 13.6%, or $1,541,050, to $12,873,079 for the first six months 2008 from $11,332,029 a year ago primarily due to an increase in ULI losses.
ULI losses and LAE increased 23.6%, or $1,763,139, to $9,235,227 for the first six months of 2008 from $7,472,088 a year ago primarily due to (1) an increase in loan defaults, bankruptcies and automobile repossessions for certain financial institution customers and (2) growth in business for certain financial institution customers.
CPI losses and LAE increased 21.0%, or $32,729, to $188,804 for the first six months 2008 from $156,075 a year ago primarily due to an increase in loss reserves based on current year loss development.
GAP losses and LAE increased 24.5%, or $573,999, to $2,913,337 for the first six months of 2008 from $2,339,338 a year ago primarily due to favorable loss development in the prior year.
UC losses and LAE decreased 42.0%, or $213,008, to $294,359 for the first six months of 2008 from $507,367 a year ago primarily due to favorable unemployment experience for our excess of loss product line.
WIP losses and LAE decreased 15.9%, or $57,172, to $302,362 for the first six months of 2008 from $359,534 a year ago primarily due to a decrease in waste loss reserves which was partially offset by an increase in escrow and surety bond reserves due to growth in that business. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
Discontinued bond program losses and LAE decreased 112.2%, or $558,556, to $(60,929) for the first six months of 2008 from $497,627 a year ago. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for an analysis of losses and LAE for the discontinued bond program.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Commissions, Other Insurance Operating Expenses and General and Administrative Expenses. Commission expense declined 15.1%, or $818,894, to $4,613,553 for the first six months of 2008 from $5,432,447 a year ago primarily due to (1) a decrease in contingent commission expense for one of our lender service general agents due to a decline in its premium and an increase in its losses and (2) an increase in ceded commissions for certain lender service reinsurance arrangements. These decreases were partially offset by an increase in commission expense for our WIP product line due to its growth. Other insurance operating expenses and general and administrative expenses combined increased 8.9%, or $412,598, to $5,064,948 for the first six months of 2008 from $4,652,350 a year ago primarily due to an increase in premium taxes, licenses and fees.
SEC Investigation Expenses.
SEC investigation expenses were $2,060,456 for the first six months of 2008 (compared to zero a year ago) primarily due to legal services rendered during the period combined with an increase in estimated future legal costs associated with the undertaking agreements. See “Overview-Ongoing SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 13.1%, or $95,691, to $633,824 for the first six months of 2008 from $729,515 a year ago as a result of declining interest rates on our trust preferred debt which was partially offset by an increase in interest expense for our bank line of credit. See “Liquidity and Capital Resources” below for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense, and our use of our revolving line of credit.
Federal Income Taxes. Our estimated annual effective income tax rate was 5.4% for the first six months of 2008 compared to 20.0% a year ago. This decrease was primarily attributable to the ratio of tax-exempt income when compared to income from operations for each period.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
GAAP Combined Ratio. For the first six months of 2008, the combined ratio improved to 92.0% from 94.3% a year ago. The loss ratio increased to 53.4% for the first six months of 2008 from 51.2% a year ago. Excluding the discontinued bond program, our loss ratio increased to 53.6% for the first six months of 2008 from 49.0% a year ago primarily due to an increase in the loss ratio for our ULI and GAP product lines. The expense ratio improved to 38.6% for the first six months of 2008 compared to 43.1% a year ago primarily due to the decrease in commission expense as described above.
BUSINESS OUTLOOK
Lender Service Products
We believe the national economy remains unstable. National automobile sale volumes were down in 2007 and continue to be down through the first six months of 2008. Record-high gasoline prices, unrest in the credit markets and weak consumer confidence have led to a significant decline in sales of many vehicles for auto manufacturers. In addition, many lenders are tightening their credit standards for new loans. As a result, certain of our lender service customers have experienced a decline in lending volume which results in a decline in premium volume for us. If this trend continues, we could experience a premium decline in 2008 when compared to 2007 for certain lender service customers. Premiums and ceded commissions for our insurance products are earned over the related contract period. For GAP and certain of our ULI and CPI products, the contract period averages approximately five years. As a result, the impacts of decreased premium volumes and cancelled business may not be seen in our results immediately and can persist for a number of years. Conversely, the impacts of increased premium volumes and new business may not be seen in our results immediately and may take several years to fully develop.
Due to the current weak economic conditions, certain of our lender service financial institution customers have experienced an increase in loan defaults, bankruptcies and automobile repossessions. As the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI and CPI customers, we experience an increase in the frequency of losses for these product lines. Incentives offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the higher level of gas prices has lowered the market value of less fuel-efficient vehicles. As used car prices decline, the “gap” between the value of the vehicle and the outstanding loan balance increases and thus the severity and frequency of our GAP losses increases. As the national economy remains unstable, certain of our financial institution customers could continue to experience an increase in loan defaults, bankruptcies and automobile repossessions. In addition, higher gas prices are expected to continue to impact the value of less fuel-efficient vehicles. Where possible, we have taken actions to help mitigate the effect of these trends. One of the actions included changing policy types in the second quarter of 2008 for a poor performing ULI financial institution customer that we believe will improve its future underwriting performance. Another action included cancelling a poor performing GAP customer in the second quarter of 2008. During 2007 and the first six months of 2008, this GAP customer had net premiums earned of $2.7 million and $1.3 million, respectively, and its combined ratio was 121% and 134%, respectively. As noted above, it will take a number of years for this block of business to fully run-off.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with a new EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. If this customer’s premium volume for 2008 is comparable to 2007, we expect this program to reduce our commission expense by approximately $0.8 million during fiscal year 2008 compared to $0.3 million in 2007. As of June 30, 2008, we had approximately $1.5 million of deferred ceded commissions for this program that will be earned over approximately four years. Prior to first quarter of 2008, EPD was reported within our CPI product line.
Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009. During 2007, this program reduced our commission expense by approximately $0.4 million and we expect this program to reduce our commission expense by approximately $0.3 million to $0.4 million during fiscal year 2008 and further decline in 2009.
Unemployment Compensation and Waste Industry
Although the national unemployment rates have increased, we have not seen a corresponding increase in unemployment rates for our UC customers; however, if unemployment levels rise for our customers, we could experience lower management fees and/or

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
increased losses for our UC products. Furthermore, any developments on the discontinued bond program, including Harco and Highlands loss development and the Highlands’ arbitration, could have a material impact on our results of operations and/or financial condition.
Since we began participating in the WIP program in 2004 there have not been any significant claims to date. If we were to have significant claims experience on this program during fiscal year 2008, such claims experience could have a material impact on our financial performance if our reserves prove to be materially deficient. We currently do not believe that our reserves will be materially deficient. For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Expenses
Because there was little activity in the Highlands’ arbitration during 2007 and the first six months of 2008, we incurred minimal legal costs during such periods for the Highlands’ arbitration. Management anticipates that we will continue to incur legal costs during fiscal year 2008 for the Highlands’ arbitration; however, it is uncertain how much activity there will be in 2008 for the Highlands’ arbitration. As a result, we cannot predict with reasonable certainty the amount or range of amounts of legal costs that will be incurred during fiscal year 2008 for the Highlands’ arbitration; however, it is possible that the amount of such legal costs could be material to our results of operations if the arbitration proceeding takes place in 2008. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information regarding the discontinued bond program arbitrations.
As disclosed above, during the fourth quarter of 2007, the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, we incurred approximately $0.6 million, $1.5 million and $2.5 million of expenses during the second quarter of 2008, first quarter of 2008 and fourth quarter of 2007, respectively, related to the SEC investigation. We continue to incur costs for the SEC investigation during the third quarter of 2008. Due to the inherent uncertainties of the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during the third quarter of 2008 or the remainder of 2008 for the SEC investigation (other than FIN 45 liability related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements); however, we believe that the amount of costs that will be incurred in the third quarter of 2008 will be material to our results of operations for that period and the amount of costs that will be incurred in 2008 will be material to our results of operations for the 2008 fiscal year. See “Overview-Ongoing SEC Investigation” above, “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our revolving line of credit. Interest rates have declined during the first six months of 2008 when compared to a year ago. Assuming interest rates stay at their current levels, we would anticipate a decrease in our trust preferred debt interest expense of approximately $0.3 million during fiscal year 2008 when compared to 2007. On March 31, 2008, we drew $2.5 million on our line of credit and that amount remains outstanding at June 30, 2008. Assuming we do not draw additional amounts on the line of credit and/or pay down the line of credit during 2008, we would anticipate an increase in interest expense for the line of credit of approximately $0.1 million during fiscal year 2008 when compared to 2007. See “Liquidity and Capital Resources” below and Notes 4 and 14 to the Condensed Consolidated Financial Statements for more information concerning our trust preferred debt and revolving line of credit.
Investments
A rise or fall in interest rates could decrease or increase the fair value of our fixed income investment portfolio. The fair value of our fixed income investment portfolio could also be impacted by rating actions and financial uncertainty associated with insurance companies that guarantee the obligations of our bonds. The fair value of securities within our equity portfolio can also be negatively impacted by current market conditions. During the first six months of 2008, we recorded approximately $1.2 million of impairment charges in our investment portfolio. Additional impairment charges within our investment portfolio during the remainder of 2008 are possible if current economic and financial conditions worsen. For more information concerning impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Based on the factors discussed above, our outlook for the remainder of the 2008 fiscal year is cautious.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of June 30, 2008 and December 31, 2007, our capital structure consisted of trust preferred debt issued to affiliates, a bank line of credit and shareholders’ equity and is summarized in the following table:

	June 30,	December 31,
	2008	2007
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	2,500,000	—

Total debt obligations	17,965,000	15,465,000

Total shareholders’ equity	38,124,938	38,720,922

Total capitalization	$56,089,938	$54,185,922

Ratio of total debt obligations to total capitalization	32.0%	28.5%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.68% and 9.36% at June 30, 2008 and 2007, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (6.85% and 9.41% at June 30, 2008 and 2007, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of June 30, 2008, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010. At June 30, 2008 and December 31, 2007, the outstanding balance under the line of credit was $2,500,000 and $0, respectively. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (4.25% at June 30, 2008). The terms of the revolving credit agreement contain various restrictive covenants. As of June 30, 2008, Bancinsurance Corporation was in compliance with all such covenants. We utilize the line of credit from time to time based on short-term cash flow needs, the then current prime rate and expected changes in the prime rate, Ohio Indemnity’s capital position and the dividend limitations on Ohio Indemnity as discussed below.
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the National Association of Insurance Commissioners and The Ohio Department of Insurance (the “Department”). This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of June 30, 2008. The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through short-term investments and cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from our underwriting and investment activities are used to

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
build our investment portfolio and thereby increase future investment income. See Note 3 to the Condensed Consolidated Financial Statements for more information regarding our investment portfolio.
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and cash and short-term investments to meet these obligations. We consider the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated policy obligations without being required to liquidate intermediate-term and long-term investments.
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at June 30, 2008. Ultimate payment on the discontinued bond program may result in a material increase in cash outflows from operations. We consider the discontinued bond program liabilities and the related Highlands’ arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by such asset/liability management described above. With this strategy, we believe we can pay our policy obligations as they become due without being required to use our line of credit or liquidate intermediate-term and long-term investments; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations, financial condition and/or future liquidity.
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
As the parent company, Bancinsurance Corporation generates no funds from operations. Bancinsurance Corporation’s principal assets are the common shares of Ohio Indemnity and the membership interests in USA, and its primary sources of funds are (a) dividends from Ohio Indemnity and USA and (b) borrowings under its line of credit. Historically, Bancinsurance Corporation’s expenses have primarily consisted of payment of principal and interest on borrowings and legal and audit expenses directly related to Bancinsurance Corporation, and it has been able to pay these expenses primarily through use of its cash and invested assets, dividends from its subsidiaries and, since August 2006, excess cash generated from the sale of its publishing subsidiary. During the fourth quarter of 2007 and the first six months of 2008, Bancinsurance Corporation experienced a significant increase in expenses and cash outflow as a result of expenses associated with the ongoing SEC investigation. Based on management’s expectation that Bancinsurance Corporation would continue to incur significant expenses and have significant cash outflows related to the SEC investigation during the second quarter of 2008, Bancinsurance Corporation drew $2.5 million on its line of credit on March 31, 2008. As of June 30, 2008 and March 31, 2008, Bancinsurance Corporation had total cash and invested assets of $2.1 million and $3.2 million, respectively. The $0.7 million decrease in the second quarter of 2008 was primarily due to SEC investigation expenses paid during the quarter. Due to the inherent uncertainties associated with the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during the third quarter of 2008 or the remainder of 2008 for the SEC investigation. However, management believes that Bancinsurance Corporation will be able to meet its cash flow requirements during these periods from (1) its cash, (2) the liquidation of its invested assets, (3) dividends from USA and/or Ohio Indemnity and/or (4) additional draws on its line of credit. Management currently plans to cause Ohio Indemnity to declare and pay dividend(s) during future period(s) to Bancinsurance Corporation to enable it to repay the outstanding balance on its line of credit. Management has not determined at this time the timing or amount of such dividend(s), but does not believe that the amount of any such dividend(s) during 2008 will exceed the annual maximum limit described below. See “Overview-Ongoing SEC Investigation” and “Business Outlook-Expenses” above, “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
2008, the maximum amount of dividends that may be paid to Bancinsurance Corporation by Ohio Indemnity without such prior approval is $6,669,399.
Net cash (used in) provided by operating activities was $(3,695,540) and $3,235,031 for the first six months of 2008 and 2007, respectively. The decrease in cash provided by operating activities was primarily the result of approximately $3.0 million in expenses paid during the first six months of 2008 related to the ongoing SEC investigation. The additional decrease in cash provided by operating activities compared to a year ago was primarily due to increases in ceded reinsurance premium payments, commissions paid and premium taxes, licenses and fees paid when compared to a year ago.
Net cash provided by (used in) investing activities was $1,233,392 and $(913,728) for the first six months of 2008 and 2007, respectively. The increase was primarily due to the use of certain investment proceeds to fund operating cash requirements during the first six months of 2008, whereas in 2007, excess cash from operations was used to purchase investments during that period.
Net cash provided by (used in) financing activities was $2,500,000 and $(628,070) for the first six months of 2008 and 2007, respectively. The increase in 2008 was primarily due to a $2,500,000 draw on our bank line of credit during the first quarter of 2008. The cash used in financing activities during the first six months of 2007 was primarily for the repurchase of common shares under our common share repurchase program.
Given our historic cash flows and current financial condition, we believe that the cash flows from operating and investing activities over the next year and our line of credit will provide sufficient liquidity for the operations of the Company.
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
Impairment charges included in net realized gains (losses) on investments during the six months ended June 30, 2008 and 2007 were $1,233,721 and $0, respectively. The increase in impairment charges during the six months ended June 30, 2008 was primarily due to the following: (1) $683,836 in impairment charges for floating rate municipal bond securities of eleven issuers whose fair values were adversely affected primarily by the recent decline in short-term interest rates; (2) $364,907 in impairment charges for equity securities of two financial institutions whose fair values were adversely affected primarily by credit losses; and (3) $139,777 in impairment charges for equity securities of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market.
Under our investment guidelines, fixed income securities are required to be investment grade at the time of purchase to protect investments. The majority of our fixed income portfolio is rated investment grade. Our fixed income investment portfolio is managed by an outside independent investment manager that operates under investment guidelines approved by our board of directors. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security.
See Note 3 to the Condensed Consolidated Financial Statements for a table that summarizes the estimated fair value and gross unrealized loss (pre-tax) for all securities in an unrealized loss position at June 30, 2008 and December 31, 2007, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.
Loss and Loss Adjustment Expense Reserves
We utilize our internal staff, reports from ceding insurers under assumed reinsurance and an independent consulting actuary in establishing our loss and LAE reserves. Our independent consulting actuary reviews our reserve for losses and LAE on a quarterly basis and we consider this review in establishing the amount of our reserves for losses and LAE.
Our projection of ultimate loss and LAE reserves are estimates of future events, the outcomes of which are unknown to us at the time the projection is made. Considerable uncertainty and variability are inherent in the estimation of loss and LAE reserves. As a result, it is possible that actual experience may be materially different than the estimates reported. We continually revise reserve estimates as experience develops and further claims are reported and resolved. Changes in reserve estimates are recorded in the results of operations in the period in which the adjustments are made.
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for the losses to be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Ultimate loss reserve estimates for assumed reinsurance are dependent upon and based primarily on reports received by us from the underlying ceding insurers. These reports are the primary basis for our assumed reserve estimates.
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at June 30, 2008. Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
For our assumed WIP program, we record loss and LAE reserves using a loss ratio reserving methodology as recommended by the primary insurance carrier and reviewed by our independent actuary. The loss ratio method calculates a reserve based on expected

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
losses in relation to premiums earned. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
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
As of June 30, 2008, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
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
For our EPD, UC, WIP and other specialty product lines, we prepared estimates of loss and LAE reserves based on certain actuarial and other assumptions related to the ultimate cost expected to settle such claims.
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
In performing our loss reserve analysis, we select a single loss reserve estimate for each product line that represents management’s “best estimate” based on facts and circumstances then know to us. Prior to the second quarter of 2008, we also calculated high and low estimates for our lender service product lines; however, we no longer perform such high and low estimates as the lender service product lines do not exhibit significant volatility and such additional information is not considered useful to management.
Equity-Based Compensation Expense
The fair value of stock options granted by us are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates ranges and assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating expected volatility of the common shares in the future. Dividend yield is based on historical dividends. See Note 6 to the Condensed Consolidated Financial Statements for information concerning our equity-based compensation expense.
Legal Matters
We are involved in various legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we believe it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on our financial condition and/or results of operations, such estimates are considered to be critical accounting estimates. See Note 9 to the Condensed Consolidated Financial Statements for information concerning our commitments and contingencies.
Guarantee Liabilities
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, we account for guarantees in accordance with FIN 45. We have determined that the undertaking agreements as described in Note 13 are within the scope of FIN 45. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different than the FIN 45 liability as recorded at June 30, 2008. Because of the subjective nature inherent in assessing the estimated future costs associated with the undertaking agreements and because of the potential that our estimated future costs may be materially different than our actual future costs, such estimates are considered to be critical accounting estimates. See “Ongoing SEC Investigation,” “Business Outlook-Expenses” and “Liquidity and Capital Resources” above and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe to be material to investors.
Item 4. Controls and Procedures
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report.
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
In addition, we are involved in various other lawsuits and legal proceedings arising in the ordinary course of business, some of which involve claims for substantial amounts. We provide accruals for these items to the extent that we deem the losses probable and reasonably estimable. The outcome of litigation is subject to numerous uncertainties. While the ultimate resolution of these legal proceedings could be material to our results of operations in a future quarter or annual period, in the opinion of management, none would likely have a material adverse effect on our financial condition or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
On June 2, 2008, the Company held its 2008 Annual Meeting of Shareholders. The only matter voted upon by shareholders at the 2008 Annual Meeting was the election of seven directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes For	Votes Withheld
Douglas G. Borror	4,637,399	101,818
Kenton R. Bowen	4,418,172	321,045
Stephen P. Close	4,377,307	361,910
Edward N. Cohn	4,730,815	8,402
Daniel D. Harkins	4,732,050	7,167
John S. Sokol	4,428,812	310,405
Matthew D. Walter	4,693,050	46,167
All seven directors were elected.
Item 6. Exhibits

Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION
(Registrant)

Date: July 31, 2008	By:	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

Date: July 31, 2008	By:	/s/ Matthew C. Nolan

Matthew C. Nolan
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)