Form 10-Q
period 2008-09-30
BANCINSURANCE CORP
filed 2008-10-31
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of October 21, 2008 was 5,082,574.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
INDEX

Page No.
PART I — FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2008 and 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4T. Controls and Procedures	42

PART II — OTHER INFORMATION AND SIGNATURES:

Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits	43

Signatures	44
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned	$11,585,058	$12,215,661	$36,515,778	$34,616,643
Net investment income	1,002,029	980,730	2,810,609	2,928,489
Net realized losses on investments	(1,159,484)	(556,425)	(2,016,045)	(483,140)
Management fees	64,924	164,585	289,238	388,455
Net realized gain on sale of affiliate	—	—	—	62,500
Other income	10,305	67,702	28,425	127,795

Total revenues	11,502,832	12,872,253	37,628,005	37,640,742

Expenses:
Losses and loss adjustment expenses (“LAE”)	5,500,815	6,671,180	18,434,823	17,505,582
Discontinued bond program losses and LAE	—	—	(60,929)	497,627
Policy acquisition costs	3,019,874	2,042,939	8,838,843	8,260,954
Other operating expenses	1,974,022	2,013,270	5,833,554	5,880,052
SEC investigation expenses	1,035,773	—	3,096,229	—
Interest expense	297,121	372,436	930,945	1,101,951

Total expenses	11,827,605	11,099,825	37,073,465	33,246,166

(Loss) income before federal income taxes	(324,773)	1,772,428	554,540	4,394,576

Federal income tax (benefit) expense	(135,092)	168,085	(87,729)	692,515

Net (loss) income	$(189,681)	$1,604,343	$642,269	$3,702,061

Net (loss) income per common share:
Basic	$(.04)	$.33	$.13	$.75

Diluted	$(.04)	$.32	$.13	$.73

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,283,131 in 2008 and $5,291,616 in 2007)	$5,207,752	$5,195,137
Available for sale:
Fixed maturities, at fair value (amortized cost $66,598,828 in 2008 and $73,008,250 in 2007)	61,909,195	72,404,324
Equity securities, at fair value (cost $11,792,940 in 2008 and $11,638,505 in 2007)	11,097,168	12,604,618
Short-term investments, at cost which approximates fair value	4,564,763	472,329
Restricted short-term investments, at cost which approximates fair value	6,370,089	6,714,935
Other invested assets	715,000	715,000

Total investments	89,863,967	98,106,343

Cash	2,866,438	4,151,088
Premiums receivable	6,398,776	7,477,434
Reinsurance recoverables	4,866,810	3,842,197
Prepaid reinsurance premiums	34,516,703	26,516,796
Deferred policy acquisition costs	9,078,206	9,059,182
Loans to affiliates	1,075,741	1,034,660
Accrued investment income	1,023,960	1,098,214
Net deferred tax asset	3,773,727	1,455,438
Other assets	1,641,814	1,523,304

Total assets	$155,106,142	$154,264,656

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	September 30,	December 31,
	2008	2007
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$12,528,249	$10,642,382
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,680,435	6,741,364
Unearned premiums	59,565,276	52,886,528
Ceded reinsurance premiums payable	2,330,299	4,663,180
Experience rating adjustments payable	1,784,537	1,994,587
Retrospective premium adjustments payable	1,067,040	4,216,427
Funds held under reinsurance treaties	661,053	663,857
Funds held for account of others	6,370,089	6,714,935
Contract funds on deposit	2,360,494	2,517,046
Taxes, licenses and fees payable	98,922	502,996
Current federal income tax payable	155,277	200,688
Deferred ceded commissions	3,661,059	3,159,732
Commissions payable	2,112,519	2,227,598
Other liabilities	2,147,630	3,211,414
Bank line of credit	2,500,000	—
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	119,487,879	115,807,734

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference Shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference Shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares;
6,170,341 shares issued at September 30, 2008 and December 31, 2007, 5,082,574 shares outstanding at September 30, 2008 and 4,997,950 shares outstanding at December 31, 2007	1,794,141	1,794,141
Additional paid-in capital	1,523,141	1,630,394
Accumulated other comprehensive income (loss)	(3,554,369)	239,041
Retained earnings	41,253,665	40,611,396

	41,016,578	44,274,972

Less: Treasury shares, at cost (1,087,767 common shares at September 30, 2008 and 1,172,391 common shares at December 31, 2007)	(5,398,315)	(5,818,050)

Total shareholders’ equity	35,618,263	38,456,922

Total liabilities and shareholders’ equity	$155,106,142	$154,264,656

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2006	—	—	$1,794,141	$1,554,355	$1,142,957	$37,607,687	$(5,733,521)	$36,365,619

Comprehensive income:
Net income	—	—	—	—	—	3,702,061	—	3,702,061
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(498,674)	—	—	(498,674)

Total comprehensive income								3,203,387

Equity-based compensation expense	—	—	—	246,752	—	—	—	246,752
117,138 common shares repurchased	—	—	—	—	—	—	(730,591)	(730,591)
56,729 common shares issued in connection with restricted stock awards	—	—	—	(280,809)	—	—	280,809	—
89,000 common shares issued in connection with the exercise of stock options	—	—	—	(32,186)	—	—	366,562	334,376

Balance at September 30, 2007	—	—	$1,794,141	$1,488,112	$644,283	$41,309,748	$(5,816,741)	$39,419,543

Balance at December 31, 2007	—	—	$1,794,141	$1,630,394	$239,041	$40,611,396	$(5,818,050)	$38,456,922

Comprehensive income:
Net income	—	—	—	—	—	642,269	—	642,269
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(3,793,410)	—	—	(3,793,410)

Total comprehensive loss								(3,151,141)

Equity-based compensation expense	—	—	—	279,692	—	—	—	279,692
84,624 common shares issued in connection with restricted stock awards	—	—	—	(419,735)	—	—	419,735	—
Tax benefit related to vesting of restricted stock	—	—	—	32,790	—	—	—	32,790

Balance at September 30, 2008	—	—	$1,794,141	$1,523,141	$(3,554,369)	$41,253,665	$(5,398,315)	$35,618,263

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$642,269	$3,702,061
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses on investments	2,016,045	483,140
Net realized gain from sale of other assets	—	(115,682)
Depreciation and amortization	471,073	398,729
Equity-based compensation expense	279,692	246,752
Deferred federal income tax benefit	(364,108)	(183,126)
Change in assets and liabilities:
Premiums receivable	1,078,658	(2,114,360)
Reinsurance recoverables	(1,024,613)	(1,436,441)
Prepaid reinsurance premiums	(7,999,907)	(13,225,344)
Deferred policy acquisition costs	(19,024)	(218,191)
Other assets, net	(116,169)	(114,029)
Reserve for unpaid losses and loss adjustment expenses	1,824,938	549,962
Unearned premiums	6,678,748	13,284,123
Ceded reinsurance premiums payable	(2,332,881)	1,102,971
Experience rating adjustments payable	(210,050)	157,446
Retrospective premium adjustments payable	(3,149,387)	33,783
Funds held under reinsurance treaties	(2,804)	228,263
Funds held for account of others	(344,846)	4,854,360
Contract funds on deposit	(156,552)	(230,057)
Deferred ceded commissions	501,327	963,166
Commissions payable	(115,079)	310,505
Taxes, licenses and fees payable	(404,074)	(105,299)
SEC investigation expense payable	(797,189)	—
Other liabilities, net	(320,254)	638,003

Net cash (used in) provided by operating activities	(3,864,187)	9,210,735

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,255,000	245,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	13,443,175	14,501,977
Proceeds from available for sale equity securities sold	8,616,745	6,298,055
Cost of held to maturity fixed maturities purchased	(1,293,250)	(701,031)
Cost of available for sale fixed maturities purchased	(8,384,805)	(18,845,057)
Cost of available for sale equity securities purchased	(9,691,466)	(8,825,736)
Net change in short-term investments	(4,092,434)	5,830,865
Net change in restricted short-term investments	344,846	(4,854,360)
Proceeds from sale of other assets	—	388,226
Purchase of land, property and leasehold improvements	(118,274)	(296,874)

Net cash provided by (used in) investing activities	79,537	(6,258,935)

Cash flows from financing activities:
Acquisition of treasury shares	—	(730,591)
Proceeds from bank line of credit	2,500,000	—
Proceeds from stock options exercised	—	334,376

Net cash provided by (used in) financing activities	2,500,000	(396,215)

Net (decrease) increase in cash	(1,284,650)	2,555,585
Cash at beginning of period	4,151,088	1,823,191

Cash at end of period	$2,866,438	$4,378,776

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$936,870	$1,102,569

Federal income taxes	$289,000	$746,172

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

We prepared the condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, the condensed consolidated statements of shareholders’ equity for the nine months ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of September 30, 2008 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the periods ended September 30, 2008 are not necessarily indicative of the results of operations for the full 2008 fiscal year.

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

Certain prior year amounts have been reclassified in order to conform to the 2008 presentation. One of the reclassifications includes a new grouping of expenses in the accompanying condensed consolidated statements of income. For certain of our expense line items in the income statement, we had previously presented the following: “commission expense,” “other insurance operating expenses” and “general & administrative expenses.” Beginning in the third quarter of 2008, we eliminated the above expense line items and replaced them with the following: “policy acquisition costs” and “other operating expenses.” Policy acquisition costs include commission expense, premium taxes and administrative fees for our UC product line. Previously, premium taxes and administrative fees were included within other insurance operating expenses and commission expense was its own line item. Other operating expenses now include the previously reported other insurance operating expenses (with the exception of premium taxes and administrative fees as those are now included in policy acquisition costs) and general & administrative expenses. The reason for the change in expense classification was to be more consistent with how other property and casualty insurance companies classify their expenses as well as to separately group those expenses that are variable with our premium production (i.e., policy acquisition costs).

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

We continually monitor the difference between the book value and the estimated fair value of our investments, which involves judgment as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline in any investment is “other-than-temporarily impaired,” we record the decline as a realized loss through the income statement. If our judgment changes in the future, we may ultimately record a realized loss for a security after having originally concluded that the decline in value was temporary. We begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio (“fair value to cost ratio”) falls below 80%. Our assessment as to whether a security is other-than-temporarily impaired depends on, among other things: (1) the length of time and extent to which the estimated fair value has been less than book value, (2) whether the decline appears to be related to general market or industry conditions or is issuer specific, (3) our current judgment as to the financial condition and future prospects of the entity that issued the investment security and (4) our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.

The following table summarizes the fair value to cost ratio for all securities in an unrealized loss position at September 30, 2008:

		Estimated	Gross	Aggregate	Percent
	Book	fair	unrealized	fair value to	of total
Fair value to cost ratio	value	value	loss	cost ratio	book value
Fixed maturities:
90% to 99%	$29,579,634	$28,141,392	$1,438,242	95.1%	56.0%
80% to 89%	21,640,226	18,516,665	3,123,561	85.6%	40.9%
70% to 79%	1,645,549	1,288,755	356,794	78.3%	3.1%
60% to 69%	—	—	—	—	—

Total fixed maturities	$52,865,409	$47,946,812	$4,918,597	90.7%	100.0%

Equities:
90% to 99%	$360,331	$341,798	$18,533	94.9%	5.4%
80% to 89%	2,095,853	1,755,235	340,618	83.7%	31.3%
70% to 79%	3,839,624	2,937,404	902,220	76.5%	57.3%
60% to 69%	398,902	261,100	137,802	65.5%	6.0%

Total equities	$6,694,710	$5,295,537	$1,399,173	79.1%	100.0%

Total	$59,560,119	$53,242,349	$6,317,770	89.4%	100.0%

We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s and Standard & Poor’s (“S&P”). The following table shows the composition of fixed income securities in an unrealized loss position at September 30, 2008 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Equivalent	Equivalent		Estimated	Gross	Aggregate	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	fair value	of total
rating	rating	rating	value	value	loss	to cost ratio	book value
1FE	AAA/AA/A	Aaa/Aa/A	$42,481,311	$38,898,888	$3,582,423	91.6%	80.4%
2FE	BBB	Baa	9,105,402	7,928,603	1,176,799	87.1%	17.2%
3FE	BB	Ba	1,278,696	1,119,321	159,375	87.5%	2.4%
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

	Total		$52,865,409	$47,946,812	$4,918,597	90.7%	100.0%

The following table summarizes the estimated fair value and gross unrealized loss (pre-tax) for all securities in an unrealized loss position at September 30, 2008 and December 31, 2007, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At September 30, 2008	Value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$206,500	$1,069	$—	$—	$206,500	$1,069
Obligations of states and political subdivisions	28,757,252	1,980,356	18,887,731	2,932,501	47,644,983	4,912,857
Corporate securities	95,329	4,671	—	—	95,329	4,671

Total fixed maturities	29,059,081	1,986,096	18,887,731	2,932,501	47,946,812	4,918,597

Equity securities:
Banks, trusts and insurance companies	1,108,628	281,705	—	—	1,108,628	281,705
Industrial and miscellaneous	303,620	79,080	—	—	303,620	79,080
Closed end bond funds	1,021,827	228,691	2,861,462	809,697	3,883,289	1,038,388

Total equities	2,434,075	589,476	2,861,462	809,697	5,295,537	1,399,173

Total	$31,493,156	$2,575,572	$21,749,193	$3,742,198	$53,242,349	$6,317,770

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2007	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$332,888	$73	$—	$—	$332,888	$73
Obligations of states and political subdivisions	30,702,474	1,013,844	6,202,926	178,819	36,905,400	1,192,663
Corporate securities	191,974	8,026	—	—	191,974	8,026

Total fixed maturities	31,227,336	1,021,943	6,202,926	178,819	37,430,262	1,200,762

Equity securities:
Banks, trusts and insurance companies	1,430,800	230,617	—	—	1,430,800	230,617
Industrial and miscellaneous	461,090	113,462	—	—	461,090	113,462
Closed end bond funds	3,392,231	226,408	1,525,391	155,135	4,917,622	381,543

Total equities	5,284,121	570,487	1,525,391	155,135	6,809,512	725,622

Total	$36,511,457	$1,592,430	$7,728,317	$333,954	$44,239,774	$1,926,384

As of September 30, 2008, we had 86 fixed income securities and 5 equity securities that have been in an unrealized loss position for 12 months or longer. Of the fixed income securities, 83 are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). The 3 remaining non-investment grade fixed income securities have an aggregate unrealized loss of $135,967 and an aggregate fair value to cost ratio of 78.9% at September 30, 2008. All 86 of the fixed income securities are current on interest and principal and we believe that it is probable that all contract terms of each security will be satisfied. Of the 5 equity securities, all 5 equity securities relate to investments in closed end bond funds. Each of these investments continues to pay

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
its regularly scheduled monthly dividend and there have been no material changes in credit quality for any of these funds over the past twelve months. The increase in unrealized loss position for investments as of September 30, 2008, including equity securities, is primarily due to the changes in the interest rate environment and/or current capital market conditions, and we believe we have the positive intent and ability to hold the affected securities until they mature or substantially recover in value.

Impairment charges included in net realized losses on investments during the three months ended September 30, 2008 and 2007 were $1,171,957 and $541,528, respectively. The impairment charges during the three months ended September 30, 2008 were primarily due to the following: (1) $332,000 in impairment charges for a corporate fixed income security (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (2) $231,601 in impairment charges for an equity security of a financial institution (AIG) who suffered a liquidity crisis following the downgrade of its credit rating; (3) $200,477 in impairment charges for an equity security of a financial institution (Lehman Brothers) who filed for bankruptcy due to losses in the credit markets; (4) $231,450 in impairment charges for equity securities of three financial institutions whose fair values were adversely affected primarily by the credit markets; and (5) $176,429 in impairment charges of equity securities of two other companies whose fair values were adversely affected by current market conditions.

Impairment charges included in net realized losses on investments during the nine months ended September 30, 2008 and 2007 were $2,405,678 and $541,528, respectively. The impairment charges during the nine months ended September 30, 2008 were primarily due to the following: (1) $683,836 in impairment charges primarily for floating rate municipal bond securities of nine issuers whose fair values were adversely affected primarily by the decline in short-term interest rates during the first quarter of 2008; (2) $596,357 in impairment charges for equity securities of five financial institutions whose fair values were adversely affected primarily by the credit markets; (3) $332,000 in impairment charges for a corporate fixed income security (SLM Corp or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (4) $231,601 in impairment charges for an equity security of a financial institution (AIG) who suffered a liquidity crisis following the downgrade of its credit rating; (5) $200,477 in impairment charges for an equity security of a financial institution (Lehman Brothers) who filed for bankruptcy due to losses in the credit markets; (6) $139,777 in impairment charges for equity securities of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market; and (7) $221,629 in impairment charges of equity securities of three other companies whose fair values were adversely affected by current market conditions.

4.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.81% and 9.62% at September 30, 2008 and 2007, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (7.81% and 9.28% at September 30, 2008 and 2007, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended September 30, 2008 and 2007 was $269,673 and $372,436, respectively, and $876,195 and $1,101,718 for the nine months ended September 30, 2008 and 2007, respectively. The terms of the junior subordinated debentures contain various restrictive covenants. As of September 30, 2008, Bancinsurance Corporation was in compliance with all such covenants.

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

Our provision for federal income taxes for the nine months ended September 30, 2008 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other operating expenses” category within our condensed consolidated statements of income.

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

We have stock options and restricted stock outstanding at September 30, 2008 under two equity compensation plans (collectively, the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.

The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 145,500 common shares were outstanding at September 30, 2008 and expire at various dates from 2009 to 2013 and range in option price per share from $4.063 to $6.25. Of the options for 145,500 common shares outstanding, 16,000 have been granted to our non-employee directors and 129,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 583,000 common shares were outstanding at September 30, 2008 and expire at various dates from 2012 to 2018 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 122,443 restricted common shares were also outstanding at September 30, 2008. Of the total equity-based awards for 705,443 common shares outstanding under the 2002 Plan, 34,000 have been granted to our non-employee directors and 671,443 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of September 30, 2008, there were 225,647 common shares available for future grant under the 2002 Plan.

The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and then recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. For the nine months ended September 30, 2008, the Company granted 84,624 restricted common shares to employees which were valued at $4.75 per share. There were 18,910 restricted shares that vested during the nine months ended September 30, 2008.

The following table summarizes restricted stock award activity under our 2002 Plan from January 1, 2008 through September 30, 2008:

		Weighted-average
		grant date fair value
	Shares	per common share

Outstanding at January 1, 2008	56,729	$6.40
Granted	84,624	4.75
Vested	(18,910)	6.40
Cancelled	—	—

Outstanding at September 30, 2008	122,443	$5.41

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

The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of the common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. For the nine months ended September 30, 2008, the Company granted 12,000 stock options to non-employee directors which were valued at $2.72 per share using the following assumptions:

Risk-free interest rate	3.27%
Expected life	7 years
Expected volatility	53.2%
Dividend yield	0%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes all stock option activity under the Plans from January 1, 2008 through September 30, 2008:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value

Outstanding at January 1, 2008	748,500	$5.65
Granted	12,000	4.75
Exercised	—	—
Expired	(32,000)	4.84
Cancelled	—	—

Outstanding at September 30, 2008	728,500	$5.67	5.50	$370,093

Vested and exercisable at September 30, 2008	534,900	$5.48	4.81	$355,693

The aggregate intrinsic value represents the total pretax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on September 30, 2008 ($5.95), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date (only includes options that are in-the-money at September 30, 2008). There were no stock options exercised during the nine months ended September 30, 2008.

The following table summarizes nonvested stock option activity under the Plans from January 1, 2008 through September 30, 2008:

		Weighted-average
		grant date fair value
	Shares	per common share

Nonvested at January 1, 2008	264,800	$2.41
Granted	12,000	2.72
Vested	83,200	2.27
Expired	—	—
Cancelled	—	—

Nonvested at September 30, 2008	193,600	$2.49

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense for the three months ended September 30, 2008 and 2007 of $102,015 and $96,768 ($67,330 and $63,867 net of tax), respectively, and $279,692 and $246,752 ($184,597 and $162,856 net of tax) for the nine months ended September 30, 2008 and 2007, respectively. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” the equity-based compensation expense is classified within other operating expenses in the condensed consolidated statements of income to correspond with the same line item as cash compensation paid to employees.

As of September 30, 2008, the total pretax equity-based compensation cost related to nonvested stock options and nonvested restricted stock not yet recognized was $973,292. The weighted-average period over which this cost is expected to be recognized is approximately 2.3 years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 9/30/08	contractual life (years)	price	at 9/30/08	price

4.063 — 4.82	162,000	3.93	$4.50	150,000	$4.48
5.00 — 5.375	189,500	3.58	5.23	189,500	5.23
6.00 — 6.40	248,000	7.65	6.02	116,000	6.04
7.04 — 8.00	129,000	6.18	7.11	79,400	7.14

Total ($4.063 — $8.00)	728,500	5.50	$5.67	534,900	$5.48

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
7.	Other Comprehensive Income

The components of other comprehensive income (loss) and the related federal income tax effects for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(4,824,650)	$(1,640,381)	$(3,184,269)
Less: reclassification adjustments for losses realized in net income	(1,159,484)	(394,225)	(765,259)

Net unrealized holding losses	(3,665,166)	(1,246,156)	(2,419,010)

Other comprehensive loss	$(3,665,166)	$(1,246,156)	$(2,419,010)

	Three Months Ended September 30, 2007
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2007	$(443,176)	$(150,680)	$(292,496)
Less: reclassification adjustments for losses realized in net income	(556,425)	(189,184)	(367,241)

Net unrealized holding gains	113,249	38,504	74,745

Other comprehensive income	$113,249	$38,504	$74,745

	Nine Months Ended September 30, 2008
	Pre-tax	Income tax	Net-of-tax
	amount	benefit	amount

Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(7,763,637)	$(2,639,637)	$(5,124,000)
Less: reclassification adjustments for losses realized in net income	(2,016,045)	(685,455)	(1,330,590)

Net unrealized holding losses	(5,747,592)	(1,954,182)	(3,793,410)

Other comprehensive loss	$(5,747,592)	$(1,954,182)	$(3,793,410)

	Nine Months Ended September 30, 2007
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding losses on securities:
Unrealized holding losses arising during 2007	$(1,238,708)	$(421,161)	$(817,547)
Less: reclassification adjustments for losses realized in net income	(483,140)	(164,267)	(318,873)

Net unrealized holding losses	(755,568)	(256,894)	(498,674)

Other comprehensive loss	$(755,568)	$(256,894)	$(498,674)

8.	Reinsurance

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

In addition to the arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share arrangements, one unemployment compensation facultative reinsurance arrangement, and a reinsurance arrangement for a vehicle service contract program. For more information concerning this vehicle service contract program, see “Automobile Service Program” below.

From 2001 until the end of the second quarter of 2004, we participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Discontinued Bond Program” below.

A reconciliation of direct to net premiums, on both a written and earned basis, for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008		2007		2008		2007
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$16,848,318	$15,851,838	$18,812,031	$15,208,532	$51,475,380	$48,398,215	$53,531,162	$40,905,237
Assumed	1,385,217	1,424,927	1,709,567	978,962	4,126,657	3,884,510	3,553,679	2,704,249
Ceded	(8,181,870)	(5,691,707)	(7,927,458)	(3,971,833)	(23,766,855)	(15,766,947)	(22,218,187)	(8,992,843)

Net	$10,051,665	$11,585,058	$12,594,140	$12,215,661	$31,835,182	$36,515,778	$34,866,654	$34,616,643

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months ended September 30, 2008 and 2007 were $3,524,018 and $2,059,255, respectively, and $8,448,608 and $4,988,463 during the nine months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008 and 2007, ceded reinsurance decreased commission expense incurred by $767,147 and $595,503, respectively, and by $2,513,511 and $1,773,165 during the nine months ended September 30, 2008 and 2007, respectively.

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

For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through September 30, 2008, except as noted below.

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

As of September 30, 2008, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (without any offset for recoveries).

It should also be noted that Harco has reported to us that it has received an updated invoice from the Department of Homeland Security (“DHS”) for breached immigration bonds and, that as of September 30, 2008, Harco’s immigration bond reserve estimate was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.8 million (based on the difference between our proportionate share of Harco’s reserve estimate as of September 30, 2008 and the updated DHS invoice).
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

Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of September 30, 2008, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both September 30, 2008 and December 31, 2007, our total loss and LAE reserves for Highlands were approximately $4.8 million.

We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are reserving to our best estimate of the ultimate liability on the program at September 30, 2008 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.

Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at September 30, 2008. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.

Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2008 and December 31, 2007 (dollars in millions):

	September 30,	December 31,
	2008	2007
Bail Bonds:
Case reserves	$0.6	$0.5
Incurred but not reported (“IBNR”) reserves	4.3	4.5

Total bail bond reserves	4.9	5.0

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.6	1.5

Total immigration bond reserves	1.8	1.7

Total loss and LAE reserves	$6.7	$6.7

For the nine months ended September 30, 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate during the second quarter of 2008. Discontinued bond program losses and LAE were $497,627 for the nine months ended September 30, 2007. The losses in 2007 were primarily attributable to an increase in reported losses from Highlands during the second quarter of 2007. There were no discontinued bond program losses for the third quarter of 2008 or 2007.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Automobile Service Contract Program

During 2001, we began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. We have issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. We are obligated to pay a claim only if a Provider fails to do so. Under two reinsurance arrangements, we cede 100% of the business produced to two different insurance carriers. In addition, we obtained collateral in the form of a $4.3 million letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. This Provider has not written any service contracts under our insurance policies after the commencement of the February 2007 liquidation proceeding. The other Provider has not written any service contracts under our insurance policies since December 31, 2007.

On August 24, 2007, we drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. Claims of the bankruptcy Provider are currently being paid out of these funds. As of September 30, 2008, the total cash held by us as collateral for this program consisted of approximately $4.6 million, which funds are currently invested in short term investments. We have estimated our liability for claims under this program to be approximately $3.4 million as of September 30, 2008. Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to us. However, if our actual liability for claims under this program exceeds the collateral held by us and if we are unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
9.	Commitments and Contingencies

See Note 13 to the Condensed Consolidated Financial Statements for information concerning the SEC investigation. See “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for information concerning the Highlands arbitration.

We were also involved in two other legal proceedings arising in the ordinary course of business. During the third quarter of 2008, we settled both disputes which resulted in approximately $0.6 million of incurred expenses for the nine months ended September 30, 2008.

In addition, we are involved in other legal proceedings arising in the ordinary course of business, none of which, we believe, either individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. These legal proceedings are routine in nature and incidental to our business.

We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of September 30, 2008, the principal balance of the mortgage was $492,360 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
10. Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(189,681)	$1,604,343	$642,269	$3,702,061

Income (loss) available to common shareholders, assuming dilution	(189,681)	1,604,343	642,269	3,702,061

Weighted average common shares outstanding	5,054,979	4,950,443	5,017,098	4,959,868
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	—	91,498	18,013	94,769

Diluted common shares	5,054,979	5,041,941	5,035,111	5,054,637

Net income (loss) per common share (1):
Basic	$(0.04)	$0.33	$0.13	$0.75
Diluted	$(0.04)	$0.32	$0.13	$0.73

(1)	Year-to-date income per share amounts may not foot when adding the quarterly income per share amounts due to rounding.
11.	Segment Information

We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following table provides financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended
	September 30, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$10,547,280	$—	$10,547,280
Intersegment revenues	—	533,541	533,541
Interest revenue	937,394	287	937,681
Interest expense	—	—	—
Depreciation and amortization	37,778	—	37,778
Segment profit	584,371	533,709	1,118,080
Federal income tax (benefit) expense	(118,716)	181,460	62,744

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended
	September 30, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$11,827,897	$—	$11,827,897
Intersegment revenues	—	519,014	519,014
Interest revenue	969,287	644	969,931
Interest expense	—	—	—
Depreciation and amortization	126,522	—	126,522
Segment profit	1,884,317	519,536	2,403,853
Federal income tax expense	270,623	176,642	447,265

	Nine Months Ended
	September 30, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$34,790,202	$—	$34,790,202
Intersegment revenues	—	1,451,203	1,451,203
Interest revenue	2,788,952	931	2,789,883
Interest expense	12	—	12
Depreciation and amortization	113,316	—	113,316
Segment profit	3,511,192	1,451,761	4,962,953
Federal income tax expense	429,083	493,598	922,681
Segment assets	150,380,945	392,595	150,773,540

	Nine Months Ended
	September 30, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$34,484,683	$—	$34,484,683
Intersegment revenues	—	1,014,111	1,014,111
Interest revenue	2,938,292	1,842	2,940,134
Interest expense	233	—	233
Depreciation and amortization	316,254	—	316,254
Segment profit	5,158,503	1,015,601	6,174,104
Federal income tax expense	887,895	345,304	1,233,199
Segment assets	141,733,218	341,320	142,074,538

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table provides a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Total revenues for reportable segments	$12,018,502	$13,316,842	$39,031,288	$38,438,928
Parent company gain	17,871	74,425	47,920	153,425
Net realized gain on sale of affiliate	—	—	—	62,500
Elimination of intersegment revenues	(533,541)	(519,014)	(1,451,203)	(1,014,111)

Total consolidated revenues	$11,502,832	$12,872,253	$37,628,005	$37,640,742

Profit
Total profit for reportable segments	$1,118,080	$2,403,853	$4,962,953	$6,174,104
Parent company loss, net of intersegment eliminations	(1,442,853)	(631,425)	(4,408,413)	(1,842,028)
Net realized gain on sale of affiliate	—	—	—	62,500

Total consolidated income (loss) before income taxes	$(324,773)	$1,772,428	$554,540	$4,394,576

Assets
Total assets for reportable segments			$150,773,540	$142,074,538
Parent company assets			4,544,016	5,313,096
Elimination of intersegment receivables			(211,414)	(303,340)

Total consolidated assets			$155,106,142	$147,084,294

12.	Common Share Repurchase Program

On March 7, 2007, the Board of Directors adopted a common share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company. This repurchase program expires on December 31, 2008. Through September 30, 2008, the Company had repurchased 117,348 common shares at an aggregate cost of $731,900 and at an average price per share of $6.24 under this program. There were no common share repurchases during the first nine months of 2008.

13.	Guarantees

As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (“SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC and is engaged in discussions with the staff of the SEC in an effort to resolve this matter.

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

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34” (“FIN 45”). The Company has determined that the above referenced undertaking agreements are within the scope of FIN 45. In order to estimate the fair value of future obligations under these undertaking agreements, the Company periodically obtains estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. Based on these estimates, the Company recorded a FIN 45 liability of $0.7 million and $1.3 million as of September 30, 2008 and December 31, 2007, respectively, which is included within other liabilities in the accompanying

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
condensed consolidated balance sheets. The FIN 45 liability at September 30, 2008 as compared to the FIN 45 liability at December 31, 2007 reflects (a) a decrease of approximately $1.5 million as a result of actual legal fees and expenses for services rendered through September 30, 2008 related to the undertaking agreements and (b) an increase of approximately $1.0 million as a result of a net increase in the estimated future legal costs related to the undertaking agreements. The Company cannot predict what actions, if any, the SEC will take after each officer has responded to the Notice. As a result, the Company cannot estimate any future obligations related to the undertaking agreements beyond the estimated costs to respond to the Notice. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different from the estimated fair value of such future payments as recorded at September 30, 2008 ($0.7 million).
14.	Bank Line of Credit

Bancinsurance Corporation has a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010, having a $2,500,000 and $0 outstanding balance at September 30, 2008 and December 31, 2007, respectively. The terms of the revolving credit agreement contain various restrictive covenants. As of September 30, 2008, Bancinsurance Corporation was in compliance with all such covenants. The revolving line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (4.25% at September 30, 2008). Interest expense related to the bank line of credit for the three months ended September 30, 2008 and 2007 was $27,448 and $0, respectively, and $54,739 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, the current credit markets, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, controlling interest of the Sokol family, the ongoing Securities and Exchange Commission (“SEC”) investigation, litigation, developments in the discontinued bond program and the automobile service contract program, and the other risk factors described in the Company’s filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
We have certain other specialty products which consist primarily of two vehicle service contract programs and two contract surety bonds not produced under our WIP program. The premiums produced under other specialty products are not considered material to our results of operations. Our two contract surety bonds are for one contractor and are indemnified by the principal which reduces our risk of loss. For our two vehicle service contract programs, we maintain collateral in excess of our estimated claim obligations, which reduces our risk of loss. For more information concerning one of the vehicle service contract programs, see “Automobile Service Program” in Note 8 to the Condensed Consolidated Financial Statements and “Overview-Automobile Service Program” below.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through September 30, 2008, except as noted below.
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
As of September 30, 2008, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (without any offset for recoveries).
It should also be noted that Harco has reported to us that it has received an updated invoice from the Department of Homeland Security (“DHS”) for breached immigration bonds and, that as of September 30, 2008, Harco’s immigration bond reserve estimate was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.8 million (based on the difference between our proportionate share of Harco’s reserve estimate as of September 30, 2008 and the updated DHS invoice).
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
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of September 30, 2008, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both September 30, 2008 and December 31, 2007, our total loss and LAE reserves for Highlands were approximately $4.8 million.
We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are reserving to our best estimate of the ultimate liability on the program at September 30, 2008 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at September 30, 2008. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2008 and December 31, 2007 (dollars in millions):

	September 30,	December 31,
	2008	2007
Bail Bonds:
Case reserves	$0.6	$0.5
Incurred but not reported (“IBNR”) reserves	4.3	4.5

Total bail bond reserves	4.9	5.0

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.6	1.5

Total immigration bond reserves	1.8	1.7

Total loss and LAE reserves	$6.7	$6.7

For the nine months ended September 30, 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate during the second quarter of 2008. Discontinued bond program losses and LAE were $497,627 for the nine months ended September 30, 2007. The losses in 2007 were primarily attributable to an increase in reported losses from Highlands during the second quarter of 2007. There were no discontinued bond program losses for the third quarter of 2008 or 2007.
See “Business Outlook-Expenses” below for information regarding our anticipated legal costs associated with the Highlands’ arbitration.
Automobile Service Contract Program
During 2001, we began issuing insurance policies which guarantee the performance obligations of two automobile service contract providers (the “Providers”). The Providers are owned by a common parent. We have issued insurance policies covering business produced by the Providers in five states. Our insurance policies guarantee the fulfillment of the Providers’ obligations under the service contracts. Under the program, the Providers maintain the reserves and related assets and are responsible for the claims administration. We are obligated to pay a claim only if a Provider fails to do so. Under two reinsurance arrangements, we cede 100% of the business produced to two different insurance carriers. In addition, we obtained collateral in the form of a $4.3 million letter of credit to secure our obligations under the program. On February 15, 2007, one of the Providers entered into an Assignment for the Benefit of Creditors liquidation proceeding. On March 2, 2007, the Illinois Department of Insurance moved for, and obtained, an Order of Conservation, which granted the Illinois Department of Insurance the authority to ascertain the condition and conserve the assets of that Provider. On April 13, 2007, this Provider filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On June 12, 2007, the Bankruptcy Court ruled that the Provider was an eligible debtor for purposes of the Bankruptcy Code. This Provider has not written any service contracts under our insurance policies after the commencement of the February 2007 liquidation proceeding. The other Provider has not written any service contracts under our insurance policies since December 31, 2007.
On August 24, 2007, we drew on the $4.3 million letter of credit and subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. Claims of the bankruptcy Provider are currently being paid out of these funds. As of September 30, 2008, the total cash held by us as collateral for this program consisted of approximately $4.6 million,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
which funds are currently invested in short term investments. We have estimated our liability for claims under this program to be approximately $3.4 million as of September 30, 2008. Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to us. However, if our actual liability for claims under this program exceeds the collateral held by us and if we are unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
Ongoing SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC and is engaged in discussions with the staff of the SEC in an effort to resolve this matter.
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
For the three and nine months ended September 30, 2008, the Company incurred expenses of approximately $1.0 million and $3.1 million, respectively, related to the SEC investigation. For the third quarter of 2008, the $1.0 million of expenses consisted of (1) approximately $0.6 million of Company expenses and (2) approximately a $0.4 million net increase in the Company’s FIN 45 liability related to the undertaking agreements as a result of receipt of updated estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. For the first nine months of 2008, the $3.1 million of expenses consisted of (1) approximately a $2.1 million of Company expenses and (2) approximately a $1.0 million net increase in the Company’s FIN 45 liability.
Due to the inherent uncertainties of the SEC investigation, the Company cannot estimate with reasonable certainty the amount, range of amounts, timing or ultimate outcome of the SEC investigation. Accordingly, the Company has not recorded any accrual for loss contingencies for the SEC investigation as of September 30, 2008, other than the FIN 45 liability ($0.7 million) related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements. The ultimate outcome of the SEC investigation, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition, or results of operations and the SEC investigation could divert the efforts and attention of management from the Company’s ordinary business operations.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Nine Months Ended September 30,
	2007-2008
	Three Months Ended		Nine Months Ended
	Amount	% Change	Amount	% Change

Net premiums earned	$(630,603)	(5.2)%	$1,899,135	5.5%
Net investment income	21,299	2.2%	(117,880)	(4.0)%
Net realized losses on investments	(603,059)	108.4%	(1,532,905)	317.3%
Management fees	(99,661)	(60.6)%	(99,217)	(25.5)%
Total revenues	(1,369,421)	(10.6)%	(12,737)	(0.0)%
Losses and LAE	(1,170,365)	(17.5)%	370,685	2.1%
Policy acquisition costs	976,935	47.8%	577,889	7.0%
SEC investigation expenses	1,035,773	100.0%	3,096,229	100.0%
(Loss) income before federal income taxes	(2,097,201)	(118.3)%	(3,840,036)	(87.4)%
Net (loss) income	(1,794,024)	(111.8)%	(3,059,792)	(82.7)%
Net (loss) income for the third quarter 2008 was $(189,681), or $(0.04) per diluted share, compared to $1,604,343, or $0.32 per diluted share, a year ago. The decline in third quarter 2008 net income compared to a year ago was primarily attributable to (1) $1.0 million of expenses recorded during the third quarter of 2008 related to the ongoing SEC investigation and (2) a $0.6 million increase in net realized losses on investments due to other-than-temporary impairment charges. On a year-to-date basis, net income was $642,269, or $0.13 per diluted share, for the first nine months of 2008 compared to $3,702,061, or $0.73 per diluted share, for the same period last year. The most significant factors that influenced this period-over-period comparison were (1) $3.1 million of expenses recorded during the first nine months of 2008 related to the ongoing SEC investigation and (2) a $1.5 million increase in net realized losses on investments due to other-than-temporary impairment charges. These negative factors were partially offset by a $0.6 million decrease in discontinued bond program losses during the first nine months of 2008 compared to a year ago.
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

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

GAAP:
Loss ratio	50.1%	56.6%	52.4%	53.1%
Expense ratio	43.4%	31.4%	40.1%	38.9%

Combined ratio	93.5%	88.0%	92.5%	92.0%

Statutory:
Loss ratio	50.1%	56.6%	52.4%	53.1%
Expense ratio	44.7%	26.4%	44.3%	36.3%

Combined ratio	94.8%	83.0%	96.7%	89.4%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared to September 30, 2007
Net Premiums Earned. Net premiums earned decreased 5.2%, or $630,603, to $11,585,058 for the third quarter 2008 from $12,215,661 a year ago principally due to a decrease in premiums for our ULI product line.
Net premiums earned for ULI decreased 16.6%, or $1,039,400, to $5,205,534 for the third quarter 2008 from $6,244,934 a year ago primarily due to a decrease in lending volume for certain financial institution customers.
Net premiums earned for CPI increased 231.4%, or $317,709, to $454,987 for the third quarter 2008 from $137,278 a year ago primarily due to a new financial institution customer added during the third quarter of 2008.
Net premiums earned for GAP decreased 16.9%, or $487,943, to $2,405,871 for the third quarter 2008 from $2,893,814 a year ago primarily due to a decrease in lending volume for certain financial institution customers combined with the cancellation of a poor performing customer in the second quarter of 2008.
Net premiums earned for UC products increased 10.5%, or $156,434, to $1,643,212 for the third quarter 2008 from $1,486,778 a year ago primarily due to pricing increases for our UCassure® product.
Net premiums earned for WIP increased 30.6%, or $423,857, to $1,810,674 for the third quarter 2008 from $1,386,817 a year ago primarily due to an increase in assumed waste surety bonds as a result of a 5% quota share reinsurance arrangement that was entered into in the second quarter of 2007.
Investment Income. We seek to invest in investment-grade obligations of states and political subdivisions primarily because the majority of the interest income from such investments is tax-exempt and such investments have generally resulted in more favorable net yields. Net investment income increased slightly to $1,002,029 for the third quarter 2008 from $980,730 a year ago primarily due to an increase in yields.
We generally decide whether to sell securities based upon investment opportunities and tax consequences. We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the difference between the book value and estimated fair value is charged to income as a realized loss on investments. Net realized losses on investments increased $603,059, to $1,159,484 for the third quarter 2008 from $556,425 a year ago primarily due to an increase in impairment charges. Impairment charges included in net realized losses on investments during the three months ended September 30, 2008 and 2007 were $1,171,957 and $541,528, respectively. The impairment charges during the three months ended September 30, 2008 were primarily due to the following: (1) $332,000 in impairment charges for a corporate fixed income security (SLM Corp or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (2) $231,601 in impairment charges for an equity security of a financial institution (AIG) who suffered a liquidity crisis following the downgrade of its credit rating; (3) $200,477 in impairment charges for an equity security of a financial institution (Lehman Brothers) who filed for bankruptcy due to losses in the credit markets; (4) $231,450 in impairment charges for equity securities of three financial institutions whose fair values were adversely affected primarily by the credit markets; and (5) $176,429 in impairment charges of equity securities of two other companies whose fair values were adversely affected by current market conditions.
For more information concerning impairment charges, see “Business Outlook-Investments” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Pursuant to the terms of certain surety bonds issued by us that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by us in contract funds on deposit and are used for the payment of benefit charges. We have agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between us and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Our management fees decreased 60.6%, or $99,661, to $64,924 for the third quarter 2008 from $164,585 a year ago primarily due to an increase in unemployment benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE decreased 17.5%, or $1,170,365, to $5,500,815 for the third quarter 2008 from $6,671,180 a year ago primarily due to a decrease in losses for our ULI product line.
ULI losses and LAE decreased 24.2%, or $1,090,761, to $3,411,112 for the third quarter 2008 from $4,501,873 a year ago primarily due to the decline in business combined with improved loss ratios for certain financial institution customers.
CPI losses and LAE increased 282.5%, or $86,353, to $116,924 for the third quarter 2008 from $30,571 a year ago primarily due to the growth in the business.
GAP losses and LAE decreased 32.9%, or $560,179, to $1,143,693 for the third quarter 2008 from $1,703,872 a year ago primarily due to the decline in business.
UC losses and LAE increased 229.0%, or $455,586, to $654,522 for the third quarter 2008 from $198,936 a year ago primarily due to the settlement of a pending dispute with a former UC customer during the third quarter of 2008. Also See Note 9 to the Condensed Consolidated Financial Statements for information concerning the settlement of this dispute.
WIP losses and LAE decreased 28.8%, or $67,921, to $167,830 for the third quarter 2008 from $235,751 a year ago primarily due to a decrease in losses and LAE for our waste surety bonds. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months.
There were no losses for our discontinued bond program during the third quarter of 2008 or 2007. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs and Other Operating Expenses. Policy acquisition costs increased 47.8%, or $976,935, to $3,019,874 for the third quarter 2008 from $2,042,939 a year ago primarily due to an increase in WIP commissions due to growth in business and an increase in contingent commission expense for one of our ULI agents due to improved underwriting performance for its book of business. Other operating expenses declined slightly to $1,974,022 for the third quarter 2008 from $2,013,270 a year ago.
SEC Investigation Expenses.
SEC investigation expenses were $1,035,773 during the third quarter of 2008 (compared to zero a year ago) primarily due to legal services rendered during the quarter combined with an increase in estimated future legal costs associated with the undertaking agreements. See “Overview-Ongoing SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense declined 20.2%, or $75,315, to $297,121 for the third quarter 2008 from $372,436 a year ago as a result of declining interest rates on our trust preferred debt which was partially offset by an increase in interest expense for our bank line of credit. See “Liquidity and Capital Resources” below and Notes 4 and 14 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of our interest expense, and our use of the line of credit.
Federal Income Taxes. Our effective income tax rate was 41.6% for the third quarter 2008 compared to 9.5% a year ago. This increase was primarily attributable to the ratio of tax-exempt income when compared to income from operations for each period. The increase in the effective tax rate for third quarter 2008 was primarily attributable to impairment charges taken on our investment portfolio combined with SEC expenses during the quarter which reduced our income from operations, thus making our ratio of tax exempt investment income to income from operations higher than a year ago.
GAAP Combined Ratio. For the third quarter 2008, the combined ratio increased to 93.5% from 88.0% a year ago. The loss ratio improved to 50.1% for the third quarter 2008 from 56.6% a year ago primarily due to improved loss ratios for certain ULI financial institution customers. The expense ratio increased to 43.4% for the third quarter 2008 from 31.4% a year ago primarily due to the increase in commission expense as described above.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Nine Months Ended September 30, 2008 Compared to September 30, 2007
Net Premiums Earned. Net premiums earned increased 5.5%, or $1,899,135, to $36,515,778 for the first nine months of 2008 from $34,616,643 a year ago primarily due to an increase in premiums for our WIP product line.
ULI net premiums earned increased 4.1%, or $694,560, to $17,694,425 for the first nine months of 2008 from $16,999,865 a year ago primarily due to (1) a decrease in retrospective premium adjustments and (2) an increase in lending volume for certain financial institution customers. These increases were partially offset by a decrease in lending volume for certain financial institution customers. Certain of our policies have a retrospective premium adjustment feature whereby the customer can receive a premium return when their actual loss and expense experience is less than their policy limits. The retrospective premium adjustment is primarily influenced by ULI loss experience-to-date and premium growth. A decrease in retrospective premium adjustments results in a positive impact to net premiums earned whereas an increase in retrospective premium adjustments results in a decrease to net premiums earned. The retrospective premium adjustment does not have any impact to net income (i.e., as losses increase, net premiums earned increases by the same amount through the retrospective premium adjustment; and conversely, as losses decrease, net premiums earned decreases by the same amount through the retrospective premium adjustment). Retrospective premium adjustments decreased for the first nine months of 2008 when compared to a year ago primarily due to an increase in loss frequency for one of our financial institution customers. Management anticipates that retrospective premium adjustments will fluctuate in future periods based upon loss experience and premium growth.
Net premiums earned for CPI increased 27.4%, or $211,294, to $981,891 for the first nine months of 2008 from $770,597 a year ago primarily due to a new financial institution customer added during the third quarter of 2008.
Net premiums earned for GAP decreased 10.5%, or $877,486, to $7,453,826 for the first nine months of 2008 from $8,331,312 a year ago primarily due to a decrease in lending volume for certain financial institution customers.
Net premiums earned for UC products increased 9.6%, or $429,776, to $4,925,419 for the first nine months of 2008 from $4,495,643 a year ago primarily due to pricing increases for our UCassure® product.
Net premiums earned for WIP increased 38.0%, or $1,457,846, to $5,292,231 for the first nine months of 2008 from $3,834,385 a year ago primarily due to (1) an increase in assumed waste surety bonds as a result of a 5% quota share reinsurance arrangement that was entered into in the second quarter of 2007, (2) an increase in direct waste surety bond premiums due to the general insurance agent increasing its placement of business with us and (3) an increase in contract surety bond premiums, which we began writing in the second half of 2006.
Investment Income. Net investment income decreased 4.0%, or $117,880, to $2,810,609 for the first nine months of 2008 from $2,928,489 a year ago. This decline is consistent with the decline in the size of our average investment portfolio for the first nine months of 2008 compared to a year ago. Yields remained relatively flat from period to period.
Net realized losses on investments increased $1,532,905, to $2,016,045 for the first nine months of 2008 from $483,140 a year ago primarily due to a $1,864,150 increase in impairment charges which was partially offset by a $331,245 increase in net realized gains recorded on the sales of equity and bond securities. Impairment charges included in net realized losses on investments during the nine months ended September 30, 2008 and 2007 were $2,405,678 and $541,528, respectively. The impairment charges during the nine months ended September 30, 2008 were primarily due to the following: (1) $683,836 in impairment charges primarily for floating rate municipal bond securities of nine issuers whose fair values were adversely affected primarily by the decline in short-term interest rates during the first quarter of 2008; (2) $596,357 in impairment charges for equity securities of five financial institutions whose fair values were adversely affected primarily by the credit markets; (3) $332,000 in impairment charges for a corporate fixed income security (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (4) $231,601 in impairment charges for an equity security of a financial institution (AIG) who suffered a liquidity crisis following the downgrade of its credit rating; (5) $200,477 in impairment charges for an equity security of a financial institution (Lehman Brothers) who filed for bankruptcy due to losses in the credit markets; (6) $139,777 in impairment charges for equity securities of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market; and (7) $221,629 in impairment charges of equity securities of three other companies whose fair values were adversely affected by current market conditions.
For more information concerning impairment charges, see “Business Outlook-Investments” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Management Fees. Our management fees decreased 25.5%, or $99,217, to $289,238 for the first nine months of 2008 from $388,455 a year ago primarily due to an increase in unemployment benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE increased 2.1%, or $370,685, to $18,373,894 for the first nine months of 2008 from $18,003,209 a year ago primarily due to an increase in ULI losses which was partially offset by a decrease in discontinued bond program losses.
ULI losses and LAE increased 5.6%, or $672,378, to $12,646,339 for the first nine months of 2008 from $11,973,961 a year ago primarily due to (1) an increase in loan defaults, bankruptcies and automobile repossessions for certain financial institution customers and (2) growth in business for certain financial institution customers. Theses increases were partially offset by a decrease in losses for certain financial institution customers due to a decline in their lending volume.
CPI losses and LAE increased 63.8%, or $119,082, to $305,728 for the first nine months 2008 from $186,646 a year ago primarily due to the growth in the business.
GAP losses and LAE remained relatively flat at $4,057,030 for the first nine months 2008 compared to 4,043,210 a year ago. The decrease in losses caused by the decline in business was offset by favorable loss development that occurred in the prior year.
UC losses and LAE increased 34.3%, or $242,578, to $948,881 for the first nine months of 2008 from $706,303 a year ago primarily due to the settlement of a pending dispute with a prior UC customer during the third quarter of 2008. Also See Note 9 to the Condensed Consolidated Financial Statements for information concerning the settlement of this dispute.
WIP losses and LAE decreased 21.0%, or $125,093, to $470,192 for the first nine months of 2008 from $595,285 a year ago primarily due to a decrease in losses and LAE for waste surety bonds which was partially offset by an increase in losses and LAE for contract surety bonds due to growth in that business. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
Discontinued bond program losses and LAE decreased 112.2%, or $558,556, to $(60,929) for the first nine months of 2008 from $497,627 a year ago. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs and Other Operating Expenses. Policy acquisition costs increased 7.0%, or $577,889, to $8,838,843 for the first nine months of 2008 from $8,260,954 a year ago primarily due to (1) an increase in premium taxes due to growth in our direct earned premiums and (2) an increase in administrative expenses for our UCassure® product due to its premium growth. Other operating expenses remained relatively flat at $5,833,554 for the first nine months of 2008 compared to $5,880,052 a year ago.
SEC Investigation Expenses.
SEC investigation expenses were $3,096,229 for the first nine months of 2008 (compared to zero a year ago) primarily due to legal services rendered during the period combined with an increase in estimated future legal costs associated with the undertaking agreements. See “Overview-Ongoing SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 15.5%, or $171,006, to $930,945 for the first nine months of 2008 from $1,101,951 a year ago as a result of declining interest rates on our trust preferred debt which was partially offset by an increase in interest expense for our bank line of credit. See “Liquidity and Capital Resources” below and Notes 4 and 14 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates, which makes up the majority of the Company’s interest expense, and our use of the line of credit.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Federal Income Taxes. Our estimated annual effective income tax rate was (15.8)% for the first nine months of 2008 compared to 15.8% a year ago. This decrease was primarily attributable to the ratio of tax-exempt income when compared to income from operations for each period. During 2008, the impairment charges on our investment portfolio combined with the SEC investigation expenses have significantly lowered our ratio of tax-exempt income when compared to income from operations which resulted in the negative estimated annual effective rate this year.
GAAP Combined Ratio. For the first nine months of 2008, the combined ratio increased to 92.5% from 92.0% a year ago. The loss ratio improved to 52.4% for the first nine months of 2008 from 53.1% a year ago primarily due to the decrease in discontinued bond program losses. The expense ratio increased to 40.1% for the first nine months of 2008 from 38.9% a year ago primarily due to the increase in premium taxes and administrative fees as described above.
BUSINESS OUTLOOK
Current Financial Crisis
The credit markets suffered a severe upheaval during the third quarter of 2008. Credit spreads expanded due to increased fears of mounting mortgage losses across the financial sector and caused the market’s liquidity crisis to intensify. Higher borrowing rates and fears of outsized losses led to the federal government takeover of Fannie Mae and Freddie Mac in September 2008. This was followed by rapid succession with the bankruptcy of Lehman Brothers, the merger of Merrill and Bank of America, the bailout of AIG, failure of Washington Mutual, and Wachovia putting itself up for sale. After the federal government’s $700 billion bailout plan was approved, the focus of attention shifted from the banking crisis to economic fundamentals around the world and fears about the state of the world economy. These are unprecedented times that are still unfolding. As a result, it is extremely difficult to predict how the global financial crisis will impact us on both a short-term and longer-term basis. Our outlook for the remainder of 2008 and fiscal year 2009 is cautious.
Lender Service Products
Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The credit crisis is impacting automobile sales as consumers are struggling to qualify for loans and automakers are scaling back leasing. In addition, many consumers are not willing to make big purchases, such as for a new automobile. In September 2008, Ford, Toyota, Chrysler and Nissan all reported U.S. sales drops of over 30 percent. General Motor and Honda reported U.S. sales drops in September of 16 percent and 24 percent, respectively. Through September 30, 2008, certain of our banking customers have experienced declines in lending volume. Based on the current economic conditions, we expect that our banking customers’ lending volume will continue to decline; however, it is difficult for us to predict how much of a decline they will experience.
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
Due to the current weak economic conditions, certain of our lender service customers have experienced an increase in loan defaults, bankruptcies and automobile repossessions. As the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI and CPI customers, we experience an increase in the frequency of losses for these product lines. As the national economy remains unstable and unemployment levels remain high, our financial institution customers could experience an increase in loan defaults, bankruptcies and automobile repossessions. Incentives offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the higher level of gas prices has lowered the market value of less fuel-efficient vehicles. As used car prices decline, the “gap” between the value of the vehicle and the outstanding loan balance increases and thus the severity of our GAP losses increases. In addition, higher gas prices are expected to continue to impact the value of less fuel-efficient vehicles. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the pricing of our products and taking rate actions when necessary. One of the actions included changing policy types in the second quarter of 2008 for a poor performing ULI financial institution customer that we believe will improve its future underwriting performance. Another action included cancelling a poor performing GAP customer in the second quarter of 2008. During 2007 and the first nine months of 2008, this GAP customer had net premiums earned of $2.6 million and $1.9 million, respectively, and its combined ratio was 121% and 129%, respectively. As noted above, it will take a number of years for this block of business to fully run-off.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with a new EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. We expect this program to reduce our commission expense by approximately $0.8 million during fiscal year 2008 compared

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
to $0.3 million in 2007. As of September 30, 2008, we had approximately $1.7 million of deferred ceded commissions for this program that will be earned over approximately four years. Prior to first quarter of 2008, EPD was reported within our CPI product line.
Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009. During 2007, this program reduced our commission expense by approximately $0.4 million and we expect this program to reduce our commission expense by approximately $0.3 million during fiscal year 2008 and further decline in 2009.
Unemployment Compensation, Waste Industry and Discontinued Bond Program
During 2008, we experienced an increase in benefit charges for certain of our UC customers, which resulted in lower management fees for the first nine months of 2008 compared to 2007. Given the current economic conditions, it is possible that we could continue to experience an increase in benefit charges for our UC customers which would result in lower management fees and/or increased losses for our UC products; however, it is difficult for us to predict how material the impact would be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the pricing of our products and taking rate actions when necessary.
Since we began participating in the WIP program in 2004 there have not been any significant claims to date. If we were to have significant claims experience on this program during fiscal year 2008, such claims experience could have a material impact on our financial performance if our reserves prove to be materially deficient. As of September 30, 2008 our loss and LAE reserves for the WIP program were approximately $2.2 million. We currently do not believe that our reserves will be materially deficient. For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Landfill operators can fulfill their collateral requirements under Subtitles C and D of the Federal Resource Conservation and Recovery Act by either posting a surety bond or obtaining a letter of credit from a bank. As the crisis in the credit markets have restricted bank capital, there may be landfill operators who previously used a letter of credit to satisfy their collateral requirement to now use a surety bond instead. If that occurs, it could result in an increase in WIP premiums for us; however, it is difficult to predict if this will happen and if so, whether it will be material to us.
Furthermore, any developments on the discontinued bond program, including Harco and Highlands’ loss development and the Highlands’ arbitration, could have a material impact on our future results of operations and/or financial condition.
Expenses
Because there was little activity in the Highlands’ arbitration during 2007 and the first nine months of 2008, we incurred minimal legal costs during such periods for the Highlands’ arbitration. Management anticipates that we will continue to incur legal costs during fiscal year 2008 for the Highlands’ arbitration; however, it is uncertain how much activity there will be in 2008 for the Highlands’ arbitration. As a result, we cannot predict with reasonable certainty the amount or range of amounts of legal costs that will be incurred during fiscal year 2008 for the Highlands’ arbitration; however, it is possible that the amount of such legal costs could be material to our results of operations when the arbitration proceeding takes place. At the present time, we believe it is unlikely that the arbitration proceeding will take place in 2008. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information regarding the discontinued bond program arbitrations.
As disclosed above, during the fourth quarter of 2007, the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, we incurred the following expenses during the last four quarters related to the SEC investigation:

	4Q2007	1Q2008	2Q2008	3Q2008
SEC investigation expenses	$2,504,122	$1,450,872	$609,584	$1,035,773
We expect to continue to incur costs for the SEC investigation during the fourth quarter of 2008. Due to the inherent uncertainties of the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during the remainder of 2008 for the SEC investigation (other than the FIN 45 liability related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements); however, we believe that the amount of costs that will be incurred in

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
the fourth quarter of 2008 will be material to our results of operations for that period and the total amount of costs that will be incurred in fiscal year 2008 will be material to our results of operations for 2008. See “Overview-Ongoing SEC Investigation” above, “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our revolving line of credit. Interest rates have declined during the first nine months of 2008 when compared to a year ago. Assuming interest rates stay at their current levels, we would anticipate a decrease in our trust preferred debt interest expense of approximately $0.3 million during fiscal year 2008 when compared to 2007. On March 31, 2008, we drew $2.5 million on our line of credit and that amount remains outstanding at September 30, 2008. Assuming we do not draw additional amounts on the line of credit and/or pay down the line of credit during 2008, we would anticipate an increase in interest expense for the line of credit of approximately $0.1 million during fiscal year 2008 when compared to 2007 (when there was no outstanding balance under our line of credit). See “Liquidity and Capital Resources” below and Notes 4 and 14 to the Condensed Consolidated Financial Statements for more information concerning our trust preferred debt and revolving line of credit.
Investments
As of September 30, 2008, approximately 94% of our fixed income portfolio was invested in tax-exempt municipal bonds. Market liquidity for such bonds has been significantly affected by the current financial crisis and the changes on Wall Street, as trading partners such as Bear, Lehman, Merill and Wachovia had significant roles in supplying liquidity in the bond markets. With brokers gone or merging and other financial houses accumulating capital, the municipal bond markets have witnessed a dramatic widening in bid/ask spreads and a decrease in trading volume. Municipal bond returns for the month of September were the worst of any month of the past 20 years. Higher municipal bond yields and widening yield spreads, along with a general lack of liquidity in the municipal bond market, resulted in the weakest returns of the year for all municipal bonds. Redemptions from municipal bond mutual funds, forced selling from leveraged municipal bond investors and repositioning by some insurance companies toward taxable investments combined to produce a highly over-sold municipal bond market during third quarter of 2008. As a result, the gross unrealized loss for our bond portfolio increased from $1.2 million at June 30, 2008 to $4.9 million at September 30, 2008. The fair value of our fixed income portfolio could also be impacted by credit rating actions and related financial uncertainty associated with insurance companies that guarantee the obligations of our bonds. While municipal credits continue to demonstrate relative credit quality stability, market conditions are not likely to improve until the current liquidity crisis has passed.
Many of the securities within our equity portfolio have been negatively impacted by the current financial crisis. During the first nine months of 2008, we recorded approximately $2.4 million of impairment charges in our investment portfolio ($1.0 million for bonds and $1.4 million for stocks). Additional impairment charges within our investment portfolio during the remainder of 2008 are possible if current economic and financial conditions worsen. For more information concerning the unrealized loss position of our portfolio and impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Based on the factors discussed above, our outlook for the remainder of 2008 as well as the 2009 fiscal year is cautious.
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of September 30, 2008 and December 31, 2007, our capital structure consisted of trust preferred debt issued to affiliates, a bank line of credit and shareholders’ equity and is summarized in the following table:

	September 30,	December 31,
	2008	2007
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	2,500,000	—

Total debt obligations	17,965,000	15,465,000

Total shareholders’ equity	35,618,263	38,720,922

Total capitalization	$53,583,263	$54,185,922

Ratio of total debt obligations to total capitalization	33.5%	28.5%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
$248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.81% and 9.62% at September 30, 2008 and 2007, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (7.81% and 9.28% at September 30, 2008 and 2007, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of September 30, 2008, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has a $10,000,000 unsecured revolving line of credit with a maturity date of June 30, 2010. At September 30, 2008 and December 31, 2007, the outstanding balance under the line of credit was $2,500,000 and $0, respectively. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (4.25% at September 30, 2008). The terms of the revolving credit agreement contain various restrictive covenants. As of September 30, 2008, Bancinsurance Corporation was in compliance with all such covenants. We utilize the line of credit from time to time based on short-term cash flow needs, the then current prime rate and expected changes in the prime rate, Ohio Indemnity’s capital position and the dividend limitations on Ohio Indemnity as discussed below.
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the National Association of Insurance Commissioners and The Ohio Department of Insurance (the “Department”). This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of September 30, 2008. The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through short-term investments and cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income. Our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturities, equity securities and short-term investments. After satisfying our cash requirements, excess cash flows from our underwriting and investment activities are used to build our investment portfolio and thereby increase future investment income. See Note 3 to the Condensed Consolidated Financial Statements for more information regarding our investment portfolio.
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
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at September 30, 2008. Ultimate payment on the discontinued bond program may result in a material increase in cash outflows from operations. We consider the discontinued bond program liabilities and the related Highlands’ arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed-income investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
As the parent company, Bancinsurance Corporation generates no funds from operations. Bancinsurance Corporation’s principal assets are the common shares of Ohio Indemnity and the membership interests in USA, and its primary sources of funds are (a) dividends from Ohio Indemnity and USA, (b) borrowings under its line of credit and (c) payments received from Ohio Indemnity and USA under cost and tax sharing agreements. Historically, Bancinsurance Corporation’s expenses have primarily consisted of payment of principal and interest on borrowings and legal and audit expenses directly related to Bancinsurance Corporation, and it has been able to pay these expenses primarily through use of its cash and invested assets, dividends from its subsidiaries, cost and tax sharing payments from its subsidiaries and, since August 2006, excess cash generated from the sale of its publishing subsidiary. During the fourth quarter of 2007 and the first nine months of 2008, Bancinsurance Corporation experienced a significant increase in expenses and cash outflow as a result of expenses associated with the ongoing SEC investigation. Based on management’s expectation that Bancinsurance Corporation would continue to incur significant expenses and have significant cash outflows related to the SEC investigation during 2008, Bancinsurance Corporation drew $2.5 million on its line of credit on March 31, 2008. As of September 30, 2008, June 30, 2008 and March 31, 2008, Bancinsurance Corporation had total cash and invested assets of $1.9 million, $2.1 million and $3.2 million, respectively. The $0.2 million decrease in the third quarter of 2008 was primarily due to SEC investigation expenses paid during the quarter which was partially offset by dividends from USA and tax sharing payments received from Ohio Indemnity and USA during the quarter. Due to the inherent uncertainties associated with the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during the fourth quarter of 2008 for the SEC investigation (other than the FIN 45 liability). However, management believes that Bancinsurance Corporation will be able to meet its cash flow requirements during these periods from (1) its cash, (2) the liquidation of its invested assets, (3) dividends from Ohio Indemnity and/or USA, (4) tax and cost sharing payments from Ohio Indemnity or USA and/or (5) additional draws on its line of credit. Management currently plans to cause Ohio Indemnity to declare and pay dividend(s) during future period(s) to Bancinsurance Corporation to enable it to repay the outstanding balance on its line of credit. Management has not determined at this time the timing or amount of such dividend(s), but does not believe that the amount of any such dividend(s) during 2008, if any, will exceed the annual maximum limit described below. See “Overview-Ongoing SEC Investigation” and “Business Outlook-Expenses” above, “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
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
Net cash (used in) provided by operating activities was $(3,864,187) and $9,210,735 for the first nine months of 2008 and 2007, respectively. The decrease in cash provided by operating activities was primarily due to the following: (1) approximately $4.2 million in expenses paid during the first nine months of 2008 related to the ongoing SEC investigation, (2) a decrease of approximately $2.6 million in net premiums collected, (3) an increase of approximately $2.1 million in net commissions and premium taxes paid and (4) obtaining $4.8 million in cash as funds held for account of others during 2007 as it related to one of our automobile service contract programs (see “Automobile Service Contract Program” in Note 8 to the Condensed Consolidated Financial Statements).
Net cash provided by (used in) investing activities was $79,537 and $(6,258,935) for the first nine months of 2008 and 2007, respectively. The increase was primarily due to the use of certain investment proceeds to fund operating cash requirements during the first nine months of 2008, whereas in 2007, excess cash from operations was used to purchase investments during that period.
Net cash provided by (used in) financing activities was $2,500,000 and $(396,215) for the first nine months of 2008 and 2007, respectively. The increase in 2008 was due to a $2,500,000 draw on our bank line of credit during the first quarter of 2008. The net

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
cash used in financing activities during the first nine months of 2007 was primarily from the repurchase of common shares under our common share repurchase program which was partially offset by cash received from stock option exercises.
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
Other-Than-Temporary Impairment of Investments
We continually monitor the difference between the book value and the estimated fair value of our investments, which involves judgment as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline in any investment is “other-than-temporarily impaired,” we record the decline as a realized loss through the income statement. If our judgment changes in the future, we may ultimately record a realized loss for a security after having originally concluded that the decline in value was temporary. We begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. The following discussion summarizes our process and factors considered when evaluating a security for potential impairment.
Fixed Income Securities. On a monthly basis, we review our fixed income securities for impairment. We consider the following factors when evaluating potential impairment:
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
We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of fixed income securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s and Standard & Poor’s (“S&P”).
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed income investment and closed end bond fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed income securities are required to be investment grade at the time of purchase to protect investments. As of September 30, 2008, approximately 98% of our fixed income portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit of our fixed income portfolio. In performing our other-than-temporary impairment analysis for our fixed income securities and closed end bond funds (equity securities), we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 3 to the Condensed Consolidated Financial Statements for information regarding our securities that were in an unrealized loss position at September 30, 2008 which were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations” above and Note 3 to the Condensed Consolidated Financial Statements.
Loss and Loss Adjustment Expense Reserves
We utilize our internal staff, reports from ceding insurers under assumed reinsurance and an independent consulting actuary in establishing our loss and LAE reserves. Our independent consulting actuary reviews our reserves for losses and LAE on a quarterly basis and we consider this review in establishing the amount of our reserves for losses and LAE.
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
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for the losses to be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Our ultimate loss reserve estimates for assumed reinsurance are dependent upon and based primarily on information received by us from the underlying ceding insurers.
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at September 30, 2008. Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
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
Direct Business. For our direct business, estimates of ultimate loss and LAE reserves are based on our historical loss development experience. In using this historical information, we assume that past loss development is predictive of future loss development. Our assumptions allow for changes in claims and underwriting operations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. We do not currently anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from causes not currently recognized in our historical data. However, it is possible that we may experience an increase in the frequency for ULI and CPI losses and an increase in the severity for GAP losses as discussed in “Business Outlook-Lender Service Products” above. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, actual emergence of losses could deviate materially from our estimates and from amounts recorded by us.
As of September 30, 2008, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
For our EPD, UC and WIP product lines, we prepared estimates of loss and LAE reserves using primarily the expected loss ratio method. The estimated loss ratio is based on historical data and/or loss assumptions related to the ultimate cost expected to settle such claims.
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
Equity-Based Compensation Expense
The fair value of stock options granted by us are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges and assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating expected volatility of the common shares in the future. Dividend yield is based on historical dividends. See Note 6 to the Condensed Consolidated Financial Statements for information concerning our equity-based compensation expense.
Legal Matters
We are involved in various legal proceedings arising in the ordinary course of business. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we believe it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on our financial condition and/or results of operations, such estimates are considered to be critical accounting estimates. See Note 9 to the Condensed Consolidated Financial Statements for information concerning our commitments and contingencies.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Guarantee Liabilities
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, we account for guarantees in accordance with FIN 45. We have determined that the undertaking agreements as described in Note 13 are within the scope of FIN 45. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different than the FIN 45 liability as recorded at September 30, 2008. Because of the subjective nature inherent in assessing the estimated future costs associated with the undertaking agreements and because of the potential that our estimated future costs may be materially different than our actual future costs, such estimates are considered to be critical accounting estimates. See “Ongoing SEC Investigation,” “Business Outlook-Expenses” and “Liquidity and Capital Resources” above and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
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
In addition, we are involved in other legal proceedings arising in the ordinary course of business, none of which, we believe, either individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. These legal proceedings are routine in nature and incidental to our business.
Item 6. Exhibits
Exhibits

10.1*	Amended and Restated Bancinsurance Corporation 2002 Stock Incentive Plan effective as of January 1, 2009.

10.2*	First Amendment to Bancinsurance Corporation 1994 Stock Option Plan effective as of January 1, 2009.

10.3	Commercial Lease Agreement between Ohio Indemnity Company and 250 East Broad Street Properties, LLC, dated August 11, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2008 (File No. 0-08738))..

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION (Registrant)
Date: October 31, 2008	By:	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: October 31, 2008	By:	/s/ Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)