Form 10-K
period 2008-12-31
BANCINSURANCE CORP
filed 2009-02-27
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $10,476,378.
The number of outstanding common shares, without par value, of the registrant as of February 2, 2009 was 5,082,574.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
2008 FORM 10-K

FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents and major customers, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, the current credit markets, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, controlling interest of the Sokol family, the ongoing Securities and Exchange Commission (“SEC”) investigation, litigation, developments in the discontinued bond program and the automobile service contract program, and the other risk factors described in the Company’s filings with the SEC, any one of which might materially affect our financial condition and/or results of operations. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
PART I
ITEM 1. BUSINESS
GENERAL/OVERVIEW
Bancinsurance Corporation, an Ohio Corporation formed in 1970, is an insurance holding company primarily engaged in the underwriting of specialized property/casualty insurance products through our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), an Ohio corporation. Ohio Indemnity is licensed to transact business in 48 states and the District of Columbia. Until August 31, 2006, the Company also had a municipal code publishing business segment. On August 31, 2006, the Company sold its municipal code publishing segment as more fully described in “Sale of Affiliate” below. In addition, our wholly-owned subsidiary, Ultimate Services Agency, LLC (“USA”), an Ohio limited liability company which we formed in July 2002, is a property/casualty insurance agency. We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Financial information for our business segments for the years ended December 31, 2008 and 2007 is included in Note 22 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.
General information about Bancinsurance is available on the Company’s website, www.bancinsurance.com. Unless specifically and expressly incorporated herein by reference, information on our website is not and should not be considered part of this Annual Report on Form 10-K.
PRODUCTS AND SERVICES
Ohio Indemnity Company
Our net premiums written and premiums earned are derived from three distinct product lines offered by Ohio Indemnity: (1) lender service; (2) unemployment compensation; and (3) waste industry.
Lender Service Products. Our lender service product line offers four types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. ULI insures against damage to pledged collateral in cases where the collateral is not otherwise insured. Our standard ULI policy covers physical damage to the collateral in an amount not to exceed the lesser of the collateral’s fair market value or the outstanding loan balance. This blanket vendor single interest policy is generally written to cover the lending institution’s complete portfolio of collateralized personal property loans, which generally consists of automobile loans. Certain ULI policies are eligible for experience rated and retrospective rated refunds based on loss experience. We also offer supplemental insurance coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender’s collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral. The premiums charged for ULI are based on claims experience, loan volumes and general market conditions. During 2008, we provided ULI coverage to approximately 324 lending institutions.

Second, creditor placed insurance (“CPI”) provides an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers an automobile lender’s loan portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. The lender then charges the premium to the borrower. The National Association of Insurance Commissioners (“NAIC”) developed a “model act” for CPI in 1996 and several states have adopted its provisions. The model act helped to clarify program parameters that are acceptable to regulators. Our CPI product complies with the model act. During 2008, we provided CPI coverage to approximately 80 lending institutions.
Third, guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The “gap” results from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long-term loans (60-84 months) and low trade-in prices contribute to such “gap” amounts. GAP insurance policies insure lenders, lessors and auto dealers who waive “gap” amounts and elect to purchase GAP insurance to cover the risk assumed by making the waiver. We offer two primary forms of GAP insurance products. First, voluntary GAP insurance policies are sold to lenders, lessors and auto dealers who in turn sell such policies directly to the borrower when a vehicle is purchased or leased. Second, blanket GAP insurance policies are sold to lessors who typically waive “gap” amounts on all of their leases. During 2008, we provided GAP coverage to approximately 471 lenders, lessors and auto dealers.
Fourth, equipment physical damage insurance (“EPD”) is an all risk policy written to cover agricultural, construction and commercial equipment vehicles. EPD was introduced in 2007 and offers insurance protection for financed equipment purchases. This policy protects both lenders and consumers against the risk of physical damage or theft of their financed equipment and is available for the term of the loan or an annual basis. Prior to first quarter of 2008, we reported EPD within our CPI product line. During 2008, we provided EPD coverage for an equipment manufacturer, which was then ceded to its producer-owned reinsurance company (“PORC”).
Unemployment Compensation Products. Our unemployment compensation (“UC”) products are utilized by entities that are qualified to elect not to pay unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations. During 2008, we provided UC insurance coverage to approximately 100 customers.
Waste Industry Products. Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume and cede certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, we entered into a 50% quota share reinsurance arrangement whereby we assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby our assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company. Prior to the first quarter of 2008, contract and escrow surety bond business produced by this general insurance agent was reported within our other specialty products line. During 2008, we provided WIP coverage to approximately 100 customers.
Ohio Indemnity is currently listed on the United States Treasury Department’s listing of approved surety companies (the “Treasury Listing”). This listing is required for all surety companies who issue or reinsure surety bonds naming the United States government or any branch or agency of the United States government as the obligee. The Treasury Listing also establishes a company’s maximum net loss exposure amount on any one surety bond based on its capital and surplus. Many governmental entities, both federal and non-federal, that issue landfill licenses and permits will accept surety bonds only from insurance companies that are on the Treasury Listing. Ohio Indemnity’s Treasury Listing is reviewed annually and was last updated on July 1, 2008 with a maximum net exposure, after reinsurance, in any single surety bond of $4.5 million. If Ohio Indemnity’s Treasury Listing were revoked, or if its surety bond limit were reduced, it would eliminate or reduce the Company’s ability to write and assume business under our WIP and UC product lines. This could have a material adverse effect on our business, financial condition and/or operating results.
Other Specialty Products. We have certain other specialty products which consist primarily of two vehicle service contract programs and two contract surety bonds not produced under our WIP program. The premiums produced under other specialty products are not considered material to our results of operations. Our two contract surety bonds are for one contractor and are indemnified by the principal which reduces our risk of loss. For our two vehicle service contract programs, we maintain reinsurance and/or collateral in excess of our estimated claim obligations, which reduces our risk of loss. For more information concerning one of the vehicle service contract programs, see “Automobile Service Contract Program” in Note 15 to the Consolidated Financial Statements and “Overview-Automobile Service Contract Program” in Item 7 below.
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

Importance of Industry Ratings
Ohio Indemnity received an “A-” (Excellent) rating with a negative outlook from A.M. Best in October 2008. A.M. Best generally assigns ratings based on an insurance company’s ability to pay policyholder obligations (not based on protection of investors) and focuses on capital adequacy, loss and loss expense reserve adequacy and operating performance. If our performance in these areas declines, A.M. Best could downgrade our rating. A downgrade of our rating could cause our current and future insurance agents and insureds to choose other, more highly rated competitors. In addition, we believe that not having an “A-” rating or better could impact agents’ and/or customers’ willingness to place business with Ohio Indemnity.
Reliance on General Agents and Major Customers
During 2008, approximately $61.4 million (86.5%) of our gross premiums written were distributed among five general agents and four major customers as follows (dollars in millions):

Type	Gross Premiums Written	% of Total

Customer	$23.4	33.0%
General Agent	10.0	14.1
General Agent	5.9	8.3
Customer	5.6	8.0
General Agent	4.6	6.5
General Agent	4.0	5.6
Customer	3.6	5.0
General Agent	2.2	3.1
Customer(1)	2.1	2.9

TOTAL	$61.4	86.5%

(1)	This customer exited the auto lending market during the fourth quarter of 2008. During 2008, this customer had net premiums earned of $2.3 million and its combined ratio was 70%. We expect little, if any, earned premiums for this customer in 2009.
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
Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009. Under this arrangement, we ceded premiums earned of $1,958,377 and $3,450,688 for the years ended December 31, 2008 and 2007, respectively.
Under our WIP program, we assume and cede certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, we entered into a 50% quota share reinsurance arrangement whereby we assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby our assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. During 2006, we also began writing directly, assuming and ceding certain contract and escrow surety bond business under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general insurance agent that produces the waste surety bond business. Prior to first quarter of 2008, contract and escrow surety bond business produced by this general insurance agent was reported within our other specialty products line. Under this program, we assumed premiums earned of $5,292,338 and $3,827,564 for the years ended December 31, 2008 and 2007, respectively, and ceded premiums earned of $2,438,384 and $1,934,920 for the years ended December 31, 2008 and 2007, respectively.
Effective January 1, 2005, we entered into a producer-owned reinsurance arrangement with a GAP insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Under this arrangement, we ceded premiums earned of $4,657,167 and $3,560,054 for the years ended December 31, 2008 and 2007, respectively.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with a new EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Prior to first quarter of 2008, EPD was reported within our CPI product line. Under this arrangement, we ceded premiums earned of $11,785,400 and $4,424,122 for the years ended December 31, 2008 and 2007, respectively.
In addition to the arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share arrangements, one unemployment compensation facultative reinsurance arrangement, and two reinsurance arrangements for one of our vehicle service contract programs. For more information concerning this vehicle service contract program, see “Automobile Service Contract Program” in Note 15 to the Consolidated Financial Statements and “Overview-Automobile Service Contract Program” in Item 7 below. Under these arrangements, we ceded premiums earned of $618,788 and $720,822 for the years ended December 31, 2008 and 2007, respectively.
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
Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state’s insurance department. As of December 31, 2008, we have securities with an amortized cost of $5,027,450 deposited with eleven state insurance departments. The deposits, typically required by a state’s insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.
Ohio Insurance Holding Company System Regulation
We are also subject to the Ohio Insurance Holding Company System Regulatory Act, as amended (the “Ohio Insurance Holding Company Act”), which requires that notice of the proposed payment of any dividend or other distribution by Ohio Indemnity be given to the Ohio Superintendent of Insurance (the “Ohio Superintendent”) within five business days of its declaration and at least ten days prior to payment. If such dividend or distribution is paid from other than earned surplus or the dividend or distribution, together with any other dividends or distributions made within the preceding 12 months, exceeds the greater of: (1) 10% of Ohio Indemnity’s statutory surplus as of the immediately preceding December 31, or (2) the statutory net income of Ohio Indemnity for the immediately preceding calendar year, notice of the proposed dividend or distribution must be given to the Ohio Superintendent at least 30 days prior to payment, and the Ohio Superintendent may disapprove the dividend or distribution within the 30 day period following receipt of such notice. During 2009, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $4,516,755.
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
The NAIC applies a risk-based capital test to property/casualty insurers. Ohio also applies the NAIC risk-based capital test. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2008.
Ongoing SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC in an effort to resolve this matter.
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company has agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the ongoing SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. Under the Company’s Regulations and Ohio law, the Company may also be required to indemnify each officer in connection with the SEC investigation. The undertaking agreements are accounted for under FIN 45 as more fully described in Note 4 to the Consolidated Financial Statements.

For 2008 and 2007, the Company incurred expenses of approximately $3.3 million and $2.5 million, respectively, related to the SEC investigation. For 2008, the $3.3 million of expenses consisted of (1) approximately $2.3 million of Company expenses and (2) approximately a $1.0 million net increase in the Company’s FIN 45 liability related to the undertaking agreements as a result of the Company’s receipt of updated estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. For 2007, the $2.5 million of expenses consisted of (1) approximately $0.6 million of Company expenses and (2) approximately $1.9 million of expenses related to the undertaking agreements (including the Company’s FIN 45 liability).
Due to the inherent uncertainties of the SEC investigation, the Company cannot estimate with reasonable certainty the amount, range of amounts, timing or ultimate outcome of the SEC investigation. Accordingly, the Company has not recorded any accrual for loss contingencies for the SEC investigation as of December 31, 2008, other than the FIN 45 liability of $0.4 million related to the undertaking agreements as discussed in Note 4 to the Consolidated Financial Statements. The ultimate outcome of the SEC investigation, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition, or results of operations and the SEC investigation could divert the efforts and attention of management from the Company’s ordinary business operations.
See “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” in Item 7 below, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for additional information regarding the Company’s legal costs associated with the ongoing SEC investigation.
EMPLOYEES
As of February 2, 2009, we employed approximately 36 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining agreement, and we are not aware of any efforts to unionize our employees.
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
ITEM 2. PROPERTIES
As of February 2, 2009, we leased approximately 11,700 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2009 and expires on December 31, 2015. The lease provides for monthly rent of $16,134.
ITEM 3. LEGAL PROCEEDINGS
Highlands Arbitration. See “Overview-Discontinued Bond Program” and “Business Outlook-Expenses” in Item 7 below and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for information concerning the Highlands arbitration.
SEC Investigation. See “Regulation-Ongoing SEC Investigation” in Item 1 above, “Business Outlook-Expenses” and “Liquidity and Capital Resources” in Item 7 below, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for information concerning the SEC investigation.
In addition, we are involved in other legal proceedings arising in the ordinary course of business which are routine in nature and incidental to our business. We currently believe that none of these matters, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, because litigation is subject to inherent uncertainties and the outcome of such matters cannot be predicted with certainty, future developments could cause any one or more of these matters to have a material adverse effect on our financial condition, results of operations and liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common shares are currently dually quoted on the OTC Bulletin Board and in the “pink sheets” in the over-the-counter market under the symbol “BCIS.” To the Company’s knowledge, during the period from January 1, 2007 through June 3, 2007, the common shares were quoted only in the “pink sheets” on an unsolicited trading basis. Effective June 4, 2007, the common shares commenced being quoted on the OTC Bulletin Board in addition to the “pink sheets.” The following table sets forth the reported high and low sales prices for the Company’s common shares on the OTC Bulletin Board (from June 4, 2007) and in the “pink sheets” for each quarterly period within the fiscal years ended December 31, 2007 and 2008.

Period	High Price	Low Price
Quarterly period ended March 31, 2007	$6.50	$5.60
Quarterly period ended June 30, 2007	7.00	5.65
Quarterly period ended September 30, 2007	6.50	6.05
Quarterly period ended December 31, 2007	6.45	4.80

Period	High Price	Low Price
Quarterly period ended March 31, 2008	$5.20	$4.30
Quarterly period ended June 30, 2008	5.10	4.25
Quarterly period ended September 30, 2008	6.00	4.50
Quarterly period ended December 31, 2008	6.00	3.25
These prices may reflect inter-dealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.
The trading volume for the Company’s common shares has historically been relatively limited and a consistently active trading market for our common shares may not occur on the OTC Bulletin Board and in the “pink sheets.”
On February 2, 2009, the last reported sales price for the Company’s common shares on the OTC Bulletin Board and in the “pink sheets” was $4.30.
HOLDERS
The number of holders of record of the Company’s common shares as of February 2, 2009 was 604.
DIVIDENDS
The Company did not declare or pay any cash dividends on its outstanding common shares during the fiscal years ended December 31, 2008 and 2007. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations and financial condition, legal and regulatory restrictions, and other factors deemed relevant at the time. For a description of the restrictions on payment of dividends to us from Ohio Indemnity, see “Regulation- Ohio Insurance Holding Company System Regulation” in Item 1 above, “Liquidity and Capital Resources” in Item 7 below and Note 11 to the Consolidated Financial Statements.
REPURCHASE OF COMMON SHARES
There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10(b)-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common shares during the fourth quarter of the 2008 fiscal year.

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
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through December 31, 2008, except as noted below.
During the second quarter of 2008, we received an invoice from Harco for approximately $0.2 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it will provide us this information, we have not received such information as of the date of this report. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on recovery information provided by Harco during the fourth quarter of 2008, we estimate that our proportionate share of Harco’s recoveries that we believe we are entitled to receive under the Final Order is approximately $0.2 million. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.
As of December 31, 2008, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (with $0.2 million offset for recoveries as noted above).

It should also be noted that Harco has reported to us that it has received an updated invoice from the Department of Homeland Security (“DHS”) for breached immigration bonds and, that as of December 31, 2008, Harco’s immigration bond reserve was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.6 million (based on the difference between our proportionate share of Harco’s reserve as of December 31, 2008 and the updated DHS invoice).
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
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of December 31, 2008, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both December 31, 2008 and December 31, 2007, our total loss and LAE reserves for Highlands were approximately $4.8 million.
We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are reserving to our best estimate of the ultimate liability on the program at December 31, 2008 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at December 31, 2008. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at December 31, 2008 and December 31, 2007 (dollars in millions):

	December 31,	December 31,
	2008	2007
Bail Bonds:
Case reserves	$0.4	$0.5
Incurred but not reported (“IBNR”) reserves	4.2	4.5

Total bail bond reserves	4.6	5.0

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.8	1.5

Total immigration bond reserves	2.0	1.7

Total loss and LAE reserves	$6.6	$6.7

For 2008, we recorded a benefit of $101,904 for the discontinued bond program which was primarily attributable to Harco providing sufficient information for us to estimate recoveries that we believe we are entitled to under the Final Order. Discontinued bond program losses and LAE were $749,575 for 2007 primarily due to an increase in reported losses from Highlands which was partially offset by a decrease in reported losses from Harco.

See “Business Outlook-Expenses” below for information regarding our anticipated legal costs associated with the Highlands’ arbitration.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. For more information concerning fair value measurements, see Note 18 to the Consolidated Financial Statements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 is not expected to have a material impact on our consolidated financial statements because the Company does not provide financial guarantee insurance contracts.
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
On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate (the “settlement payment”) In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). As of December 31, 2008, after the settlement payment and all claims paid by us during 2007 and 2008, we retained approximately $1.4 million of collateral attributable to such Provider which we believe is sufficient to pay for the $1.4 million in estimated liability for the scheduled claims. As a result of the settlement and release agreement, the liability associated with the Provider that is in bankruptcy was transferred to “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet (previously reported as “funds held for account of others” as of September 30, 2008) and the $1.4 million collateral attributable to such Provider and retained by us was transferred into our operating assets during the fourth quarter of 2008 (previously reported as “restricted short-term investments” as of September 30, 2008).
As of the date of this report, the provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of December 31, 2008, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. We have estimated the claim obligations for service contracts issued by this Provider to be approximately $2.0 million as of December 31, 2008. As the collateral held by us is greater than the estimated claim obligations, the full $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”
Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to us. However, if the Provider that is not in bankruptcy defaults on its obligations, and if our actual liability for claims under this program exceeds the collateral held by us and if we are unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
Ongoing SEC Investigation
A discussion of our ongoing SEC investigation is set forth in Item 1 above under the caption “Regulation-Ongoing SEC Investigation,” and is incorporated herein by reference.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	2007-2008
	Amount	% Change

Net premiums earned	$1,189,518	2.5%
Net investment income	806	—
Net realized losses on investments	(2,237,284)	182.6
Net realized gain on sale of affiliate	(62,500)	(100.0)
Management fees	(80,058)	(17.8)
Total revenues	(1,224,408)	(2.4)
Losses and LAE	(89,133)	(0.4)
Policy acquisition costs	730,813	6.7
Other operating expenses	545,455	7.5
SEC investigation expenses	785,340	31.4
Interest expense	(240,437)	(16.3)
Income before federal income taxes	(2,956,446)	(85.1)
Net income	(1,642,406)	(54.7)

Net income for 2008 was $1,361,303, or $0.27 per diluted share, compared to $3,003,709, or $0.60 per diluted share, for 2007. The most significant factors that influenced this period-over-period comparison were (1) a $2.2 million ($1.5 million after tax) increase in net realized losses on investments primarily due to other-than-temporary impairment charges and (2) a $0.8 million ($0.5 million after tax) increase in expenses related to the ongoing SEC investigation. These negative factors were partially offset by a $0.9 million ($0.6 million after tax) decrease in discontinued bond program losses.
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

	2008	2007

GAAP:
Loss ratio	53.0%	53.9%
Expense ratio	40.3	38.3

Combined ratio	93.3%	92.2%

Statutory:
Loss ratio	53.0%	53.9%
Expense ratio	44.5	35.1

Combined ratio	97.5%	89.0%

RESULTS OF OPERATIONS
2008 Compared to 2007
Net Premiums Earned. Net premiums earned increased 2.5%, or $1,189,518, to $48,162,776 in 2008 from $46,973,258 a year ago principally due to an increase in premiums for our WIP, UC and CPI product lines which was partially offset by a decrease in premiums for our GAP product line.
ULI net premiums earned remained relatively flat at $23,047,041 in 2008 compared to $23,117,118 a year ago as we experienced an increase in lending volume for certain financial institution customers which was offset by a decrease in lending volume for certain other financial institution customers.
Net premiums earned for CPI increased 42.0%, or $398,771, to $1,348,755 in 2008 from $949,984 a year ago primarily due to one of our CPI insurance agents placing more business with us during 2008.
Net premiums earned for GAP decreased 11.7%, or $1,287,934, to $9,759,859 in 2008 from $11,047,793 a year ago primarily due to a decrease in lending volume for certain financial institution customers.
Net premiums earned for UC products increased 8.5%, or $521,338, to $6,620,753 in 2008 from $6,099,415 a year ago primarily due to pricing increases for our UCassure® product.
Net premiums earned for WIP increased 29.5%, or $1,629,517, to $7,146,767 in 2008 from $5,517,250 a year ago primarily due to (1) an increase in assumed waste surety bonds as a result of a 5% quota share reinsurance arrangement that was entered into in the second quarter of 2007, (2) an increase in direct waste surety bond premiums due to the general insurance agent increasing its placement of business with us and (3) an increase in contract surety bond premiums, which we began writing in the second half of 2006.
Investment Income. Net investment income remained relatively flat at $3,898,457 in 2008 compared to $3,897,651 a year ago.
Net Realized Losses on Investments. Net realized losses on investments increased 182.6%, or $2,237,284, to $3,462,577 in 2008 from

$1,225,293 a year ago primarily due to a $2,459,819 increase in impairment charges which was partially offset by a $222,535 increase in net realized gains recorded on the sales of equity and bond securities. Impairment charges included in net realized losses on investments in 2008 and 2007 were $3,702,945 and $1,243,126, respectively. The impairment charges during 2008 were primarily due to the following: (1) $1,176,989 in impairment charges for floating rate municipal bond securities of ten issuers whose fair values were adversely affected primarily by the decline in short-term interest rates during 2008; (2) $746,019 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; (3) $420,414 in impairment charges for non-investment grade fixed maturity securities of five issuers; (4) $332,000 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (5) $273,549 in impairment charges for equity securities of four other companies whose fair values were adversely affected by current market conditions; (6) $231,601 in impairment charges for an equity security of a financial institution (AIG) who suffered a liquidity crisis following the downgrade of its credit rating; (7) $200,477 in impairment charges for an equity security of a financial institution (Lehman Brothers) who filed for bankruptcy due to losses in the credit markets; (8) $182,119 in impairment charges for two closed-end mutual funds whose fair values were adversely affected by current market conditions; and (9) $139,777 in impairment charges for equity securities of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market.
For more information concerning impairment charges, see “Business Outlook-Investments” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 2 to the Consolidated Financial Statements.
Management Fees. Our management fees decreased 17.8%, or $80,058, to $368,841 in 2008 from $448,899 a year ago primarily due to an increase in unemployment benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges.
Losses and Loss Adjustment Expenses. Losses and LAE decreased slightly to $24,454,597 in 2008 from $24,543,730 a year ago.
ULI losses and LAE increased 2.6%, or $421,313, to $16,646,850 in 2008 from $16,225,537 a year ago primarily due to (1) an increase in loan defaults, bankruptcies and automobile repossessions for certain financial institution customers and (2) growth in business for certain financial institution customers. Theses increases were partially offset by a decrease in losses for certain financial institution customers due to a decline in their lending volume.
CPI losses and LAE increased 62.2%, or $147,618, to $385,093 in 2008 from $237,475 a year ago primarily due to the growth in the business.
GAP losses and LAE remained relatively flat at $5,788,882 in 2008 compared to $5,757,007 a year ago. The decrease in losses caused by the decline in business was offset by an increase in losses for a poor performing financial institution customer that was cancelled in the second quarter of 2008.
UC losses and LAE increased 25.7%, or $238,500, to $1,165,647 in 2008 from $927,147 a year ago primarily due to the settlement of a dispute with a prior UC customer during the third quarter of 2008. Also see Note 20 to the Consolidated Financial Statements for information concerning the settlement of this dispute.
WIP losses and LAE decreased 14.3%, or $92,721, to $554,092 in 2008 from $646,812 a year ago primarily due to a decrease in losses and LAE for waste surety bonds which was partially offset by an increase in losses and LAE for contract surety bonds due to growth in that business. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
Discontinued bond program losses and LAE decreased 113.6%, or $851,479, to $(101,904) in 2008 from $749,575 a year ago. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs increased 6.7%, or $730,813, to $11,704,193 in 2008 from $10,973,380 a year ago primarily due to (1) an increase in premium taxes due to growth in our direct earned premiums combined with an increase in our effective premium tax rate based on the mix of states in which we write business and their respective premium tax rates and (2) an increase in administrative expenses for our UCassure® product due to its premium growth.
Other Operating Expenses. Other operating expenses increased 7.5%, or $545,455, to $7,803,122 in 2008 from $7,257,667 a year ago primarily due to an increase in compensation expense principally related to growth in the number of our employees combined with an increase in consulting expenses primarily related to state filings for our lender service product line.
SEC Investigation Expenses. SEC investigation expenses increased 31.4%, or $785,340, to $3,289,462 in 2008 from $2,504,122 a year ago primarily due to legal services rendered during the period combined with an increase in estimated future legal costs associated with the undertaking agreements. See “Regulation-Ongoing SEC Investigation” in Item 1 above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 16.3%, or $240,437, to $1,232,255 in 2008 from 1,472,692 a year ago as a result of declining interest rates on our trust preferred debt which was partially offset by an increase in interest expense for our bank line of credit as a result of our $2.5 million draw on the line of credit in the first quarter of 2008. See “Liquidity and Capital Resources” below and Notes 5 and 7 to the Consolidated Financial Statements for a discussion of our bank line of credit and the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s effective federal income tax rate was (162.7)% in 2008 compared to 13.6% a year ago. This improvement is attributable to the ratio of tax-exempt investment income when compared to income from operations for each period. Income from operations declined in 2008 compared to 2007 primarily due to an increase in other-than-temporary impairments. For more information concerning our federal income taxes, see Note 8 to the Consolidated Financial Statements.
GAAP Combined Ratio. For 2008, the combined ratio increased to 93.3% from 92.9% a year ago. The loss ratio improved to 53.0% in 2008 from 53.9% a year ago primarily due to the decrease in discontinued bond program losses. The expense ratio increased to 40.3% in 2008 compared to 38.3% a year ago primarily due to the increase in other operating expenses and policy acquisition costs as described above.
BUSINESS OUTLOOK
Current Financial Crisis
The credit markets suffered a severe upheaval during the third quarter of 2008 which continued in the fourth quarter of 2008. Credit spreads expanded due to increased fears of mounting mortgage losses across the financial sector and caused the market’s liquidity crisis to intensify. Higher borrowing rates and fears of outsized losses led to the federal government takeover of Fannie Mae and Freddie Mac in September 2008. This was followed in rapid succession by the bankruptcy of Lehman Brothers, the merger of Merrill Lynch and Bank of America, the bailout of AIG, the failure of Washington Mutual, and Wachovia putting itself up for sale. After the federal government’s $700 billion bailout plan was approved, the focus of attention shifted from the banking crisis to economic fundamentals around the world and fears about the state of the world economy. These are unprecedented times that are still unfolding. As a result, it is extremely difficult to predict how the global financial crisis will impact us on both a short-term and longer-term basis. Our outlook for 2009 is very cautious.
Lender Service Products
Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The credit crisis is impacting automobile sales as consumers are struggling to qualify for loans and automakers are scaling back leasing. In addition, many consumers are not willing to make big purchases, such as for a new automobile. The auto industry capped off 2008 with its worst sales results in 15 years. In December 2008, Ford, Toyota, General Motors and Honda all reported U.S. sales drops of over 30 percent and Chrysler reported a U.S. sales drop of 53 percent. Through December 31, 2008, certain of our banking customers have experienced declines in lending volume. Based on the current economic conditions, it is likely that our lender service premium volume will decline in 2009 when compared to 2008; however, it is difficult for us to predict how much of a decline we will experience. In addition, one of our larger ULI financial institution customers exited the auto lending market during the fourth quarter of 2008. During 2008, this ULI customer had net premiums earned of $2.3 million and its combined ratio was 70%. We expect little, if any, earned premiums from this customer in 2009.
Premiums and ceded commissions for our insurance products are earned over the related contract periods. For GAP and certain of our ULI and EPD products, the contract period averages approximately five years. As a result, the impacts of decreased premium volumes and cancelled business may not be seen in our results immediately and can persist for a number of years. Conversely, the impacts of increased premium volumes and new business may not be seen in our results immediately and may take several years to fully develop.
Due to the current weak economic conditions, certain of our lender service customers have experienced an increase in loan defaults, bankruptcies and automobile repossessions. As the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI and CPI customers, we experience an increase in the frequency of losses for these product lines. As the national economy remains unstable and unemployment levels remain high, our financial institution customers could experience an increase in loan defaults, bankruptcies and automobile repossessions. Incentives offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the higher level of gas prices has lowered the market value of less fuel-efficient vehicles. As used car prices decline, the “gap” between the value of the vehicle and the outstanding loan balance increases and thus the severity of our GAP losses increases. In addition, higher gas prices are expected to continue to impact the value of less fuel-efficient vehicles. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the pricing of our products and taking rate actions when necessary. One of the actions included changing policy types in the second quarter of 2008 for a poor performing ULI financial institution customer that we believe will improve its future underwriting performance. Another action included cancelling a poor performing GAP customer in the second quarter of 2008. During 2008 and 2007, this GAP customer had net premiums earned of $2.4 million and $2.6 million, respectively, and its combined ratio was 134% and 120%, respectively. As noted above, it will take a number of years for this block of business to fully run-off.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with a new EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. This program reduced our commission expense by $0.8 in 2008 compared to $0.3 million in 2007. We expect this program to reduce our commission expense by approximately $1.3 million during fiscal year 2009. As of December 31, 2008, we had approximately $1.7 million of deferred ceded commissions for this program that will be earned over approximately four years. Prior to first quarter of 2008, EPD was reported within our CPI product line.
Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009. During 2008 and 2007, this program reduced our commission expense by approximately $0.2 million and $0.4 million, respectively, and we expect little earned ceded commission for fiscal year 2009.
Unemployment Compensation, Waste Industry and Discontinued Bond Program
During 2008, we experienced an increase in benefit charges for certain of our UC customers, which resulted in lower management fees for 2008 compared to 2007. Given the current economic conditions, it is likely that we will experience an increase in benefit charges for our UC customers in 2009 when compared to 2008 which would result in lower management fees and/or increased losses for our UC products; however, it is difficult for us to predict how material the impact will be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the pricing of our products and taking rate actions when necessary.
Since we began participating in the WIP program in 2004 there have not been any claims to date, other than some minor contract surety bond claims. If we were to have significant claims experience on this program during fiscal year 2009, such claims experience could have a material impact on our financial performance if our reserves prove to be materially deficient. As of December 31, 2008, our net loss and LAE reserves for the WIP program were approximately $2.4 million. We currently do not believe that our reserves will be materially deficient. For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Furthermore, any developments on the discontinued bond program, including Harco and Highlands’ loss development and the Highlands’ arbitration and receivership proceeding, could have a material impact on our future results of operations and/or financial condition.
Expenses
As previously disclosed, the Company concluded three of the discontinued bond program arbitrations during 2006, and only the Highlands’ arbitration remains pending. Because there was little activity in the Highlands’ arbitration during 2008 and 2007, we incurred minimal legal costs during such periods for the Highlands’ arbitration. We are not certain how much activity there will be in 2009 for the Highlands’ arbitration. As a result, we cannot predict with reasonable certainty the amount or range of amounts of legal costs that will be incurred during fiscal year 2009 for the Highlands’ arbitration; however, it is possible that the amount of such legal costs could be material to our results of operations if the arbitration proceeding takes place in 2009. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for more information regarding the discontinued bond program arbitrations.
As disclosed above, during the fourth quarter of 2007, the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, we incurred the following expenses during the last five quarters related to the SEC investigation:

	4Q2007	1Q2008	2Q2008	3Q2008	4Q2008
SEC investigation expenses	$2,504,122	$1,450,872	$609,584	$1,035,773	$193,233
We expect to continue to incur costs for the SEC investigation during 2009. Due to the inherent uncertainties of the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during 2009 for the SEC investigation (other than the FIN 45 liability related to the undertaking agreements as discussed in Note 4 to the Consolidated Financial Statements); however, we believe that the amount of costs that will be incurred in 2009 could be material to our results of operations. See “Regulation-Ongoing SEC Investigation” in Item 1 above, “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for more information regarding the ongoing SEC investigation.
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our bank line of credit. Interest rates have declined during 2008 when compared to a year ago. On March 31, 2008, we drew $2.5 million on our bank line of credit and that amount remains outstanding at December 31, 2008. See “Liquidity and Capital Resources” below and Notes 5 and 7 to the Consolidated Financial Statements for more information concerning our bank line of credit and trust preferred debt.
Investments
As of December 31, 2008, approximately 95% of our fixed maturity portfolio was invested in tax-exempt municipal bonds. Market liquidity for such bonds has been significantly affected by the current financial crisis and recent changes on Wall Street. Trading desks at firms such as Bear Stearns, Lehman Brothers, Merrill Lynch, and Wachovia had significant roles in supplying liquidity in the bond markets. With these brokers gone or merging and other financial institutions accumulating capital, the municipal bond markets have witnessed a dramatic widening in bid/ask spreads and a decrease in trading volume. Municipal bond returns from September through December of 2008 were the worst of any such period in the past 20 years. Higher municipal bond yields and widening yield spreads, along with a general lack of liquidity in the municipal bond market, resulted in the weakest annual returns since 1994. Redemptions from municipal bond mutual funds, forced selling from leveraged municipal bond investors and repositioning by some insurance companies toward taxable investments combined to produce a highly over-sold municipal bond market during the third and fourth quarters of 2008. As a result, the gross unrealized loss for our bond portfolio increased from $1.2 million at December 31, 2007 and June 30, 2008 to $7.8 million at December 31, 2008. The fair value of our fixed maturity portfolio could also be impacted by credit rating actions and related financial uncertainty associated with insurance companies that guarantee the obligations of some of our bonds. While municipal credits continue to demonstrate relative credit quality stability, market conditions are not likely to improve until the current liquidity crisis has passed.
Many of the securities within our equity portfolio have also been negatively impacted by the current financial crisis. During 2008, we recorded approximately $3.7 million of impairment charges for our investment portfolio ($1.8 million for equity securities and $1.9 million for fixed maturity securities). Based on the current economic conditions and our other-than-temporary impairment accounting policy, additional impairment charges within our investment portfolio are possible during 2009. As disclosed in Note 2 to the Consolidated Financial Statements and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below, we begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. As shown in Note 2 to the Consolidated Financial Statements, as of December 31, 2008, we had approximately $1.3 million of unrealized losses on equity securities where their fair value to book value ratio was below 80%. Assuming the estimated fair value for these securities remained the same during 2009 as they were at December 31, 2008, we would likely record other-than-temporary impairment charges of approximately $1.3 million for these securities during 2009. For all of the fixed maturity securities having a fair value to book value ratio below 80% as shown in Note 2 to the Consolidated Financial Statements, all of these securities are investment grade and we would likely not have an other-than-temporary impairment charge on these securities during 2009 unless they were to fall below investment grade. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount or range of amounts of other-than-temporary impairment charges that will be recorded during 2009; however, we believe that the amount of such other-than-temporary impairment charges could be material to our results of operations. For more information concerning the unrealized loss position of our investment portfolio and impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 2 to the Consolidated Financial Statements.

Based on the factors discussed above, our outlook for the 2009 fiscal year is very cautious.
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of December 31, 2008 and December 31, 2007, our capital structure consisted of trust preferred debt issued to affiliates, a bank line of credit and shareholders’ equity and is summarized in the following table:

	2008	2007

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	2,500,000	—

Total debt obligations	17,965,000	15,465,000

Total shareholders’ equity	34,660,381	38,456,922

Total capitalization	$52,625,381	$53,921,922

Ratio of total debt obligations to total capitalization	34.1%	28.7%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.21% and 9.13% at December 31, 2008 and 2007, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.51% and 8.88% at December 31, 2008 and 2007, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of December 31, 2008, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010. At December 31, 2008 and December 31, 2007, the outstanding balance under the line of credit was $2,500,000 and $0, respectively. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% at December 31, 2008). The terms of the revolving credit agreement contain various restrictive covenants. As of December 31, 2008, Bancinsurance Corporation was in compliance with all such covenants. We utilize the line of credit from time to time based on short-term cash flow needs, the then current prime rate and expected changes in the prime rate, Ohio Indemnity’s capital position and the dividend limitations on Ohio Indemnity as discussed below.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through (1) cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income and (2) our cash and short-term investment portfolio. In addition, our fixed maturity investment portfolio has historically generated additional cash flows through bond maturities and calls (over 90% of our fixed maturity portfolio has call features). When a bond matures or is called by the issuer, the resulting cash flows are generated without selling the security at a loss. We utilize these cash flows to either build our cash and short-term investment position or reinvest in other securities, depending on our liquidity needs. To the extent our cash from operations, cash and short-term investments and cash flows from bond maturities or calls are not sufficient to meet our liquidity needs, our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturity and equity securities.

As of December 31, 2008, we had $14,571,987 of available for sale fixed maturity and equity securities that were in an unrealized gain position that, if necessary, we could sell without recognizing a loss to meet liquidity needs. After satisfying our cash requirements and meeting our desired cash and short-term investment position, any excess cash flows from our operating and/or investment activities are used to build our investment portfolio and thereby increase future investment income. For more information concerning our investment portfolio, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 2 to the Consolidated Financial Statements.
The following table sets forth our cash and short-term investment position at December 31, 2008 and December 31, 2007:

	2008	2007

Cash & short-term investments	$11,439,101	$4,623,417
Money market mutual fund(1)	49,096	2,249,142

Total cash & short-term investments	$11,488,197	$6,872,559

(1)	Even though it is classified as an equity security in our accompanying balance sheet, we treat the money market mutual fund as a short-term investment for purposes of our liquidity management because of its liquid nature.
Given the additional expenses associated with the ongoing SEC investigation and given the current economic conditions, we increased our cash and short-term investment position during 2008 when compared to 2007.
Because of the nature of the risks we insure on a direct basis, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and our cash and short-term investment position to meet these obligations. We consider the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated policy obligations without being required to liquidate intermediate-term and long-term investments at a loss.
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.6 million at December 31, 2008. Ultimate payment on the discontinued bond program may result in a material increase in cash outflows from operations. We consider the discontinued bond program liabilities and the related Highlands’ arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed maturity investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by such asset/liability management described above. With this strategy, we believe we can pay our policy obligations as they become due without being required to use our line of credit or liquidate intermediate-term and long-term investments at a loss; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations, financial condition and/or future liquidity.
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
As the parent company, Bancinsurance Corporation generates no funds from operations. Bancinsurance Corporation’s principal assets are the common shares of Ohio Indemnity and the membership interests in USA, and its primary sources of funds are (1) dividends from Ohio Indemnity and USA, (2) borrowings under its bank line of credit and (3) payments received from Ohio Indemnity and USA under cost and tax sharing agreements. Historically, Bancinsurance Corporation’s expenses have primarily consisted of payment of principal and interest on borrowings and legal and audit expenses directly related to Bancinsurance Corporation, and it has been able to pay these expenses primarily through use of its cash and invested assets, dividends from its subsidiaries, cost and tax sharing payments from its subsidiaries and, since August 2006, excess cash generated from the sale of its publishing subsidiary.
During 2008, Bancinsurance Corporation experienced a significant increase in expenses and cash outflow as a result of expenses associated with the ongoing SEC investigation. Based on management’s expectation that Bancinsurance Corporation would continue to incur significant expenses and have significant cash outflows related to the SEC investigation during 2008, Bancinsurance Corporation drew $2.5 million on its bank line of credit on March 31, 2008. At December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, Bancinsurance Corporation had total cash and invested assets of $3.8 million, $1.9 million, $2.1 million and $3.2 million, respectively. The $1.9 million increase in the fourth quarter of 2008 was primarily due to a $2.0 million dividend payment from Ohio Indemnity to Bancinsurance Corporation in December 2008. Due to the inherent uncertainties associated with the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during 2009 for the SEC investigation (other than the FIN 45 liability). However, management believes that Bancinsurance Corporation will be able to meet its cash flow requirements during this period from (1) its cash, (2) the liquidation of its invested assets, (3) dividends from Ohio Indemnity and/or USA, (4) tax and cost sharing payments from Ohio Indemnity and/or USA and/or (5) additional draws on its bank line of credit. Management currently plans to cause Ohio Indemnity to declare and pay dividend(s) during future period(s) to Bancinsurance Corporation to enable it to maintain its liquidity, including repayment of any outstanding balance on its bank line of credit. Management has not determined at this time the timing or amount of any such dividend(s) from Ohio Indemnity, but does not believe that the amount of any such dividend(s) during 2009 will exceed the annual maximum limit described below. See “Regulation-Ongoing SEC Investigation” in Item 1 above, “Critical Accounting Policies-Guarantee Liabilities” below, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for more information regarding the ongoing SEC investigation.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance Corporation in the form of dividends without the prior approval of the Department. Ohio Indemnity may pay dividends without such prior approval only from earned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of its statutory surplus as of the end of the prior fiscal year or statutory net income for the prior calendar year. During 2009, the maximum amount of dividends that may be paid to Bancinsurance Corporation by Ohio Indemnity without such prior approval is $4,516,755. For more information concerning dividend restrictions see “Regulation-Ohio Insurance Holding Company System Regulation” in Item 1 above.
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the NAIC and the Department. This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2008.
Net cash (used in) provided by operating activities was $(5,064,235) and 11,940,540 in 2008 and 2007, respectively. The decrease in cash provided by operating activities was primarily due to the following: (1) approximately $5.0 million in expenses paid during 2008 related to the ongoing SEC investigation; (2) a decrease of approximately $4.9 million in net premiums collected; (3) an increase of approximately $2.6 million in net commissions and premium taxes paid; and (4) obtaining $4.8 million in cash as funds held for account of others during 2007 in connection with one of our automobile service contract programs (see “Automobile Service Contract Program” above and “Automobile Service Contract Program” in Note 15 to the Consolidated Financial Statements).
Net cash provided by (used in) investing activities was $3,912,994 and $(9,215,118) in 2008 and 2007, respectively. The increase from 2007 to 2008 was primarily due to the use of certain investment proceeds to fund operating cash requirements during 2008, whereas in 2007, excess cash from operations was used to purchase investments during that period.
Net cash provided by (used in) financing activities was $2,500,000 and $(397,525) in 2008 and 2007, respectively. The increase in 2008 was due to a $2,500,000 draw on our bank line of credit during the first quarter of 2008. The net cash used in financing activities during 2007 was primarily attributable to the repurchase of common shares under our common share repurchase program which was partially offset by cash received from stock option exercises.
Given our historic cash flows and current financial condition, we believe that the cash flows from operating and investing activities over the next year and our bank line of credit will provide sufficient liquidity for the operations of the Company.
INFLATION
We do not consider the impact of inflation to be material in the analysis of our net revenues, income from continuing operations or our overall operations.
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
Fixed Maturity Securities. On a monthly basis, we review our fixed maturity securities for impairment. We consider the following factors when evaluating potential impairment:
•	the length of time and extent to which the estimated fair value has been less than book value;

•	the degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates);

•	the degree to which an issuer is current or in arrears in making principal and interest/dividend payments on the securities in question;

•	the financial condition and future prospects of the issuer, including any specific events that may influence the issuer’s operations and its ability to make future scheduled principal and interest payments on a timely basis;

•	the independent auditor’s report on the issuer’s most recent financial statements;

•	the judgment of our outside fixed income investment manager;

•	relevant rating history, analysis and guidance provided by rating agencies and analysts; and

•	our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.
We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of fixed maturity securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s and Standard & Poor’s (“S&P”).
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
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed maturity and closed-end mutual fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed maturity securities are required to be investment grade at the time of purchase to protect investments. As of December 31, 2008, approximately 99% of our fixed maturity portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit of our fixed maturity portfolio. In performing our other-than-temporary impairment analysis for our fixed maturity securities and closed-end mutual funds, we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 2 to the Consolidated Financial Statements for information regarding our securities that were in an unrealized loss position at December 31, 2008 that were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations-Net Realized Losses on Investments,” “Business Outlook-Investments” and “Liquidity and Capital Resources” above and Note 2 to the Consolidated Financial Statements.

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
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.6 million at December 31, 2008. Given the uncertainties of the outcome of the Highlands’ arbitration and receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
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
As of December 31, 2008, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
•	ULI -limited liability (“ULIL”)

•	ULI — non-limited liability (“ULIN”)

•	CPI

•	GAP
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
In performing our loss reserve analysis, we select a single loss reserve estimate for each product line that represents management’s “best estimate” based on facts and circumstances then known to us. Prior to the second quarter of 2008, we also calculated high and low estimates for our lender service product lines; however, we no longer perform such high and low estimates as the lender service product lines do not exhibit significant volatility and such additional information is not considered useful to management.
Loss and LAE Reserves at Year End. As of December 31, 2008 and 2007, gross loss and LAE reserves by product line were split between incurred but not reported (“IBNR”) and case reserves as follows:

	December 31, 2008		December 31, 2007
	IBNR	Case	IBNR	Case

ULIL	$1,087,000	$101,182	$1,316,000	$57,500
ULIN	693,728	472,363	316,784	437,541
CPI	179,472	21,619	318,358	22,286
EPD	811,000	339,000	577,000	109,850
GAP	3,410,122	100,343	3,006,524	94,233
UC	1,747,893	—	1,988,704	—
WIP	3,262,742	—	2,397,572	30
Discontinued bond program	6,019,253	620,207	6,052,668	688,696
Vehicle service contracts	1,436,263	—	—	—
Other specialty products	17,418	—	—	—

Total	$18,664,891	$1,654,714	$15,973,610	$1,410,136

During 2008, reserves for incurred losses and LAE attributable to insured events of prior years decreased by approximately $1.4 million as a result of re-estimation of unpaid losses and LAE principally on our lender service product line. An analysis of this change in reserves is provided below.
GAP experienced reserve redundancies of approximately $0.5 million during 2008. The improvement in loss experience primarily related to the 2007 accident year. At December 31, 2008 and 2007, our ultimate selected loss ratio for the 2007 accident year was 53.4% and 58.1%, respectively. Changes in this key assumption occurred primarily during the second and third quarters of 2008 as the majority of our GAP losses are settled within six to nine months from the date of loss. When estimating the ultimate loss ratio at December 31, 2007, we selected an ultimate loss ratio for the 2007 accident year that was equal to the then current indicated paid loss ratio. During the first nine months of 2008, our 2007 accident year loss experience was more favorable than previously estimated at December 31, 2007. In accordance with SFAS No. 60, we recorded this change in reserves as a change in estimate during 2008.
ULIL experienced reserve redundancies of approximately $0.6 million during 2008. The improvement in loss experience primarily related to the 2007 accident year. At December 31, 2008 and 2007, our ultimate selected loss ratio for the 2007 accident year was 63.7% and 66.7%, respectively. Changes in this key assumption occurred primarily during the first quarter of 2008 as the majority of our ULIL losses are settled within three to six months from the date of loss. When estimating the ultimate loss ratio at December 31, 2007, we selected an ultimate loss ratio for the 2007 accident year that was equal to the then current indicated paid loss ratio. During the first quarter of 2008, our 2007 accident year loss experience was more favorable than previously estimated at December 31, 2007. In accordance with SFAS No. 60, we recorded this change in reserves as a change in estimate during 2008. It should be noted that the ULIL product is subject to premium adjustments based on loss experience (i.e., experience-rated policies or retrospective-rated policies), and therefore this prior year loss development had no impact on net income.
For our direct business, the majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the above redundancies in reserves may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this redundancy to future periods.
Equity-Based Compensation Expense
The fair value of stock options granted by us are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges and assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating expected volatility of the common shares in the future. Dividend yield is based on historical dividends. See Note 10 to the Consolidated Financial Statements for more information concerning our equity-based compensation expense.
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
Guarantee Liabilities
As disclosed in Note 4 to the Consolidated Financial Statements, we account for guarantees in accordance with FIN 45. We have determined that the undertaking agreements as described in Note 4 are within the scope of FIN 45. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different than the FIN 45 liability as recorded at December 31, 2008. Because of the subjective nature inherent in assessing the estimated future costs associated with the undertaking agreements and because of the potential that our estimated future costs may be materially different than our actual future costs, such estimates are considered to be critical accounting estimates. See “Regulation-Ongoing SEC Investigation,” in Item 1 above, “Liquidity and Capital Resources” above, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for more information regarding the ongoing SEC investigation.
Federal Income Taxes
We accrue for federal income taxes based on amounts we believe we ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, we may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.
We utilize the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized. In accordance with FIN 48, the Company must also adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. For more information concerning our federal income taxes, see Note 8 to the Consolidated Financial Statements.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bancinsurance Corporation
We have audited the accompanying consolidated balance sheets of Bancinsurance Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the two years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancinsurance Corporation and subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Daszkal Bolton LLP
Boca Raton, Florida
February 25, 2009

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Years ended December 31,
	2008	2007

Revenues:
Net premiums earned	$48,162,776	$46,973,258
Net investment income	3,898,457	3,897,651
Net realized losses on investments	(3,462,577)	(1,225,293)
Net realized gain on sale of affiliate	—	62,500
Management fees	368,841	448,899
Other income	34,232	69,122

Total revenues	49,001,729	50,226,137

Expenses:
Losses and loss adjustment expenses	24,556,501	23,794,155
Discontinued bond program losses and loss adjustment (benefit) expenses	(101,904)	749,575
Policy acquisition costs	11,704,193	10,973,380
Other operating expenses	7,803,122	7,257,667
SEC investigation expenses	3,289,462	2,504,122
Interest expense	1,232,255	1,472,692

Total expenses	48,483,629	46,751,591

Income before federal income taxes	518,100	3,474,546

Federal income tax (benefit) expense	(843,203)	470,837

Net income	$1,361,303	$3,003,709

Net income per share:
Basic	$.27	$.60

Diluted	$.27	$.59
See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2008	2007

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,330,671 in 2008 and $5,291,616 in 2007)	$5,198,068	$5,195,137

Available for sale:
Fixed maturities, at fair value (amortized cost $67,022,560 in 2008 and $73,309,250 in 2007)	59,675,070	72,626,724

Equity securities, at fair value (cost $7,295,353 in 2008 and $11,337,505 in 2007)	6,541,864	12,382,218

Short-term investments, at cost which approximates fair value	5,939,254	472,329

Restricted short-term investments, at cost which approximates fair value	3,886,635	6,714,935

Other invested assets	715,000	715,000

Total investments	81,955,891	98,106,343

Cash	5,499,847	4,151,088

Premiums receivable	5,278,710	7,477,434

Reinsurance recoverables	4,836,817	3,842,197

Prepaid reinsurance premiums	35,615,978	26,516,796

Deferred policy acquisition costs	8,263,102	9,059,182

Loans to affiliates	1,093,932	1,034,660

Accrued investment income	1,008,648	1,098,214

Net deferred tax asset	5,583,390	1,455,438

Other assets	1,244,583	1,523,304

Total assets	$150,380,898	$154,264,656

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets, Continued

	December 31,
	2008	2007

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$13,680,145	$10,642,382

Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,639,460	6,741,364

Unearned premiums	58,201,957	52,886,528

Ceded reinsurance premiums payable	2,431,515	4,663,180

Experience rating adjustments payable	1,046,391	1,994,587

Retrospective premium adjustments payable	1,228,537	4,216,427

Funds held under reinsurance treaties	651,267	663,857

Funds held for account of others	3,886,635	6,714,935

Contract funds on deposit	2,677,244	2,517,046

Taxes, licenses and fees payable	336,413	502,996

Current federal income tax payable	131,171	200,688

Deferred ceded commissions	3,727,297	3,159,732

Commissions payable	1,837,757	2,227,598

Other liabilities	1,279,728	3,211,414

Bank line of credit	2,500,000	—

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	$115,720,517	115,807,734

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—

Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at December 31, 2008 and 2007; 5,082,574 shares outstanding at December 31, 2008 and 4,997,950 shares outstanding at December 31, 2007	1,794,141	1,794,141

Additional paid-in capital	1,638,503	1,630,394

Accumulated other comprehensive (loss) income	(5,346,647)	239,041

Retained earnings	41,972,699	40,611,396

	40,058,696	44,274,972
Less: Treasury shares, at cost (1,087,767 common shares at December 31, 2008 and 1,172,391 common shares at December 31, 2007)	(5,398,315)	(5,818,050)

Total shareholders’ equity	34,660,381	38,456,922

Total liabilities and shareholders’ equity	$150,380,898	$154,264,656

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity

Balance at December 31, 2006	—	—	$1,794,141	$1,554,355	$1,142,957	$37,607,687	$(5,733,521)	$36,365,619

Comprehensive income:
Net income	—	—	—	—	—	3,003,709	—	3,003,709
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(903,916)	—	—	(903,916)

Total comprehensive income								2,099,793

Equity-based compensation expense	—	—	—	339,654	—	—	—	339,654
117,348 common shares repurchased	—	—	—	—	—	—	(731,900)	(731,900)
56,729 common shares issued in connection with restricted stock awards	—	—	—	(280,809)	—	—	280,809	—
89,000 common shares issued in connection with the exercise of stock options, net of tax benefit	—	—	—	17,194	—	—	366,562	383,756

Balance at December 31, 2007	—	—	1,794,141	1,630,394	239,041	40,611,396	(5,818,050)	38,456,922

Comprehensive income:
Net income	—	—	—	—	—	1,361,303	—	1,361,303
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(5,585,688)	—	—	(5,585,688)

Total comprehensive loss								(4,224,385)

Equity-based compensation expense	—	—	—	395,054	—	—	—	395,054
84,624 common shares issued in connection with restricted stock awards	—	—	—	(419,735)	—	—	419,735	—
Tax benefit related to vesting of restricted stock	—	—	—	32,790	—	—	—	32,790

Balance at December 31, 2008	—	—	$1,794,141	$1,638,503	$(5,346,647)	$41,972,699	$(5,398,315)	$34,660,381

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,361,303	$3,003,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses on investments	3,462,577	1,225,293
Net realized gain on sale of affiliate	—	(62,500)
Net realized gain from sale of property	—	(53,182)
Depreciation and amortization	588,696	506,575
Equity-based compensation expense	395,054	339,654
Deferred federal income tax benefit	(1,250,476)	(733,612)
Change in assets and liabilities:
Premiums receivable	2,198,724	(2,942,578)
Reinsurance recoverables	(994,620)	(2,421,787)
Prepaid reinsurance premiums	(9,099,182)	(17,238,237)
Deferred policy acquisition costs	796,080	395,228
Other assets, net	32,034	(27,878)
Reserve for unpaid losses and loss adjustment expenses	2,935,859	2,600,506
Unearned premiums	5,315,429	15,638,332
Ceded reinsurance premiums payable	(2,231,665)	2,884,158
Experience rating adjustments payable	(948,196)	(256,584)
Retrospective premium adjustments payable	(2,987,890)	665,446
Funds held under reinsurance treaties	(12,590)	228,299
Funds held for account of others	(2,828,300)	4,962,098
Contract funds on deposit	160,198	28,375
Deferred ceded commissions	567,565	1,407,454
Commissions payable	(389,841)	645,773
Taxes, license and fees payable	(166,583)	75,068
SEC investigation expense payable	(1,599,497)	2,011,500
Other liabilities, net	(368,914)	(940,570)

Net cash (used in) provided by operating activities	(5,064,235)	11,940,540

Cash flows from investing activities:
Proceeds from sale of affiliate, net	—	62,500
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,255,000	610,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	14,878,376	18,411,192
Proceeds from available for sale equity securities sold	12,318,746	8,300,442
Cost of held to maturity fixed maturities	(1,293,250)	(1,034,112)
Cost of available for sale fixed maturities	(11,103,831)	(24,616,578)
Cost of available for sale equity securities	(9,522,920)	(12,070,413)
Net change in short-term investments	(5,466,925)	6,038,814
Net change in restricted short-term investments	2,828,300	(4,962,098)
Proceeds from collection of note receivable	300,000	—
Sale of land, property and leasehold improvements	—	359,386
Purchase of land, property and leasehold improvements	(280,502)	(314,251)

Net cash provided by (used in) investing activities	3,912,994	(9,215,118)

Cash flows from financing activities:
Acquisition of treasury shares	—	(731,900)
Proceeds from bank line of credit	2,500,000	—
Proceeds from stock options exercised	—	334,375

Net cash provided by (used in) financing activities	2,500,000	(397,525)

Net increase in cash	1,348,759	2,327,897
Cash at beginning of year	4,151,088	1,823,191

Cash at end of year	$5,499,847	$4,151,088

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,246,878	$1,474,330

Federal income taxes	$444,000	$1,221,172

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements – December 31, 2008 and 2007
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Organization

Bancinsurance Corporation is a specialty property/casualty insurance holding company incorporated in the State of Ohio in 1970. The Company has two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our,” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.

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

Our lender service product line offers four types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our ULI product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold to auto dealers, lenders and lessors and provides coverage on either an individual or portfolio basis. Fourth, equipment physical damage insurance (“EPD”) is an all risk policy written to cover agricultural, construction and commercial equipment vehicles. EPD was introduced in 2007 and offers insurance protection for financed equipment purchases. This policy protects both lenders and consumers against the risk of physical damage or theft of their financed equipment and is available for the term of the loan or an annual basis. Prior to first quarter of 2008, we reported EPD within our CPI product line.

Our unemployment compensation (“UC”) products are utilized by entities that are qualified to elect not to pay unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.

Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume and cede certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, we entered into a 50% quota share reinsurance arrangement whereby we assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby our assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company. Prior to the first quarter of 2008, contract and escrow surety bond business produced by this general insurance agent was reported within our other specialty products line.

We have certain other specialty products which consist primarily of two vehicle service contract programs and two contract surety bonds not produced under our WIP program. The premiums produced under other specialty products are not considered material to our results of operations. Our two contract surety bonds are for one contractor and are indemnified by the principal which reduces our risk of loss. For our two vehicle service contract programs, we maintain reinsurance and/or collateral in excess of our estimated claim obligations, which reduces our risk of loss. For more information concerning one of the vehicle service contract programs, see “Automobile Service Contract Program” in Note 15.

In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” in Note 15.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 is not expected to have a material impact on our consolidated financial statements because the Company does not provide financial guarantee insurance contracts.

(d)	Consolidation Policy

The accompanying financial statements include the Company’s accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(e)	Investments

Investments in held to maturity fixed maturities where we have the ability and intent to hold to maturity are carried at amortized cost. Investments in fixed maturities held as available for sale, which include bonds and redeemable preferred stock, are carried at fair value. The unrealized holding gain or loss, net of applicable deferred taxes and reclassification adjustment, is reflected in other comprehensive income.

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

Ohio Indemnity’s insurance premiums and ceded commissions are earned over the terms of the related insurance policies and reinsurance contracts. For our ULI, GAP and EPD products, premiums and ceded commissions are earned over the contract period in proportion to the amount of insurance protection provided as the amount of insurance protection declines according to a predetermined schedule. For all other products, premiums and ceded commissions are earned pro rata over the contract period. The portion of premiums written applicable to the unexpired portion of insurance policies is recorded in the balance sheet as unearned premiums.

Management fees are recognized when earned based on the development of UC benefit charges.

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

In the ordinary course of business, we cede and assume reinsurance with other insurers and reinsurers. We report balances pertaining to reinsurance transactions “gross” on the balance sheet, meaning that reinsurance recoverables on unpaid losses and LAE and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets (reinsurance recoverables and prepaid reinsurance premiums, respectively). Ceded reinsurance transactions for the Company include quota share arrangements for certain lender service producers. The Company also participates in several quota share arrangements under its WIP program in which the Company assumes and cedes business. Lastly, the Company assumed bail and immigration bond business from 2001 through the second quarter of 2004, after which time the program was discontinued. See Note 15 for more information concerning the Company’s reinsurance transactions.

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

(k)	Restricted Short-Term Investments and Funds Held for Account of Others

The balances reflected in these accounts relate primarily to the Company’s automobile service contract programs. For these programs, the Company has obtained collateral in the form of cash and short-term investments to support its claim obligations under the programs. As of December 31, 2008, the collateral held by the Company exceeds our estimated claim obligations. As a result, the restricted short-term investments and the funds held amounts are the same as any excess collateral remaining after the payment of all claim obligations would be returned to the respective service contract provider.

(l)	Contract Funds on Deposit

Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Management fees of $368,841 and $448,899 were recognized in 2008 and 2007, respectively, as a result of this arrangement.

(m)	Depreciation and Amortization

Property, equipment and internally-developed computer software are stated at cost and depreciated using the straight-line method over the estimated useful life, ranging from three to five years. Leasehold improvements are capitalized and amortized over the remaining office lease term. Maintenance and repairs are charged directly to expense as incurred. As of December 31, 2008 and 2007, the carrying value of property, equipment, computer software and leasehold improvements, net of accumulated depreciation, was $588,696 and $506,756, respectively. These balances are presented in the accompanying balance sheets as other assets.

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

The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities at December 31, 2008 and 2007 were as follows:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$2,306,533	$43,350	$—	$2,349,883
Obligations of states, municipals and political subdivisions	2,891,535	99,232	9,979	2,980,788

Total held to maturity	5,198,068	142,582	9,979	5,330,671

Available for sale:
Fixed maturities:
Obligations of states, municipals and political subdivisions	64,840,650	275,143	7,597,616	57,518,177
Corporate and other taxable debt securities	1,800,360	—	161,717	1,638,643
Redeemable preferred stock	381,550	136,700	—	518,250

Total fixed maturities	67,022,560	411,843	7,759,333	59,675,070
Equity securities	7,295,353	625,137	1,378,626	6,541,864

Total available for sale	74,317,913	1,036,980	9,137,959	66,216,934

Total	$79,515,981	$1,179,562	$9,147,938	$71,547,605

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Held to maturity:
Fixed maturities:
US Treasury securities and obligations of US Government corporations and agencies	$2,284,314	$18,365	$73	$2,302,606
Obligations of states, municipals and political subdivisions	2,910,823	81,048	2,861	2,989,010

Total held to maturity	5,195,137	99,413	2,934	5,291,616

Available for sale:
Fixed maturities:
Obligations of states, municipals and political subdivisions	70,625,890	479,798	1,189,802	69,915,886
Corporate and other taxable debt securities	2,382,360	114,104	8,026	2,488,438
Redeemable preferred stock	301,000	—	78,600	222,400

Total fixed maturities	73,309,250	593,902	1,276,428	72,626,724
Equity securities	11,337,505	1,691,735	647,022	12,382,218

Total available for sale	84,646,755	2,285,637	1,923,450	85,008,942

Total	$89,841,892	$2,385,050	$1,926,384	$90,300,558

The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$700,150	$711,031	$—	$—
Due after one year but less than five years	3,329,986	3,416,046	2,169,140	2,174,673
Due after five years but less than ten years	523,511	535,738	8,376,546	8,120,564
Due after ten years	644,421	667,856	56,476,874	49,379,833

Total	$5,198,068	$5,330,671	$67,022,560	$59,675,070

Net investment income for each of the years ended December 31 is summarized below:

	2008	2007

Fixed maturities	$3,379,485	$3,354,860
Equity securities	617,687	682,715
Short-term investments	127,384	119,235
Other	34,776	44,274
Expenses	(260,875)	(303,433)

Net investment income	$3,898,457	$3,897,651

The proceeds from sales of available for sale securities were $20,809,894 and $17,616,461 for the years ended December 31, 2008 and 2007, respectively, which includes $10,087,674 and $7,200,032, respectively, from sales of our money market mutual fund which we buy and sell regularly as part of our liquidity management.

Pre-tax net realized gains (losses) on investments and changes in unrealized gains (losses) on available for sale investments were as follows for each of the years ended December 31:

	2008	2007

Gross realized gains:
Fixed maturities	$100,635	$106,357
Equity securities	569,567	19,559

Total gains	670,202	125,916

Gross realized losses:
Fixed maturities	191,252	92,104
Equity securities	238,582	15,979
Other-than-temporary impairments	3,702,945	1,243,126

Total losses	4,132,779	1,351,209

Net realized losses	$(3,462,577)	$(1,225,293)

Changes in net unrealized gains (losses) on available for sale investments:
Fixed maturities	$(6,664,962)	$(1,291,343)
Equity securities	(1,798,202)	(78,227)

Net change in net unrealized losses	$(8,463,164)	$(1,369,570)

We continually monitor the difference between the book value and the estimated fair value of our investments, which involves judgment as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline in any investment is “other-than-temporarily impaired,” we record the decline as a realized loss through the income statement. If our judgment changes in the future, we may ultimately record a realized loss for a security after having originally concluded that the decline in value was temporary. We begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio (“fair value to book ratio”) falls below 80%. Our assessment as to whether a security is other-than-temporarily impaired depends on, among other things: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer specific; (3) our current judgment as to the financial condition and future prospects of the entity that issued the investment security; and (4) our ability and intent to hold the security for a period of time sufficient to allow for recovery in the estimated fair value.

The following table summarizes the fair value to book ratio for all securities in an unrealized loss position at December 31, 2008:

		Estimated	Gross	Aggregate	Percent
	Book	fair	unrealized	fair value to	of total
Fair value to book ratio	value	value	loss	book ratio	book value
Fixed maturities:
90% to 99%	$22,410,310	$21,412,638	$997,672	95.5%	40.5%
80% to 89%	16,775,908	14,348,190	2,427,718	85.5	30.3
70% to 79%	11,703,885	8,920,951	2,782,934	76.2	21.1
60% to 69%	4,294,231	2,822,767	1,471,464	65.7	7.7
50% to 59%	204,298	114,774	89,524	56.2	0.4

Total fixed maturities	55,388,632	47,619,320	7,769,312	86.0	100.0

Equities:
90% to 99%	—	—	—	—	—
80% to 89%	232,550	191,400	41,150	82.3	4.3
70% to 79%	4,787,788	3,570,322	1,217,466	74.6	88.6
60% to 69%	383,915	263,905	120,010	68.7	7.1

Total equities	5,404,253	4,025,627	1,378,626	74.5	100.0

Total	$60,792,885	$51,644,947	$9,147,938	85.0%	100.0%

We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s and Standard & Poor’s (“S&P”). The following table shows the composition of fixed maturity securities in an unrealized loss position at December 31, 2008 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent		Estimated	Gross	Aggregate	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	fair value	of total
rating	rating	rating	value	value	loss	to book ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$39,482,827	$34,523,147	$4,959,680	87.4%	71.3%
2FE	BBB	Baa	15,488,507	12,720,581	2,767,926	82.1	28.0
3FE	BB	Ba	417,298	375,592	41,706	90.0	0.7
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$55,388,632	$47,619,320	$7,769,312	86.0%	100.0%

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at December 31, 2008 and December 31, 2007, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2008	value	loss	value	loss	value	loss
Fixed maturities:
Obligations of states, municipals and political subdivisions	$25,655,047	$2,532,779	$20,575,630	$5,074,816	$46,230,677	$7,607,595
Corporate and other taxable debt securities	1,294,380	155,980	94,263	5,737	1,388,643	161,717

Total fixed maturities	26,949,427	2,688,759	20,669,893	5,080,553	47,619,320	7,769,312

Equity securities:
Banks, trusts and insurance companies	647,299	205,919	—	—	647,299	205,919
Industrial and miscellaneous	81,662	26,440	—	—	81,662	26,440
Closed-end mutual funds	970,705	279,813	2,325,961	866,454	3,296,666	1,146,267

Total equities	1,699,666	512,172	2,325,961	866,454	4,025,627	1,378,626

Total	$28,649,093	$3,200,931	$22,995,854	$5,947,007	$51,644,947	$9,147,938

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2007	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$332,888	$73	$—	$—	$332,888	$73
Obligations of states, municipals and political subdivisions	30,702,474	1,013,844	6,202,926	178,819	36,905,400	1,192,663
Corporate and other taxable debt securities	191,974	8,026	—	—	191,974	8,026
Redeemable preferred stock	222,400	78,600	—	—	222,400	78,600

Total fixed maturities	31,449,736	1,100,543	6,202,926	178,819	37,652,662	1,279,362

Equity securities:
Banks, trusts and insurance companies	1,208,400	152,017	—	—	1,208,400	152,017
Industrial and miscellaneous	461,090	113,462	—	—	461,090	113,462
Closed-end mutual funds	3,392,231	226,408	1,525,391	155,135	4,917,622	381,543

Total equities	5,061,721	491,887	1,525,391	155,135	6,587,112	647,022

Total	$36,511,457	$1,592,430	$7,728,317	$333,954	$44,239,774	$1,926,384

As of December 31, 2008, we had approximately 99 fixed maturity securities and 4 equity securities that have been in an unrealized loss position for 12 months or longer. All 99 of the fixed maturity securities are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). All 99 of the fixed maturity securities are current on interest and principal and we believe that it is probable that all contract terms of each security will be satisfied. All 4 equity securities relate to investments in closed-end mutual funds. Each of these investments continues to pay its regularly scheduled monthly dividend and we believe there have been no material changes in credit quality for any of these funds over the past twelve months. The increase in unrealized loss position for investments as of December 31, 2008 is primarily due to our fixed maturity portfolio as a result of the changes in the interest rate environment and/or current capital market conditions, and we believe we have the positive intent and ability to hold these securities until they mature or substantially recover in value.

Impairment charges included in net realized losses on investments in 2008 and 2007 were $3,702,945 and $1,243,126, respectively. The impairment charges during 2008 were primarily due to the following: (1) $1,176,989 in impairment charges for floating rate municipal bond securities of ten issuers whose fair values were adversely affected primarily by the decline in short-term interest rates during 2008; (2) $746,019 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; (3) $420,414 in impairment charges for non-investment grade fixed maturity securities of five issuers; (4) $332,000 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (5) $273,549 in impairment charges for equity securities of four other companies whose fair values were adversely affected by current market conditions; (6) $231,601 in impairment charges for an equity security of a financial institution (AIG) who suffered a liquidity crisis following the downgrade of its credit rating; (7) $200,477 in impairment charges for an equity security of a financial institution (Lehman Brothers) who filed for bankruptcy due to losses in the credit markets; (8) $182,119 in impairment charges for two closed-end mutual funds whose fair values were adversely affected by current market conditions; and (9) $139,777 in impairment charges for equity securities of a communications company whose fair value was adversely affected primarily by a recession in the Florida real estate market.

At December 31, 2008, investments having an amortized cost of $5,027,450 were on deposit with various state insurance departments to meet their respective regulatory requirements.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs for each of the years ended December 31 is summarized as follows:

	2008	2007

Deferred, January 1	$9,059,182	$9,454,410
Additions:
Commissions	10,679,456	10,409,688
Premium tax	505,499	543,605

Total additions	11,184,955	10,953,293

Amortization to expense	11,981,035	11,348,521

Deferred, December 31	$8,263,102	$9,059,182

(4)	GUARANTEES

As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (“SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC in an effort to resolve this matter.

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

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34” (“FIN 45”). The Company has determined that the above referenced undertaking agreements are within the scope of FIN 45. In order to estimate the fair value of future obligations under these undertaking agreements, the Company periodically obtains estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. Based on these estimates, the Company recorded a FIN 45 liability of $0.4 million and $1.3 million as of December 31, 2008 and December 31, 2007, respectively, which is included within other liabilities in the accompanying consolidated balance sheets. The FIN 45 liability at December 31, 2008 as compared to the FIN 45 liability at December 31, 2007 reflects (a) a decrease of approximately $1.9 million as a result of actual legal fees and expenses incurred for services rendered through December 31, 2008 related to the undertaking agreements and (b) an increase of approximately $1.0 million as a result of a net increase in the estimated future legal costs related to the undertaking agreements. The Company cannot predict what actions, if any, the SEC will take after each officer has responded to the Notice. As a result, the Company cannot estimate any future obligations related to the undertaking agreements beyond the estimated costs to respond to the Notice. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different from the $0.4 million estimated fair value of such future payments as recorded at December 31, 2008.

(5)	BANK LINE OF CREDIT

Bancinsurance Corporation has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010, having a $2,500,000 and $0 outstanding balance at December 31, 2008 and December 31, 2007, respectively. The terms of the revolving credit agreement contain various restrictive covenants. As of December 31, 2008, Bancinsurance Corporation was in compliance with all such covenants. The bank line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% at December 31, 2008). Interest expense related to the bank line of credit for the years ended

December 31, 2008 and 2007 was $75,676 and $0, respectively. The bank that provides the line of credit is also a policyholder of the Company.
(6)	LEASE EXPENSES

We routinely lease premises for use as administrative offices, vehicles and office equipment under operating leases for varying periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Effective January 1, 2009, we entered into a new lease for our Columbus, Ohio office space. Under the provisions of this lease, no cash payments are due until June 1, 2009. Rent expense is recognized evenly over the lease term ending December 31, 2015. Rental expenses under our operating lease that expired on December 31, 2008 were $191,749 and $177,839 for the years ended December 31, 2008 and 2007, respectively.

The future minimum lease payments required under operating leases for the next five fiscal years are as follows:

2009	$201,264
2010	207,114
2011	212,964
2012	218,814
2013	222,513
Thereafter	461,142

Total	$1,523,811

(7)	TRUST PREFERRED DEBT ISSUED TO AFFILIATES

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (6.21% and 9.13% at December 31, 2008 and 2007, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.51% and 8.88% at December 31, 2008 and 2007, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the years ended December 31, 2008 and 2007 was $1,156,567 and $1,472,459, respectively. The terms of the junior subordinated debentures contain various covenants. As of December 31, 2008, the Company was in compliance with all such covenants.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with FIN 46, BIC Trust I and BIC Trust II are not considered to be VIEs and are not included in the Company’s consolidated financial statements. If they were included in the consolidated financial statements, there would be no change to net income, only changes in the presentation of the financial statements.

(8)	FEDERAL INCOME TAXES

Deferred income taxes at December 31 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences which give rise to the net deferred tax asset at December 31 are as follows:

	2008	2007

Deferred tax assets:
Net unrealized losses on available for sale securities	$2,754,333	$—
Unpaid loss and LAE reserves	390,216	240,951
Unearned premium reserves	1,535,847	1,793,142
Alternative minimum tax	1,127,494	610,909
Other-than-temporary impairment of investments	1,175,331	428,535
Deferred ceded commissions	1,267,281	1,074,309
Guarantee liabilities	125,800	432,650
Other	458,319	359,244

Total deferred tax assets	8,834,621	4,939,740

Deferred tax liabilities:
Net unrealized gains on available for sale securities	—	(123,142)
Deferred policy acquisition costs	(2,809,455)	(3,080,122)
Accrued dividends receivable	(15,891)	(17,771)
Other	(425,885)	(263,267)

Total deferred tax liabilities	(3,251,231)	(3,484,302)

Net deferred tax asset	$5,583,390	$1,455,438

Net deferred tax assets and liabilities and federal income tax expense in future years can be materially affected by changes in enacted tax rates or by unexpected adverse events.

The provision for federal income taxes for each of the periods ended December 31 consisted of the following:

	2008	2007

Current expense	$407,272	$1,204,449
Deferred benefit	(1,250,475)	(733,612)

Federal income tax (benefit) expense	$(843,203)	$470,837

The difference between federal income taxes provided at our effective tax rate and the 34% federal statutory rate for each of the periods ended December 31 was as follows:

	2008	2007

Federal income tax at statutory rate	$175,936	$1,181,346
Dividends received deduction and tax exempt interest	(940,728)	(924,539)
Business meals and entertainment	19,243	27,520
Other	(97,654)	186,510

Federal income tax (benefit) expense	$(843,203)	$470,837

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other operating expenses” category within our consolidated statements of income.

(9)	BENEFIT PLANS

The Ohio Indemnity Company Employee 401(k) and Profit Sharing Plan (the “401(k) Plan”) is available to full-time employees who meet the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, we match 100% of the qualified employee’s contribution up to 3% of salary and 50% of the qualified employee’s contribution between 3% and 5% of salary. The total cost of the matching contribution was $100,241 and $98,222 for the years ended December 31, 2008 and 2007, respectively.

(10)	EQUITY-BASED COMPENSATION

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

We have stock options and restricted stock outstanding at December 31, 2008 under two equity compensation plans (collectively, the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.

The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 145,500 common shares were outstanding at December 31, 2008, expire at various dates from 2009 to 2013 and range in option price per share from $4.063 to $6.25. Of the options for 145,500 common shares outstanding, 16,000 have been granted to our non-employee directors and 129,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 583,000 common shares were outstanding at December 31, 2008, expire at various dates from 2012 to 2018 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 122,443 restricted common shares were also outstanding at December 31, 2008. Of the total equity-based awards for 705,443 common shares outstanding under the 2002 Plan, 34,000 have been granted to our non-employee directors and 671,443 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of December 31, 2008, there were 225,647 common shares available for future grant under the 2002 Plan.

The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and then recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. For the year ended December 31, 2008, the Company granted 84,624 restricted common shares to employees which were valued at $4.75 per share. There were 18,910 restricted common shares that vested during the year ended December 31, 2008.

The following table summarizes restricted stock award activity under our 2002 Plan from January 1, 2008 through December 31, 2008:

		Weighted-average
		grant date fair value
	Shares	per common share

Outstanding at January 1, 2008	56,729	$6.40
Granted	84,624	4.75
Vested	(18,910)	6.40
Cancelled	—	—

Outstanding at December 31, 2008	122,443	5.26

All stock options: (1) have been granted with an exercise price equal to the closing price of our common shares on the date of grant;

(2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period (subject to the applicable officer’s or employee’s continued employment with the Company); and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant (subject to the applicable director’s continued service on the board of directors of the Company). Compensation expense for stock options is measured on the date of grant at fair value and is recognized over the respective service period, which matches the vesting period.

The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of the common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. For the year ended December 31, 2008, the Company granted 12,000 stock options to non-employee directors which were valued at $2.72 per share. The following table provides the range of assumptions used for options valued during each of the years ended December 31:

	2008	2007

Risk-free interest rate	3.27%	4.90%
Expected life	7 years	6 years
Expected volatility	53.2%	32.4%
Dividend yield	0%	0%
The following table summarizes all stock option activity under the Plans from January 1, 2008 through December 31, 2008:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value

Outstanding at January 1, 2008	748,500	$5.65
Granted	12,000	4.75
Exercised	—	—
Expired	(32,000)	4.84
Cancelled	—	—

Outstanding at December 31, 2008	728,500	5.67	5.25	$—

Vested and exercisable at December 31, 2008	558,700	5.55	4.62	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on December 31, 2008 ($3.65), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date. Because no options were in-the-money at December 31, 2008, the aggregate intrinsic value was zero. There were no stock options exercised during the year ended December 31, 2008.

The following table summarizes nonvested stock option activity under the Plans from January 1, 2008 through December 31, 2008:

		Weighted-average
		grant date fair value
	Shares	per common share

Nonvested at January 1, 2008	264,800	$2.41
Granted	12,000	2.72
Vested	107,000	2.32
Expired	—	—
Cancelled	—	—

Nonvested at December 31, 2008	169,800	2.50

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense for the years ended December 31, 2008 and 2007 of $395,054 and

$339,654 ($260,736 and $224,172 net of tax), respectively. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” the equity-based compensation expense is classified within other operating expenses in the accompanying statements of income to correspond with the same line item as cash compensation paid to employees.

As of December 31, 2008, the total pre-tax equity-based compensation cost related to nonvested stock options and nonvested restricted stock not yet recognized was $857,123. The weighted-average period over which this cost is expected to be recognized is approximately 2.1 years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 12/31/08	contractual life (years)	price	at 12/31/08	price

4.063 - 4.82	162,000	3.68	$4.50	150,000	$4.48
5.00 - 5.375	189,500	3.33	5.23	189,500	5.23
6.00 - 6.40	248,000	7.40	6.02	116,000	6.04
7.04 - 8.00	129,000	5.93	7.11	103,200	7.11

Total ($4.063 - $8.00)	728,500	5.25	5.67	558.700	5.55

(11)	STATUTORY RESTRICTIONS

Generally, Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to its parent in the form of dividends, loans or advances without the approval of the Department. Under these restrictions, during 2009, dividends, loans or advances in excess of $4,516,755 will require the approval of the Department.

Ohio Indemnity is subject to a risk-based capital test applicable to property/casualty insurers. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels at December 31, 2008.

(12)	STATUTORY SURPLUS AND NET INCOME

Ohio Indemnity is statutorily required to file financial statements with state and other regulatory authorities. The accounting principles used to prepare such statutory financial statements follow prescribed or permitted accounting practices as defined in the NAIC Accounting Practices and Procedures Manual, which principles may differ from GAAP. Permitted statutory accounting practices encompass all accounting practices not so prescribed, but allowed by the Department. Ohio Indemnity has no permitted statutory accounting practices.

As of and for the periods ended December 31, Ohio Indemnity’s statutory surplus and net income determined in accordance with statutory accounting practices differed from shareholder’s equity and net income determined in accordance with GAAP by the following:

	Shareholder’s Equity/Surplus		Net Income
	2008	2007	2008	2007
Statutory	$45,167,551	$45,065,039	$3,115,387	$6,669,399
Reconciling items:
Non-admitted assets	260,153	73,078	—	—
Deferred policy acquisition costs	8,263,102	9,059,182	(796,080)	(395,228)
Deferred ceded commissions	(3,721,329)	(3,098,845)	(622,483)	(1,519,678)
Current taxes	(228,103)	—	(228,103)	—
Deferred taxes	2,917,575	(320,877)	1,078,998	408,515
Unrealized losses on investments	(7,273,854)	(363,516)	—	—
Statutory unearned premium reserve adjustment	838,616	—	838,616	—
Provision for reinsurance	—	9,000	—	—

GAAP	$46,223,711	$50,423,061	$3,386,335	$5,163,008

(13)	OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive loss and the related federal income tax effects for the years ended December 31 2008 and 2007, were as follows:

	Year ended December 31, 2008
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(11,925,741)	$(4,054,752)	$(7,870,989)
Less: reclassification adjustments for losses realized in net income	(3,462,577)	(1,177,276)	(2,285,301)

Net unrealized holding losses	(8,463,164)	(2,877,476)	(5,585,688)

Other comprehensive loss	$(8,463,164)	$(2,877,476)	$(5,585,688)

	Year ended December 31, 2007
	Pre-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount

Net unrealized holding losses on securities:
Unrealized holding losses arising during 2007	$(2,594,863)	$(882,254)	$(1,712,609)
Less: reclassification adjustments for losses realized in net income	(1,225,293)	(416,600)	(808,693)

Net unrealized holding losses	(1,369,570)	(465,654)	(903,916)

Other comprehensive loss	$(1,369,570)	$(465,654)	$(903,916)

(14)	RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for unpaid losses and LAE is summarized as follows (dollars in thousands):

	2008	2007

Balance at January 1	$17,384	$14,783
Less reinsurance recoverables	3,842	1,420

Net Balance at January 1	13,542	13,363

Incurred related to:
Current year	25,821	24,798
Prior years	(1,366)	(254)

Total incurred	24,455	24,544

Paid related to:
Current year	20,123	20,462
Prior years	3,835	3,903

Total paid	23,958	24,365

Reserves transferred from funds held for account of others (see Note 15)	1,444	—

Net Balance at December 31	15,483	13,542
Plus reinsurance recoverables	4,837	3,842

Balance at December 31	$20,320	$17,384

Reserve for unpaid losses and LAE	$13,680	$10,643
Discontinued bond program reserve for unpaid losses and LAE	6,640	6,741

Total reserve for unpaid losses and LAE	$20,320	$17,384

As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and LAE decreased by approximately $1,366,000 and $254,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in 2008 was primarily due to favorable loss development for our lender service product line.

For more information concerning loss and LAE reserves for the discontinued bond program, see “Discontinued Bond Program” in Note 15.

(15)	REINSURANCE

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

Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009. Under this arrangement, we ceded premiums earned of $1,958,377 and $3,450,688 for the years ended December 31, 2008 and 2007, respectively.

Under our WIP program, we assume and cede certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, we entered into a 50% quota share reinsurance arrangement whereby we assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby our assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. During 2006, we also began writing directly, assuming and ceding certain contract and escrow surety bond business under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general insurance agent that produces the waste surety bond business. Under this program, we assumed premiums earned of $5,292,338 and $3,827,564 for the years ended December 31, 2008 and 2007, respectively, and ceded premiums earned of $2,438,384 and $1,934,920 for the years ended December 31, 2008 and 2007, respectively.

Effective January 1, 2005, we entered into a producer-owned reinsurance arrangement with a GAP insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Under this arrangement, we ceded premiums earned of $4,657,167 and $3,560,054 for the years ended December 31, 2008 and 2007, respectively.

Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with a new EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Under this arrangement, we ceded premiums earned of $11,785,400 and $4,424,122 for the years ended December 31, 2008 and 2007, respectively.

In addition to the arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share arrangements, one UC facultative reinsurance arrangement, and two reinsurance arrangements for one of our vehicle service contract programs. For more information concerning this vehicle service contract program, see “Automobile Service Contract Program” below. Under these arrangements, we ceded premiums earned of $618,788 and $720,822 for the years ended December 31, 2008 and 2007, respectively.

From 2001 until the end of the second quarter of 2004, we participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Discontinued Bond Program” below.

A reconciliation of direct to net premiums, on both a written and earned basis, for each of the years ended December 31 is as follows:

	2008		2007
	Premiums	Premiums	Premiums	Premiums
	written	earned	written	earned
Direct	$65,958,352	$64,328,556	$72,496,436	$57,236,828
Assumed	5,041,884	5,292,338	4,615,150	3,827,564
Ceded	(30,557,301)	(21,458,118)	(31,329,371)	(14,091,134)

	$40,442,935	$48,162,776	$45,782,215	$46,973,258

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred for the years ended December 31, 2008 and 2007 were $11,113,690 and $7,663,800, respectively. For the years ended December 31, 2008 and 2007, ceded reinsurance decreased commission expense incurred by $3,182,210 and $2,573,657, respectively.

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

For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through December 31, 2008, except as noted below.

During the second quarter of 2008, we received an invoice from Harco for approximately $0.2 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it will provide us this information, we have not received such information as of the date of this report. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on recovery information provided by Harco during the fourth quarter of 2008, we estimate that our proportionate share of Harco’s recoveries that we believe we are entitled to receive under the Final Order is approximately $0.2 million. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.

As of December 31, 2008, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (with $0.2 million offset for recoveries as noted above).

It should also be noted that Harco has reported to us that it has received an updated invoice from the Department of Homeland Security (“DHS”) for breached immigration bonds and, that as of December 31, 2008, Harco’s immigration bond reserve was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.6 million (based on the difference between our proportionate share of Harco’s reserve as of December 31, 2008 and the updated DHS invoice).

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

Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of December 31, 2008, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both December 31, 2008 and December 31, 2007, our total loss and LAE reserves for Highlands were approximately $4.8 million.

We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are reserving to our best estimate of the ultimate liability on the program at December 31, 2008 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.

Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands, and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at December 31, 2008. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.

Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at December 31, 2008 and December 31, 2007 (dollars in millions):

	December 31,	December 31,
	2008	2007
Bail Bonds:
Case reserves	$0.4	$0.5
Incurred but not reported (“IBNR”) reserves	4.2	4.5

Total bail bond reserves	4.6	5.0

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.8	1.5

Total immigration bond reserves	2.0	1.7

Total loss and LAE reserves	$6.6	$6.7

For 2008, we recorded a benefit of $101,904 for the discontinued bond program which was primarily attributable to Harco providing sufficient information for us to estimate recoveries that we believe we are entitled to under the Final Order. Discontinued bond program losses and LAE were $749,575 for 2007 primarily due to an increase in reported losses from Highlands which was partially offset by a decrease in reported losses from Harco.

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

On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate (the “settlement payment”) In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). As of December 31, 2008, after the settlement payment and all claims paid by us during 2007 and 2008, we retained approximately $1.4 million of collateral attributable to such Provider which we believe is sufficient to pay for the $1.4 million in estimated liability for the scheduled claims. As a result of the settlement and release agreement, the liability associated with the Provider that is in bankruptcy was transferred to “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet (previously reported as “funds held for account of others” as of September 30, 2008) and the $1.4 million collateral attributable to such Provider and retained by us was transferred into our operating assets during the fourth quarter of 2008 (previously reported as “restricted short-term investments” as of September 30, 2008).

As of the date of this report, the provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of December 31, 2008, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. We have estimated the claim obligations for service contracts issued by this Provider to be approximately $2.0 million as of December 31, 2008. As the collateral held by us is greater than the estimated claim obligations, the full $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”

Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact to us. However, if the Provider that is not in bankruptcy defaults on its obligations, and if our actual liability for claims under this program exceeds the collateral held by us and if we are unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.

(16)	RELATED PARTIES

In 1994, we entered into a Split-Dollar Insurance Agreement with a bank, as trustee, for the benefit of an officer and his spouse. The trustee has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. On July 3, 2007, the officer passed away and he was survived by his spouse. At December 31, 2008 and 2007, we had loaned the trustee $1,060,743 and $1,004,372, respectively, under this agreement for payment of insurance premiums, which is included in loans to affiliates in the accompanying balance sheets. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest, from any of the following sources: (1) cash surrender value of the underlying insurance policies; (2) death benefits; and/or (3) the sale of 15,750 common shares of the Company contributed by the officer to the trust.

In February 2000, we entered into a Split-Dollar Insurance Agreement for the benefit of another officer in the face amount of

$1,000,000. All premiums paid by the Company in accordance with this agreement are to be repaid, in full, without interest, upon the death, retirement or termination of the officer. The Company had paid premiums of $30,000 relating to this agreement; however, the Company is no longer paying premiums under the agreement. At December 31, 2008 and 2007, $30,000 was included in loans to affiliates in the accompanying balance sheets for payment of insurance premiums in accordance with this agreement.

Bancinsurance shares its executive offices and facilities with certain of its consolidated subsidiaries. Certain expenses are allocated among Bancinsurance and those subsidiaries pursuant to cost sharing agreements.

See Note 4 for information concerning the undertaking agreements entered into by and between the Company and certain executive officers in connection with the ongoing SEC investigation.

(17)	CONCENTRATIONS

The Company has the following concentrations of total revenues (concentration is defined as 10% or more of consolidated revenues) with three separate general agents within our property/casualty insurance business segment for the years ended December 31:

	2008	2007
Product — Customer Type
General Agent	$7,146,767	$5,517,249
Lender Service Customer	$6,515,349	$4,857,720
Managing General Agent	$6,136,720	$5,066,857
Managing General Agent	$5,080,020	$6,480,043
(18)	FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS No. 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS No. 157 hierarchy is based on whether the significant inputs used in the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority is given to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets were measured at fair value on a recurring basis as of December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$59,675,070	$518,250	$59,156,820	$—
Equity securities	6,541,864	6,541,864	—	—

Total	$66,216,934	$7,060,114	$59,156,820	$—

As of December 31, 2008, the Company had no financial liabilities that were measured at fair value and no financial assets that were measured at fair value on a non-recurring basis. The Company also did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring basis.

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from an independent, nationally recognized pricing service (the “pricing service”). When quoted market prices are unavailable, the Company relies on the pricing service to determine an estimate of fair value and these prices are included in the amounts disclosed in Level 2 of the hierarchy.

The Company validates the prices received from the pricing service by examining their reasonableness. The Company’s review process includes comparing the pricing service’s estimated fair values to the estimated fair values established by our investment custodian (for both equity and fixed maturity securities) and our outside fixed income investment manager (for fixed maturity securities). Our investment custodian utilizes the same pricing service as us, and our outside fixed income investment manager utilizes another nationally recognized pricing service for the municipal bond portfolio and utilizes the same pricing service as us for taxable bonds and closed-end mutual funds. Based on this review, any material differences are investigated and if we deem prices provided by our pricing service are materially unreasonable, we would use the estimated fair value established by our investment custodian and/or outside fixed income investment manager, depending on which prices seemed more reasonable. As of December 31, 2008, the Company did not adjust any prices received from its pricing service.

In order to determine the proper SFAS No. 157 classification for each financial asset, the Company obtains from its pricing service the pricing procedures and inputs used to price our securities. For our fixed maturity portfolio, the Company also has its outside fixed income investment manager review its portfolio to ensure the SFAS No. 157 classification is consistent with the information obtained from the pricing service.

The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value.

Available for Sale Equity Securities. The fair values of our equity securities were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. The Level 1 category includes publicly traded equity securities.

Available for Sale Fixed Maturity Securities. The fair values of our redeemable preferred stocks were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. A number of the Company’s investment grade bonds are frequently traded in active markets and traded market prices for these securities existed at December 31, 2008. However, these securities were classified as Level 2 because the pricing service also utilizes valuation models, which uses observable market inputs, in addition to traded prices. Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data. The Level 2 category generally includes municipal and corporate bonds.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair values of financial instruments. The carrying amount and estimated fair value of financial instruments subject to SFAS No. 107 disclosure requirements were as follows at December 31:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Held to maturity fixed maturities	$5,198,068	$5,330,671	$5,195,137	$5,291,616
Available for sale fixed maturities	59,675,070	59,675,070	72,626,724	72,626,724
Available for sale equity securities	6,541,864	6,541,864	12,382,218	12,382,218
Short-term investments	5,939,254	5,939,254	472,329	472,329
Restricted short-term investments	3,886,635	3,886,635	6,714,935	6,714,935
Cash	5,499,847	5,499,847	4,151,088	4,151,088
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
Bank line of credit	2,500,000	2,500,000	—	—
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:
•	Cash and short-term investments: The carrying amounts are reasonable estimates of fair value.

•	Fixed maturities and equity securities: See “Valuation of Investments” above, which also applies to our held to maturity fixed maturities.

•	Trust preferred debt issued to affiliates and bank line of credit: Fair value is estimated using discounted cash flow calculations based on interest rates currently being offered for similar obligations with maturities consistent with the obligation being valued. As the interest rate adjusts regularly, the carrying amount is a reasonable estimate of fair value.

(19)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$11,779,421	$14,345,752	$11,502,832	$11,373,724
(Loss) income before federal income taxes	(636,728)	1,516,041	(324,773)	(36,440)
Net (loss) income	(584,898)	1,416,848	(189,681)	719,034
Net (loss) income per common share(1):
Basic	(.12)	.28	(.04)	.14
Diluted	(.12)	.28	(.04)	.14

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$11,523,473	$13,221,209	$12,872,253	$12,609,202
Income (loss) before federal income taxes	1,351,629	1,270,519	1,772,428	(920,030)
Net income (loss)	1,081,303	1,016,415	1,604,343	(698,352)
Net income (loss) per common share(1):
Basic	.22	.20	.33	(.14)
Diluted	.21	.20	.32	(.14)

(1)	Year-to-date income per share amounts may not foot when adding the quarterly income per share amounts due to rounding.
(20)	COMMITMENTS & CONTINGENCIES

See Note 4 for information concerning the SEC investigation. See “Discontinued Bond Program” in Note 15 for information concerning the Highlands arbitration.

During 2008, we also were involved in two other legal proceedings arising in the ordinary course of business. During the third quarter of 2008, we settled both disputes which resulted in approximately $0.6 million of incurred expenses for the year ended December 31, 2008.

In addition, we are involved in other legal proceedings arising in the ordinary course of business which are routine in nature and incidental to our business. We currently believe that none of these matters, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, because litigation is subject to inherent uncertainties and the outcome of such matters cannot be predicted with certainty, future developments could cause any one or more of these matters to have a material adverse effect on our financial condition, results of operations and liquidity.

We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of December 31, 2008, the principal balance of the mortgage was $492,360 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.

(21)	SUPPLEMENTAL DISCLOSURE FOR NET INCOME PER SHARE

	2008	2007
Net income	$1,361,303	$3,003,709

Income available to common shareholders, assuming dilution	$1,361,303	$3,003,709

Weighted-average common shares outstanding	5,033,423	4,969,484
Dilutive effect of outstanding options	13,971	80,609

Diluted common shares	5,047,394	5,050,093

Basic net income per common share	$0.27	$0.60
Diluted net income per common share	$0.27	$0.59
(22)	SEGMENT INFORMATION

We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following table provides financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for each of the years ended December 31, 2008 and 2007 were as follows:

	December 31, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total
Revenues from external customers	$45,143,413	$—	$45,143,413
Intersegment revenues	—	1,991,010	1,991,010
Interest revenue	3,793,261	1,167	3,794,428
Interest expense	12	—	12
Depreciation and amortization	482,257	—	482,257
Segment profit	3,615,656	1,991,689	5,607,345
Federal income tax expense	229,278	677,174	906,452
Segment assets	143,611,740	359,794	143,971,534

	December 31, 2007
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total
Revenues from external customers	$46,259,908	$—	$46,259,908
Intersegment revenues	—	1,663,700	1,663,700
Interest revenue	3,796,874	2,444	3,799,318
Interest expense	233	—	233
Depreciation and amortization	398,164	—	398,164
Segment profit	6,441,039	1,665,669	8,106,708
Federal income tax expense	1,142,030	566,327	1,708,357
Segment assets	148,864,605	230,049	149,094,654

The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements:

	2008	2007
Revenues
Total revenues for reportable segments	$50,928,851	$51,722,926
Parent company revenues	63,888	104,411
Net realized gain on sale of affiliate	—	62,500
Elimination of intersegment revenues	(1,991,010)	(1,663,700)

Total consolidated revenues	$49,001,729	$50,226,137

Profit
Total profit for reportable segments	$5,607,345	$8,106,708
Net realized gain on sale of affiliate	—	62,500
Parent company SEC investigation expenses	(3,289,462)	(2,504,122)
Parent company other expenses, net of intersegment eliminations	(1,799,783)	(2,190,540)

Total consolidated net income before income taxes	$518,100	$3,474,546

Assets
Total assets for reportable segments	$143,971,534	$149,094,654
Parent company assets	6,865,641	5,627,454
Elimination of intersegment receivables	(456,277)	(457,452)

Total consolidated assets	$150,380,898	$154,264,656

(23)	COMMON SHARE REPURCHASE PROGRAM

On March 7, 2007, the Board of Directors adopted a common share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company. This repurchase program expired on December 31, 2008. Through December 31, 2008, the Company repurchased 117,348 common shares at an aggregate cost of $731,900 and at an average price per share of $6.24 under this program. These repurchases occurred during 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the principal executive officer (“CEO”) and the principal financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) (“Disclosure Controls”) pursuant to Rule 13a-15(c) under the Exchange Act.
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
Based upon management’s evaluation of our Disclosure Controls, the CEO and CFO have concluded that our Disclosure Controls are effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our periodic reports is (1) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL ACCOUNTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, evaluated the effectiveness, as of December 31, 2008, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND DIRECTOR NOMINEES OF THE COMPANY
The Company’s Board of Directors is currently comprised of seven directors. Each director serves until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his earlier death, resignation or removal. The Board has nominated each of the seven directors for re-election at the Company’s 2009 annual meeting of shareholders. Information regarding the Company’s directors and director nominees is presented below:
John S. Sokol, age 46, has served as a director of the Company since 1990. Mr. Sokol has been Chairman of the Board and Chief Executive Officer of the Company and Ohio Indemnity Company, the Company’s wholly-owned property/casualty insurance subsidiary (“Ohio Indemnity”), since June 2007 and President of the Company and Ohio Indemnity since June 1999. He was the Acting Chief Executive Officer of the Company and Ohio Indemnity from March 2007 until June 2007, Executive Vice President of the Company and Ohio Indemnity from June 1996 until June 1999 and Vice President of the Company and Ohio Indemnity from 1993 until June 1996. From 1989 until 1993, Mr. Sokol served as an officer for Manufacturers Hanover and Chemical Bank, a national provider of banking and financial services.
Douglas G. Borror, age 53, has served as a director of the Company since 2004. Mr. Borror has been Chairman of the Board of Dominion Homes, Inc., a regional home builder, since July 1999 and Chief Executive Officer of Dominion Homes, Inc. since September 1992. Mr. Borror was President of Dominion Homes, Inc. from November 2004 until March 2006. He serves on the Board of Directors of Columbia Gas of Ohio, Inc., a natural gas utility company, and is a member of the Board of Trustees of The Ohio State University.
Kenton R. Bowen, age 45, has served as a director of the Company since 2002. Mr. Bowen has served as Chairman of the Board of EPlay, LLC, an entertainment technology company, since January 2008. From 2006 until December 2007, he was the Executive Vice President of Teleperformance USA, a technical support and customer service outsourcing company. From 1996 until January 2006, he was the President and a Director of CallTech Communications, LLC, a technical support and customer service outsourcing company. From 1992 until 1996, he was the Vice President of Corporate Finance for Provident Bank, a national provider of banking and financial services. From 1990 until 1992, Mr. Bowen was a Vice President for Bank One, a national provider of banking and financial services. Mr. Bowen serves on the Board of Directors of Adams Medical Venture, a private medical venture capital company, and serves as a Managing Partner of Weiler-Bowen, Ltd., a real estate development firm.
Stephen P. Close, age 58, has served as a director of the Company since 2006. Mr. Close has served as Senior Vice President for Coinmach Corporation, a provider of coin operated laundry vending equipment to multi-family housing and universities, since 1997. From 1975 until 1997, he served as President and Chief Executive Officer for National Coin Laundry, a provider of coin operated laundry vending equipment to multi-family housing and universities and commercial industrial laundry equipment to nursing homes, athletic clubs and hospitals.
Edward N. Cohn, age 50, has served as a director of the Company since 2007. Mr. Cohn has served as President and Chief Executive Officer of Big Brothers Big Sisters of Central Ohio, a non-profit corporation that provides quality mentoring relationships to youth, since March 2006. From August 1998 to March 2006, he served as President of Unizan Bank, Columbus, a provider of banking and financial services. From 1985 to 1998, Mr. Cohn was employed by County Savings Bank, where he served as Chairman and Chief Executive Officer from 1993 to 1998.
Daniel D. Harkins, age 79, has served as a director of the Company since 1981. Mr. Harkins is a private investor. Prior to 1987, Mr. Harkins owned and served as President of Ace Beverage Distributing Company. From 1978 until 1980, he served as a consultant for A. T. Kearney, Inc., a management consulting firm. From 1973 until 1978, he served as General Sales Manager and International Sales Manager for several divisions of Ashland Chemical Company.
Matthew D. Walter, age 40, served as a director of the Company since 2001. Mr. Walter served as Chairman of the Board and Chief Executive Officer of BoundTree Medical Products, Inc., a supplier of medical equipment to the emergency care market in the U.S., from November 2000 until June 2008. In June 2008, BoundTree Medical, Inc. merged with and into Sarnova, Inc. Mr. Walter currently serves as Lead Director of Sarnova, Inc. Mr. Walter has also served as Managing Partner of Talisman Capital Partners, a private equity partnership, since June 2000. From July 1996 until September 2000, Mr. Walter served as Vice President and General Manager of National PharmPak, Inc., a subsidiary of Cardinal Health, Inc., a provider of products and services to the health care industry.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board. In addition to John S. Sokol, our Chairman of the Board, Chief Executive Officer and President, the following persons are executive officers of the Company:
Matthew C. Nolan, age 34, has served as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and Ohio Indemnity since July 2004. He joined the Company in April 2003 and served as Manager of Finance & Reporting from April 2003 until July 2004. From 1997 until February 2003, he was employed by KPMG LLP, an independent registered public accounting firm, where he served as an Audit Manager in the financial services sector with a specialized focus in the insurance industry. Mr. Nolan is a certified public accountant licensed in the State of Ohio.
Daniel J. Stephan, age 47, has served as President of OIC Lender Services, a division of Ohio Indemnity, since March 2008. He was Senior Vice President of Ohio Indemnity from June 2003 until March 2008, and was Vice President of Ohio Indemnity from May 2000 until June 2003. From 1999 until May 2000, he owned and operated Promark Specialty Insurance, an independent insurance agency and consulting firm. From 1997 until 1999, Mr. Stephan served as the General Manager of the Lender Products Division of Markel American Insurance Company, a property/casualty insurance company. From 1993 until 1997, he served as the Product Manager for Progressive Corporation, a property/casualty insurance company, where he directed sales and marketing for insurance products and services.
Stephen J. Toth, age 45, has served as Vice President of Specialty Products for Ohio Indemnity since 1999. He joined Ohio Indemnity in 1989 and served as Assistant Vice President of Ohio Indemnity from 1991 until 1999 and as Administrator of Ohio Indemnity’s Bonded Service Program from 1989 until 1991. From 1986 until 1989, he was employed by the Rockwood Insurance Group, a property/casualty insurance company.
Margaret A. Noreen, age 44, has served as Vice President of Technology for Ohio Indemnity since March 2008. She joined Ohio Indemnity in 2006 and served as Technology Director from 2006 until March 2008. From 2003 until December 2005, Ms. Noreen served as the Chief Information Officer for Real Living, Inc, a national residential real estate company. From 1999 until 2003, she served as a consultant in the technology industry.
CODE OF ETHICS
The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that complies with applicable SEC rules and applies to all employees, officers and directors of the Company and its wholly-owned subsidiaries, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on the “Corporate Governance” page of the Company’s website at www.bancins.com. The Company will also provide, free of charge, copies of the Code of Ethics upon written request directed to the Company’s Corporate Secretary at 250 East Broad Street, Seventh Floor, Columbus, Ohio 43215. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, certain provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common shares to file reports of ownership and changes in ownership of the common shares with the SEC. Based solely on a review of the reports filed on behalf of these persons and written representations from our executive officers and directors that no additional reports were required to be filed, the Company believes that, during fiscal year 2008, its executive officers, directors and greater than 10% beneficial owners complied with such filing requirements except that, on March 27, 2008, Margaret A. Noreen filed a late Form 3 to report her initial beneficial ownership of our common shares upon being designated as an executive officer.
AUDIT COMMITTEE
Information concerning our Audit Committee is provided in Item 13 of this Annual Report on Form 10-K under the caption “Board Committees” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION OF DIRECTORS
The Board of Directors annually reviews and determines the compensation for our non-employee directors. In connection with its review and determination, the Board considers the recommendations of the Compensation Committee. For the 2008 fiscal year, each non-employee director received the following compensation for his service as a director:

▪	$10,000 annual retainer ($20,000 and $13,000 in the case of the Audit Committee Chairman and the Compensation Committee Chairman, respectively);

▪	$750 for each Board or committee meeting that he attends in person (provided that a non-employee director receives only $750 for attending multiple Board and committee meetings held on the same date);

▪	$250 for each Board or committee meeting in which he participates telephonically (provided that a non-employee director receives only $250 for participating telephonically in multiple Board and committee meetings held on the same date); and

▪	stock options to purchase 2,000 of our common shares pursuant to the 2002 Stock Plan.
Generally, our Board of Directors has granted annual stock option awards to our non-employee directors at its meeting held during the second or third quarter. The Company does not employ any program, plan or practice to time option grants to our non-employee directors with the release of material non-public information, and the grant date of each stock option award is the same date on which the Board approves the grant. In accordance with the terms of the 2002 Stock Plan, the exercise price of each stock option is equal to the closing price of our common shares on the date of grant. On July 31, 2008, the Board granted each non-employee director stock options to purchase 2,000 common shares at an exercise price of $4.75 per share (the closing price of our common shares on the date of grant) pursuant to the 2002 Stock Plan. The stock options vest and become exercisable on the first anniversary of the date of grant and expire on the tenth anniversary of the date of grant unless sooner exercised or forfeited.
Each director of the Company also serves as a director of Ohio Indemnity and receives no additional compensation for such services. Employee directors receive no additional compensation from the Company or Ohio Indemnity for serving as directors.
2008 Director Compensation Table
The following table summarizes the total compensation paid to each of the non-employee directors during the 2008 fiscal year:

	Fees
	Earned
	or Paid	Option
	in Cash	Awards(1)(2)	Total
Name	($)	($)	($)
Douglas G. Borror	14,250	4,468	18,718
Kenton R. Bowen	16,250	4,468	20,718
Stephen P. Close	16,250	4,468	20,718
Edward N. Cohn	16,000	4,468	20,468
Daniel D. Harkins	28,250	4,468	32,718
Matthew D. Walter	20,000	4,468	24,468

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the 2008 fiscal year, in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), for stock option awards granted by the Company to the non-employee directors and thus may include amounts from awards granted in and prior to 2008. Pursuant to applicable SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of this amount are included in Note 10 to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K.

(2)	As of December 31, 2008, the non-employee directors held the following stock options to purchase the Company’s common shares: Douglas G. Borror: 6,000 options (4,000 exercisable and 2,000 unexercisable); Kenton R. Bowen: 8,000 options (6,000 exercisable and 2,000 unexercisable); Stephen P. Close: 6,000 options (4,000 exercisable and 2,000 unexercisable); Edward N. Cohn: 4,000 options (2,000 exercisable and 2,000 unexercisable); Daniel D. Harkins: 14,000 options (12,000 exercisable and 2,000 unexercisable); and Matthew D. Walter: 12,000 options (10,000 exercisable and 2,000 unexercisable).

COMPENSATION OF EXECUTIVE OFFICERS
2008 Summary Compensation Table
The following table summarizes the total compensation for the 2008 and 2007 fiscal years for the Company’s principal executive officer and two other most highly compensated executive officers in 2008 (the “Named Executive Officers” or “NEOs”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards(1)	Awards(1)	Compensation(2)	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)		($)
John S. Sokol	2008	349,650	—	85,740	113,125	127,972	121,149	(3)	797,636
Chairman, Chief Executive Officer and President	2007	333,000	—	35,899	151,334	109,172	85,615	(3)	715,020

Matthew C. Nolan	2008	210,000	—	22,867	16,318	32,025	26,607	(4)	307,817
Vice President, Chief Financial Officer, Treasurer and Secretary	2007	200,000	—	9,809	16,318	27,500	18,846	(4)	272,473

Daniel J. Stephan	2008	180,810	—	26,335	20,085	61,981	25,037	(5)	314,248
President of OIC Lender Services, a division of Ohio Indemnity	2007	172,200	50,000	9,643	25,511	44,085	16,034	(5)	317,473

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the 2008 and 2007 fiscal years, in accordance with FAS 123R, for restricted stock and/or stock option awards granted by the Company to the NEOs and thus may include amounts from awards granted in and prior to 2008 and 2007. Pursuant to applicable SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K. See “—Equity Based Compensation” below for more information concerning equity based compensation awarded to the NEOs for 2008.

(2)	The amounts shown reflect cash bonuses earned by the NEOs under the Company’s 2008 and 2007 Fiscal Year Executive Officer Bonus Plans. See “—Annual Bonus” below for more information concerning cash bonuses awarded to the NEOs for their performance in 2008.

(3)	Includes (a) $8,552 and $9,000 for the Company’s matching contribution under its 401(k) Plan for the 2008 and 2007 fiscal years, respectively, (b) $12,000 for a Company provided allowance for life insurance premiums for the benefit of John S. Sokol for each of the 2008 and 2007 fiscal years, (c) $6,042 for the Company’s reimbursement of estimated taxes incurred by John S. Sokol in connection with the Company’s provision of the life insurance allowance for each of the 2008 and 2007 fiscal years and (d) with respect to the 2008 fiscal year, $30,016 for tax gross-up payments made by the Company as reimbursement for estimated taxes incurred by John S. Sokol in connection with the vesting of 9,531 restricted common shares on May 30, 2008. Also includes the aggregate incremental cost to the Company for certain other perquisites, none of which exceeded the greater of $25,000 or ten percent of the total amount of perquisites. Does not include dues and expenses paid by the Company related to membership in professional organizations of $29,420 and $39,087 for the 2008 and 2007 fiscal years, respectively, as such expenses were business-related.

(4)	Includes $9,200 and $9,000 for the Company’s matching contribution under its 401(k) Plan for the 2008 and 2007 fiscal years, respectively. With respect to the 2008 fiscal year, includes $8,201 for tax gross-up payments made by the Company as reimbursement for estimated taxes incurred by Matthew C. Nolan in connection with the vesting of 2,604 restricted common shares on May 30, 2008. Also includes the aggregate incremental cost to the Company for certain perquisites, none of which exceeded the greater of $25,000 or ten percent of the total amount of perquisites.

(5)	Includes $8,988 and $9,000 for the Company’s matching contribution under its 401(k) Plan for the 2008 and 2007 fiscal years, respectively. With respect to the 2008 fiscal year, includes $8,062 for tax gross-up payments made by the Company as reimbursement for estimated taxes incurred by Daniel J. Stephan in connection with the vesting of restricted 2,560 common shares on May 30, 2008. Also includes the aggregate incremental cost to the Company for certain perquisites, none of which exceeded the greater of $25,000 or ten percent of the total amount of perquisites.

Annual Bonus
Annually, the Compensation Committee adopts a cash-based performance bonus plan for the NEOs for that fiscal year. The bonus plan is intended to retain and motivate our NEOs and reward them on the basis of achieving corporate and/or individual performance goals established by the Compensation Committee. The attainment of the performance goals is substantially uncertain at the time they are established. Under our 2008 Fiscal Year Executive Officer Bonus Plan (the “2008 Bonus Plan”), each NEO was eligible to receive a target bonus equal to a specified percentage of his base salary based upon the achievement of pre-established Company and/or individual performance goals (with each component being weighted differently based on the NEO’s position with the Company). The target bonus and the weighting of the Company goal and individual goal components for each NEO under the 2008 Bonus Plan were as follows:

		Company
	Target Bonus as a %	Goal/Individual Goal
Named Executive Officer	of Base Salary	Weighting
John S. Sokol	60%	100%/0%

Matthew C. Nolan	25%	100%/0%

Daniel J. Stephan	50%	50%/50%
Company Performance Goal Component
For fiscal year 2008, the Compensation Committee established a 15% return on beginning equity (“ROE”) as the target Company performance goal. Under the 2008 Bonus Plan, ROE is calculated by dividing (1) the Company’s net income for fiscal year 2008 (excluding the after-tax effect of expenses incurred for fiscal year 2008 relating to the Company’s ongoing SEC investigation) by (2) total shareholders’ equity at the beginning of fiscal year 2008.
The minimum and maximum Company performance goals for fiscal year 2008 were set by the Compensation Committee at a 7.5% ROE and a 20% ROE, respectively. Under the 2008 Bonus Plan:
•	if ROE for fiscal year 2008 was less than 7.5%, no bonus would be awarded for the Company goal component;

•	if the Company achieved a ROE of 7.5% for fiscal year 2008, each NEO would be entitled to receive a bonus equal to the product of (1) 50% of the amount of the NEO’s target bonus and (2) the percentage of his bonus allocated to the Company goal component;

•	if the Company achieved a ROE of 15% for fiscal year 2008, each NEO would be entitled to receive a bonus equal to the product of (1) 100% of the amount of the NEO’s target bonus and (2) the percentage of his bonus allocated to the Company goal component; and

•	if the Company achieved a ROE of at least 20% for fiscal year 2008, each NEO would be entitled to receive a bonus equal to the product of (1) 125% of the amount of his target bonus and (2) the percentage of his bonus allocated to the Company goal component.
If ROE for fiscal year 2008 fell between 7.5% and 15%, a straight-line schedule would be used to determine the percentage of the amount of target bonus (ranging between 50% and 100%) each NEO would be entitled to receive in respect of the Company goal component. For fiscal year 2008, the Company achieved a ROE of 9.2%, which represented achievement of 61% of the target Company performance goal.
Individual Performance Goal Component

Under the 2008 Bonus Plan, the individual performance goals for Daniel J. Stephan consisted of product line financial targets relating to the Company’s lender service product line. Following the completion of the 2008 fiscal year, the Compensation Committee evaluated Mr. Stephan’s performance with respect to these individual goals and determined his bonus of $34,407 relating to the individual goal component.
Annual bonuses under the 2008 Bonus Plan for achievement of the Company and/or individual performance goals during the 2008 fiscal year were calculated by the Compensation Committee and paid to the NEOs in early 2009. Annual bonuses earned by the NEOs under the 2008 Bonus Plan are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

The Compensation Committee recognizes that, in limited cases, the annual performance bonus plan may not appropriately reward our NEOs for their performance during the year due to circumstances arising after the bonus plan is established and, in those cases, the payment of discretionary bonuses may be appropriate. No discretionary bonuses were paid to the NEOs with respect to the 2008 fiscal year.
Equity Based Compensation
The Compensation Committee annually grants equity awards to our NEOs under the shareholder-approved 2002 Stock Plan in the form of stock options or restricted stock. The equity awards are intended to foster and promote the Company’s long-term financial success and increase shareholder value by motivating the NEOs to focus on the Company’s long-term financial results and stock performance. In addition, the equity based compensation helps to retain key employees because the awards vest over time. The Compensation Committee grants equity awards to the NEOs in amounts reflecting each NEO’s ability to influence the Company’s overall performance.
On July 31, 2008, the Compensation Committee granted restricted stock awards to the NEOs as follows:

Number of Restricted
Named Executive Officer	Common Shares
John S. Sokol	37,359

Matthew C. Nolan	9,364

Daniel J. Stephan	15,012
The restricted common shares granted to each of the NEOs on July 31, 2008 vest in one-third increments on the first, second and third anniversaries of the date of grant, subject to the applicable NEO’s continued employment with the Company on the applicable anniversary date. Included in the 2008 restricted stock awards were additional shares to provide for the NEO’s estimated tax withholdings.
On May 30, 2007, the Compensation Committee granted restricted stock awards to the NEOs as follows:

Number of Restricted
Named Executive Officer	Common Shares
John S. Sokol	28,594

Matthew C. Nolan	7,813

Daniel J. Stephan	7,681
One-third of the restricted common shares granted to each of the NEOs on May 30, 2007 vested on May 30, 2008. The remaining unvested restricted common shares vest in one-half increments on the second and third anniversaries of the date of grant, subject to the applicable NEO’s continued employment with the Company on the applicable anniversary date. The 2007 restricted stock awards did not include additional shares to provide for the NEO’s estimated tax withholdings. As a result, in connection with vesting of certain of the awards during 2008, the Compensation Committee approved tax gross-up payments in cash to the NEOs to reimburse each NEO for the estimated taxes incurred by him in connection with the vesting of the restricted common shares on May 30, 2008. See “—2008 Summary Compensation Table” above for the tax gross-up payments to each NEO during 2008.
Prior to 2007, our Compensation Committee generally granted annual stock option awards to the NEOs. The exercise price of each of these stock options is equal to the closing price of our common shares on the date of grant (which is the same date that the Compensation Committee approved the grant). The stock options vest in 20% increments on each of the first five anniversaries of the date of grant and expire after ten years unless sooner exercised or forfeited. The Company does not employ any program, plan or practice to time option grants to the NEOs with the release of material non-public information.
See “Outstanding Equity Awards at 2008 Fiscal Year-End” below for more information concerning the outstanding equity awards held by the NEOs and “Potential Payments Upon Termination of Employment or Change in Control” below for more information concerning the vesting of these awards upon termination of employment or a change in control of the Company.
Benefits and Perquisites
The Compensation Committee provides certain benefits and perquisites to the NEOs that it believes will enable these individuals to more efficiently and effectively perform their responsibilities. The Compensation Committee further believes that these benefits and perquisites are reasonable and consistent with the Company’s executive compensation objectives. For more information concerning certain benefits and perquisites received by the NEOs during the 2008 and 2007 fiscal years, see the “All Other Compensation” column and related footnote disclosure in the 2008 Summary Compensation Table above.
In addition to receiving these benefits and perquisites, all NEOs are eligible to participate in the following Company benefits programs: (1) 401(k) Plan (which includes a Company match); (2) health and dental coverage; and (3) Company-paid term life and disability insurance. The NEOs participate in these programs on the same terms as our other employees.
The 401(k) Plan is available to full-time employees who meet the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, the Company matches 100% of the qualified employee’s contribution up to 3% of salary and 50% of the qualified employee’s contribution between 3% and 5% of salary. The Company matching contributions are fully vested when made. Participants are entitled to receive distributions of their accounts held under the 401(k) Plan upon termination of their employment.
Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information about outstanding equity awards for each of the NEOs at December 31, 2008.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of
	Underlying	Underlying			Shares or		Market Value of
	Unexercised	Unexercised	Option		Units of Stock		Shares or Units of
	Options	Options	Exercise	Option	That Have		Stock That
	(#)	(#)	Price	Expiration	Not Vested		Have Not Vested
Name	Exercisable	Unexercisable (1)	($)	Date	(#)		($)(4)
John S. Sokol	40,000	—	5.38	7/15/2009
	100,000	—	4.50	7/25/2012
	100,000	—	5.21	6/1/2013
	80,000	20,000 (a)	7.04	12/20/2014
	40,000	60,000 (b)	6.00	5/30/2016
	—	—	—	—	19,063	(2)	69,580
	—	—	—	—	37,359	(3)	136,360

Matthew C. Nolan	6,400	1,600 (c)	7.04	12/20/2014
	10,000	15,000 (d)	6.00	5/30/2016
	—	—	—	—	5,209	(2)	19,013
	—	—	—	—	9,364	(3)	34,179

Daniel J. Stephan	10,000	—	4.06	5/16/2010
	10,000	—	4.38	5/16/2011
	5,000	—	4.65	5/29/2011
	10,000	—	5.00	5/16/2012
	5,000	—	4.50	7/25/2012
	10,000	—	5.03	5/16/2013
	5,000	—	5.21	6/1/2013
	8,000	2,000 (e)	8.00	5/16/2014
	10,000	15,000 (f)	6.00	5/30/2016
	—	—	—	—	5,121	(2)	18,692
	—	—	—	—	15,012	(3)	54,794

(1)	The unexercisable stock options vest according to the following schedule:

(a)	20,000 common shares on 12/21/2009;

(b)	20,000 common shares on each of 5/31/2009, 5/31/2010 and 5/31/2011;

(c)	1,600 common shares on 12/21/2009;

(d)	5,000 common shares on each of 5/31/2009, 5/31/2010 and 5/31/2011;

(e)	2,000 common shares on 5/17/2009; and

(f)	5,000 common shares on each of 5/31/2009, 5/31/2010 and 5/31/2011.

(2)	Represents unvested restricted common shares granted on May 30, 2007 which vest in one-half increments on each of May 30, 2009 and 2010, subject to the applicable NEO’s continued employment with the Company on the applicable vesting date.

(3)	Represents unvested restricted common shares granted on July 31, 2008 which vest in one-third increments on each of July 31, 2009, 2010 and 2011, subject to the applicable NEO’s continued employment with the Company on the applicable vesting date.

(4)	The market value of the restricted common shares which have not vested is based on the closing price of the common shares on the OTC Bulletin Board on December 31, 2008 ($3.65).
Potential Payments Upon Termination of Employment or Change in Control

The Company does not currently have employment or severance agreements with any of our NEOs. As a result, we are not obligated to pay any severance or other enhanced benefits to our NEOs in connection with a termination of employment (including retirement) or a change in control of the Company, other than the acceleration of outstanding stock options and restricted stock under the 2002 Stock Plan and the 1994 Stock Plan in connection with a participant’s termination of employment due to death or disability or certain change in control related transactions.
Pursuant to the terms of our 2002 Stock Plan, if a participant’s employment terminates as a result of death or disability, (1) all of the participant’s unvested stock options immediately vest and become exercisable, (2) the participant’s unexercised stock options expire on the earlier of the fixed expiration date or twelve months after the date of such termination and (3) all of the participant’s unvested restricted stock immediately vests. In addition, if the Company enters into a plan or agreement that results in the merger or consolidation of the Company or the reclassification of the common shares or the exchange of the common shares for securities of another entity (other than a subsidiary of the Company) that has acquired the Company’s assets or which is in control of an entity that has acquired the Company’s assets and the terms of that plan or agreement are binding on all holders of the common shares (except to the extent that dissenting shareholders are entitled to relief under applicable law), (1) all outstanding stock options will become fully exercisable, (2) all outstanding unvested restricted stock will vest and (3) each affected participant will receive, upon payment of the exercise price, if applicable, securities or cash, or both, equal to that which the participant would have been entitled to receive under the plan or agreement if the participant had already exercised the accelerated stock options or the restricted stock had already vested. If either of these provisions of the 2002 Stock Plan had been triggered on December 31, 2008, (1) the value of the accelerated stock options as of such date (calculated by multiplying the number of common shares subject to each accelerated stock option by the difference between the exercise price of such stock option and the closing price of the common shares on December 31, 2008) would have been $0 for each of John S. Sokol, Matthew C. Nolan and Daniel J. Stephan, as all outstanding options were out of the money (i.e., the exercise price exceeded the closing price of the common shares), and (2) the value of the accelerated restricted stock (calculated by multiplying the number of accelerated restricted common shares by the closing price of the common shares on December 31, 2008) would have been $205,940, $53,192, and $73,486 for John S. Sokol, Matthew C. Nolan, and Daniel J. Stephan, respectively. Under the 2002 Stock Plan, the Compensation Committee may, at any time and in its sole discretion, cancel any or all outstanding awards under the plan and buy-out the portion of such awards that are then exercisable.
Pursuant to the terms of our 1994 Stock Plan, in the event of a participant’s termination of employment due to death or disability, the Compensation Committee, in its sole discretion, may accelerate the vesting of all or any portion of the participant’s unvested stock options and permit the exercise of such options until the earlier of the fixed expiration date of such options or 90 days after the date of such termination. In addition, under the 1994 Stock Plan, in the event of a change in control of the Company, all outstanding unvested stock options will immediately vest and become exercisable. If either of these provisions of the 1994 Stock Plan had been triggered on December 31, 2008, the value of the accelerated stock options (assuming acceleration of all unvested options) as of such date (calculated by multiplying the number of common shares subject to each accelerated stock option by the difference between the exercise price of such stock option and the closing price of the common shares on December 31, 2008) would have been $0 for each of John S. Sokol, Matthew C. Nolan and Daniel J. Stephan, as all outstanding options were out of the money.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth (1) the number of our common shares issuable upon exercise of outstanding options, warrants and rights under our equity compensation plans, (2) the weighted-average exercise price of the outstanding options, warrants and rights under our equity compensation plans and (3) the number of our common shares remaining available for future issuance under our equity compensation plans, each as of December 31, 2008. Our equity compensation plans consist of the 1994 Stock Plan and the 2002 Stock Plan, each of which has been approved by our shareholders.

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans
approved by security holders	728,500	$5.67	225,647	(1)

Equity compensation plans
not approved by security holders	None	None	None

Total	728,500	$5.67	225,647	(1)

(1)	Reflects the number of common shares available for future grant under the 2002 Stock Plan as of December 31, 2008. The 2002 Stock Plan provides for the grant of equity-based awards, including stock options and restricted stock, to key employees, officers and directors of, and consultants and advisors to, the Company.
PRINCIPAL SHAREHOLDERS
The following table sets forth the beneficial ownership of our common shares as of February 2, 2009 by: (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common shares; (2) each of the Company’s directors, nominees for director and executive officers named in the 2008 Summary Compensation Table; and (3) the directors and executive officers of the Company as a group.

	Number of Common		Percent
	Shares Beneficially		of
Name of Beneficial Owner	Owned(1)		Class
Barbara K. Sokol	2,397,068	(2, 3)	47.16%
John S. Sokol	2,411,991	(2, 4, 5, 6)	44.32%
Douglas G. Borror	9,000	(5)	(7)
Kenton R. Bowen	26,000	(5)	(7)
Stephen P. Close	4,000	(5)	(7)
Edward N. Cohn	4,000	(5)	(7)
Daniel D. Harkins	61,150	(5)	1.20%
Matthew D. Walter	35,000	(5)	(7)
Matthew C. Nolan	33,577	(5, 6)	(7)
Daniel J. Stephan	95,693	(5, 6)	1.86%
All directors and executive officers as a group (12 persons)	3,390,678		60.44%

(1)	Except as otherwise noted, the beneficial owner has sole voting and dispositive power over the common shares shown.

(2)	Falcon Equity Partners, L.P. (“Falcon Equity Partners”), an Ohio limited partnership whose sole partners are members of the Si Sokol family and trusts for the benefit of members of the Si Sokol family, owns of record 1,750,000 common shares. Barbara K. Sokol owns, directly and indirectly as trustee of a trust of which she is the sole trustee and beneficiary, a 34.8% interest in

Falcon Equity Partners, John S. Sokol owns, directly and indirectly as trustee of trusts for the benefit of members of the Si Sokol family, a 44.4% interest in Falcon Equity Partners and James K. Sokol and Carla A. Sokol (together with John S. Sokol, the children of Si Sokol and Barbara K. Sokol) each own directly a 10.4% interest in Falcon Equity Partners. As the sole managing general partner, John S. Sokol has sole power to dispose or direct the disposition of the common shares held of record by Falcon Equity Partners. As the general partners, John S. Sokol and Barbara K. Sokol share the power to vote or direct the vote of the common shares held of record by Falcon Equity Partners. James K. Sokol and Carla A. Sokol also own of record or through a broker 31,400 and 63,611 common shares, respectively.

(3)	1,750,000 of these common shares are beneficially owned by Barbara K. Sokol as a general partner of Falcon Equity Partners, as more fully described in note (2) above. 466,272 of these common shares are owned of record or through a broker by Barbara K. Sokol individually. 180,796 of these common shares are held by the Family Share of the Si Sokol Trust, of which Barbara K. Sokol is the sole trustee and beneficiary and exercises all rights with respect to such common shares.

(4)	1,750,000 of these common shares are beneficially owned by John S. Sokol as the sole managing general partner and a general partner of Falcon Equity Partners, as more fully described in note (2) above. 190,272 of these common shares are owned of record or through a broker by John S. Sokol individually. 53,197 of these common shares are held by John S. Sokol as custodian for his minor children. 2,100 of these common shares are owned of record or through a broker by John S. Sokol’s wife individually as to which he disclaims beneficial ownership.

(5)	Includes 360,000, 4,000, 6,000, 4,000, 2,000, 12,000, 10,000, 16,400 and 73,000 common shares that underlie currently exercisable options or options exercisable within 60 days of February 2, 2009 held by John S. Sokol, Douglas G. Borror, Kenton R. Bowen, Stephen P. Close, Edward N. Cohn, Daniel D. Harkins, Matthew D. Walter, Matthew C. Nolan and Daniel J. Stephan, respectively.

(6)	Includes 19,063, 5,209 and 5,121 restricted Common Shares held by John S. Sokol, Matthew C. Nolan and Daniel J. Stephan, respectively, which vest in one-half increments on May 30, 2009 and 2010 subject to such executive officer’s continued employment with the Company on the applicable vesting date. Also includes 37,359, 9,364 and 15,012 restricted Common Shares held by John S. Sokol, Matthew C. Nolan and Daniel J. Stephan, respectively, which vest in one-third increments on July 31, 2009, 2010 and 2011 subject to such executive officer’s continued employment with the Company on the applicable vesting date.

(7)	Represents ownership of less than 1% of the outstanding Common Shares.
     The address of each of Barbara K. Sokol and John S. Sokol is 250 East Broad Street, Seventh Floor, Columbus, Ohio 43215.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
The Board of Directors currently has seven members. Although the Company is not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board be independent, the Board has determined that six of its current members (Douglas G. Borror, Kenton R. Bowen, Stephen P. Close, Edward N. Cohn, Daniel D. Harkins and Matthew D. Walter) qualify as independent directors under the rules of The Nasdaq Stock Market, Inc. (“Nasdaq”). When determining whether a director meets the criteria for independence required by the Nasdaq rules, the Board broadly considers all relevant facts and circumstances to determine whether the director has any relationship which, in the Board’s opinion, interferes with the exercise of independent judgment in carrying out the responsibilities of a director. With respect to the six independent directors, there are no transactions, relationships or arrangements not requiring disclosure pursuant to Item 404(a) of Regulation S-K that were considered by the Board in determining that these individuals are independent under the Nasdaq rules. John S. Sokol, our Chairman, Chief Executive Officer and President, does not qualify as independent as a result of his service as an executive officer.
BOARD COMMITTEES
The Board of Directors has three standing committees: (1) the Audit Committee (comprised of Kenton R. Bowen, Stephen P. Close and Daniel D. Harkins), which was established in accordance with Section 3(a)(58)(A) of the Exchange Act; (2) the Compensation Committee (comprised of Douglas G. Borror, Stephen P. Close and Matthew D. Walter); and (3) the Executive Committee (comprised of John S. Sokol, Daniel D. Harkins and Matthew D. Walter). Each member of the Audit Committee qualifies as independent under the applicable SEC rules and Nasdaq rules. The Board has determined that Kenton R. Bowen qualifies as an audit committee financial expert as defined in the SEC rules. Each member of the Compensation Committee qualifies as independent under the applicable Nasdaq rules.

Because the family of Si Sokol beneficially owns a majority of our issued and outstanding common shares, the Board of Directors has not established a nominating committee or adopted a nominating committee charter. Instead, the full Board is responsible for identifying and selecting the nominees for director to be elected at the annual meeting of shareholders.
TRANSACTIONS WITH RELATED PERSONS
Undertaking Agreements

As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC in an effort to resolve this matter.
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and John S. Sokol, Matthew C. Nolan and Stephen J. Toth, each an executive officer of the Company, we have agreed to advance reasonable legal fees and expenses incurred by each such officer in connection with the ongoing SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Regulations, that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. The Company has the right to terminate any of the undertaking agreements by providing ten days’ prior written notice to the applicable officer.
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
The following table sets forth the legal expenses incurred by the Company related to the undertaking agreements for the fiscal years ended December 31, 2008 and 2007, including amounts accrued under FIN 45.

	2008	2007
John S. Sokol	$284,718	$679,000
Matthew C. Nolan	203,128	860,500
Stephen J. Toth	486,972	349,000

Total Expenses	$974,818	$1,888,500

The Company cannot predict what actions, if any, the SEC will take after each officer has responded to the Notice. As a result, the Company cannot estimate any future obligations related to the undertaking agreements beyond the estimated costs to respond to the Notice. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different from the estimated fair value of such future payments as recorded at December 31, 2008. For more information concerning the ongoing SEC investigation, see Items 1, 7 and 8 of the Annual Report on Form 10-K.
Split-Dollar Agreement

In 1994, we entered into a Split-Dollar Insurance Agreement with a bank, as trustee, for the benefit of Si Sokol and his spouse, Barbara Sokol. The trustee has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. On July 3, 2007, Si Sokol passed away and he was survived by Barbara Sokol. At December 31, 2008 and 2007, we had loaned the trustee $1,060,743 and $1,004,372, respectively, under this agreement for payment of insurance premiums, which is included in loans to affiliates in the Company’s balance sheet. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest, from any of the following sources: (1) cash surrender value of the underlying insurance policies; (2) death benefits; and/or (3) the sale of 15,750 common shares of the Company contributed by the officer to the trust.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT AUDITOR FEES
The following table sets forth the aggregate fees billed by Daszkal Bolton LLP (“Daszkal”), the Company’s independent registered public accounting firm (“independent auditor”), for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees(1)	$206,000	$185,000
Audit-Related Fees(2)	—	4,375
Tax Fees	—	—
All Other Fees(3)	540,933	—

Total Fees	$746,933	$189,375

(1)	Audit Fees consist of the aggregate fees for professional services rendered by Daszkal for the audit of the Company’s annual consolidated financial statements and review of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and attest services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	All Other Fees consist of the aggregate fees and expenses billed related to Daszkal’s responses to certain investigative subpoenas received from the SEC Staff in connection with the ongoing SEC investigation as more fully described above in “Regulation-Ongoing SEC Investigation” in Item 1 of the Annual Report on Form 10-K and Note 4 to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K. These fees and expenses were billed to the Company pursuant to the terms of the engagement letter between the Company and Daszkal, and included $455,086 for Daszkal’s outside counsel, $59,803 for Daszkal employees and $26,044 for former Daszkal employees.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”), which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the Company’s independent auditor are to be pre-approved. Under the Pre-Approval Policy, the Audit Committee pre-approves a list of audit and non-audit services proposed to be performed by the Company’s independent auditor for the fiscal year in connection with the engagement of the independent auditor. The Audit Committee must separately pre-approve all audit and non-audit services to be performed by the independent auditor that are not within the scope of the pre-approved list of services for that fiscal year.
Under the Pre-Approval Policy, the Chairman of the Audit Committee has been delegated the authority to pre-approve audit and non-audit services when the entire Audit Committee is unable to do so. The Chairman must report all such pre-approvals to the entire Audit Committee at its next scheduled meeting.
The Audit Committee pre-approved all audit and non-audit services provided to the Company by Daszkal during fiscal year 2008.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report:

Page in
this
Report
(1) Financial Statements

The following financial statements, which are included in Item 8 of Part II of this report:

Report of Independent Registered Public Accounting Firm	27

Consolidated Statements of Income for the years ended December 31, 2008 and 2007	28

Consolidated Balance Sheets as of December 31, 2008 and 2007	29

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008 and 2007	31

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	32

Notes to Consolidated Financial Statements	33

(2) Financial Statement Schedules

The following financial statement schedules are included in this Item 15 of Part IV of this report:

Schedule I —Summary of investments — other than investments in related parties	73

Schedule II —Condensed financial information of Bancinsurance Corporation (Parent Company Only)	74

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
(3) Exhibits
The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K:

3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4(a)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(b)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(c)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(d)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(e)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(f)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(g)	Amended and Restated Credit Agreement effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.1 of Current Report on Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4(h)	Eleventh Amendment and Restatement of Note effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.2 of Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4(i)	First Addendum to Eleventh Amendment and Restatement of Note effective as of September 27, 2007 by and between Bancinsurance Corporation and Fifth Third Bank (reference is made to Exhibit 10.1 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).

10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10(c)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(d)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(e)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).

10(f)#	Bancinsurance Corporation 2002 Stock Incentive Plan Form of Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2006 (file number 0-8738), which is incorporated herein by reference).

10(g)#	Form of Restricted Stock Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 4, 2007 (File No. 0-8738), which is incorporated herein by reference).

10(h)#	Form of Undertaking Agreement dated November 12, 2007 by and between Bancinsurance Corporation and John S. Sokol, Matthew C. Nolan and Stephen J. Toth (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).

10(i)#	Split Dollar Insurance Agreement, dated June 20, 1994, between Bancinsurance Corporation and Fifth Third Bank of Columbus, as Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (reference is made to Exhibit 10(p) of Form 10-K for the fiscal year ended December 31, 2007 (file number 0-8738), which is incorporated herein by reference).

10(j)#	Split Dollar Insurance Agreement Collateral Assignment, dated June 21, 1994, by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (reference is made to Exhibit 10(q) of Form 10-K for the fiscal year ended December 31, 2007 (file number 0-8738), which is incorporated herein by reference).

10(k)#	Summary of Bancinsurance Corporation 2008 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed March 7, 2008 (file number 0-8738), which is incorporated herein by reference).

10(l)	Commercial Lease Agreement between Ohio Indemnity Company and 250 East Broad Street Properties, LLC, dated August 11, 2008 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed on August 20, 2008 (file number 0-08738), which is incorporated herein by reference).

10(m)#	Amended and Restated Bancinsurance Corporation 2002 Stock Incentive Plan effective as of January 1, 2009 (reference is made to Exhibit 10.1 of Current Report on Form 10-Q filed October 31, 2008 (file number 0-8738), which is incorporated herein by reference).

10(n)#	First Amendment to Bancinsurance Corporation 1994 Stock Option Plan effective as of January 1, 2009 (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed October 31, 2008 (file number 0-8738), which is incorporated herein by reference).

21*	Subsidiaries of the Registrant as of December 31, 2008.

23(a)*	Consent of Daszkal Bolton LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)	Exhibits

See Item 15(a)(3).

(c)	Financial Statement Schedules

See Item 15(a)(2).

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule I — SUMMARY OF INVESTMENTS — OTHER
THAN INVESTMENT IN RELATED PARTIES
December 31, 2008

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Estimated	Amount at which
		fair	shown in the
		value	balance sheet

Held to maturity:
Fixed maturities:
Governments	$2,306,533	$2,349,883	$2,306,533
Political subdivisions	1,523,604	1,574,019	1,523,604
Special revenue and assessments	1,367,931	1,406,769	1,367,931

Total held to maturity	5,198,068	5,330,671	5,198,068

Available for sale:
Fixed maturities:
States, territories and Possessions	5,411,990	5,073,384	5,073,384
Political subdivisions	817,634	810,783	810,783
Special revenue and assessments	58,611,026	51,634,010	51,634,010
Taxable municipal bonds	600,000	579,263	579,263
Corporate debt securities	1,200,360	1,059,380	1,059,380
Redeemable preferred stocks	381,550	518,250	518,250

Total available for sale fixed maturities	67,022,560	59,675,070	59,675,070

Equity securities:
Non-redeemable preferred stocks:
Banks, trusts and insurance Companies	930,715	862,389	862,389
Industrial and miscellaneous	13,723	13,723	13,723

Total non-redeemable preferred stocks	944,438	876,112	876,112

Common stocks:
Banks, trusts and insurance Companies	1,206,706	1,649,940	1,649,940
Industrial and miscellaneous	355,554	373,423	373,423
Investment in mutual funds	4,788,655	3,642,389	3,642,389

Total common stocks	6,350,915	5,665,752	5,665,752

Total available for sale equity securities	7,295,353	6,541,864	6,541,864

Short-term investments	5,939,254	5,939,254	5,939,254
Restricted short-term investments	3,886,635	3,886,635	3,886,635
Other invested assets	715,000	715,000	715,000

Total investments	$90,056,870	$82,088,494	$81,955,891

(1)	Original cost of equity securities, adjusted for any write-downs, and, as to fixed maturities and short-term investments, original cost reduced by repayments, write-downs and adjusted for amortization of premiums or accrual of discounts.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
Assets

Cash	$3,261,413	$1,613,854

Unaffiliated investments	715,000	715,000

Investments in subsidiaries (at equity)	46,392,329	50,657,001

Federal income tax recoverable	194,218	461,389

Receivable from subsidiaries, net	67,691	112,899

Other assets	2,627,319	2,724,312

Total assets	53,257,970	56,284,455

Liabilities and Shareholders’ Equity

Bank line of credit	2,500,000	—

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Other liabilities	632,589	2,362,533

Shareholders’ equity	34,660,381	38,456,922

Total liabilities and shareholders’ equity	$53,257,970	$56,284,455

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2008	2007
Other income	$63,783	$104,340
Net realized gain on sale of affiliate	—	62,500
Interest expense	(1,232,243)	(1,472,459)
SEC investigation expenses	(3,289,462)	(2,504,122)
Other expenses	(631,451)	(686,209)

Loss before tax benefit and equity in earnings of subsidiaries	(5,089,373)	(4,495,950)

Federal income tax benefit	1,749,655	1,237,520

Loss before equity in earnings of subsidiaries	(3,339,718)	(3,258,430)

Equity in distributed and undistributed earnings of subsidiaries	4,701,021	6,262,139

Net income	$1,361,303	$3,003,709

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,361,303	$3,003,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in distributed and undistributed net earnings of subsidiaries	(4,701,021)	(6,262,139)
Net realized gain on sale of affiliate	—	(62,500)
Net realized gain from sale of property	—	(53,182)
Depreciation and amortization	106,396	108,411
Deferred federal income tax benefit	(171,478)	(325,097)
Change in assets and liabilities:
Loans to affiliates	(56,371)	(71,719)
Accounts receivable/payable from/to subsidiaries	45,208	2,560,091
Other assets	689,501	218,380
SEC investigation expense payable	(1,598,497)	2,011,500
Other liabilities	(131,447)	(485,430)

Net cash (used in) provided by operating activities	(4,456,406)	642,024

Cash flows from investing activities:
Proceeds from sale of affiliate, net	—	62,500
Proceeds from collection of note receivable	300,000	—
Sale of land, property and leasehold improvements	—	359,386
Purchase of land, property and leasehold improvements	(76,040)	(92,964)

Net cash provided by investing activities	223,960	328,922

Cash flows from financing activities:
Proceeds from bank line of credit	2,500,000	—
Proceeds from stock options exercised	—	334,375
Acquisition of treasury shares	—	(731,900)
Dividends from subsidiaries	3,380,005	936,026

Net cash provided by financing activities	5,880,005	538,501

Net increase in cash	1,647,559	1,509,447

Cash at beginning of year	1,613,854	104,407

Cash at end of year	$3,261,413	$1,613,854

Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:
Interest	$1,246,866	$1,474,097
Federal income taxes	$(1,588,177)	$(627,182)

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancinsurance Corporation

Dated: February 27, 2009	By	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Dated: February 27, 2009	/s/ John S. Sokol

John S. Sokol
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

Dated: February 27, 2009	/s/ Douglas G. Borror	Dated: February 27, 2009	/s/ Kenton R. Bowen

	Douglas G. Borror		Kenton R. Bowen
	Director		Director

Dated: February 27, 2009	/s/ Stephen P. Close	Dated: February 27, 2009	/s/ Daniel D. Harkins

	Stephen P. Close		Daniel D. Harkins
	Director		Director

Dated: February 27, 2009	/s/ Edward N. Cohn	Dated: February 27, 2009	/s/ Matthew D. Walter

	Edward N. Cohn		Matthew D. Walter
	Director		Director

Dated: February 27, 2009	/s/ Matthew C. Nolan

Matthew C. Nolan
	Vice President, Chief Financial Officer,	,
Treasurer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

INDEX OF EXHIBITS
The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K:

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

3(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Bancinsurance Corporation dated March 10, 1993 (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(c)	Amended and Restated Articles of Incorporation of Bancinsurance Corporation (reflecting amendments through March 10, 1993) (for SEC reporting purposes only) (reference is made to Exhibit 3(c) of Form 10-K for the fiscal year ended December 31, 2001 (file number 0-8738), which is incorporated herein by reference).

3(d)	Amended and Restated Code of Regulations of Bancinsurance Corporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1984 (file number 0-8738), which is incorporated herein by reference).

4(a)	Indenture dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(g) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(b)	Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(c)	Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4(d)	Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(e)	Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(f)	Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4(g)	Amended and Restated Credit Agreement effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.1 of Current Report on Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4(h)	Eleventh Amendment and Restatement of Note effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.2 of Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4(i)	First Addendum to Eleventh Amendment and Restatement of Note effective as of September 27, 2007 by and between Bancinsurance Corporation and Fifth Third Bank (reference is made to Exhibit 10.1 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).

10(a)	Amended Tax Allocation Agreement by and between Bancinsurance Corporation and Ohio Indemnity Company (reference is made to Exhibit 10(d) of Form 10-K for the fiscal year ended December 31, 1983 (file number 0-8738), which is incorporated herein by reference).

10(b)#	Bancinsurance Corporation 1994 Stock Option Plan (reference is made to Exhibit 10(f) of Form 10-Q for the fiscal quarter ended June 30, 1994 (file number 0-8738), which is incorporated herein by reference).

10(c)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and John S. Sokol (reference is made to Exhibit 99.2 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

Exhibit No.	Description
10(d)#	Undertaking Agreement dated April 14, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.3 of Current Report on Form 8-K filed April 15, 2005 (file number 0-8738), which is incorporated herein by reference).

10(e)#	First Amendment to Undertaking Agreement dated October 17, 2005 between Bancinsurance Corporation and Sally J. Cress (reference is made to Exhibit 99.1 of Current Report on Form 8-K filed October 21, 2005 (file number 0-8738), which is incorporated herein by reference).

10(f)#	Bancinsurance Corporation 2002 Stock Incentive Plan Form of Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2006 (file number 0-8738), which is incorporated herein by reference).

10(g)#	Form of Restricted Stock Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 4, 2007 (File No. 0-8738), which is incorporated herein by reference).

10(h)#	Form of Undertaking Agreement dated November 12, 2007 by and between Bancinsurance Corporation and John S. Sokol, Matthew C. Nolan and Stephen J. Toth (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).

10(i)#	Split Dollar Insurance Agreement, dated June 20, 1994, between Bancinsurance Corporation and Fifth Third Bank of Columbus, as Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (reference is made to Exhibit 10(p) of Form 10-K for the fiscal year ended December 31, 2007 (file number 0-8738), which is incorporated herein by reference).

10(j)#	Split Dollar Insurance Agreement Collateral Assignment, dated June 21, 1994, by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (reference is made to Exhibit 10(q) of Form 10-K for the fiscal year ended December 31, 2007 (file number 0-8738), which is incorporated herein by reference).

10(k)#	Summary of Bancinsurance Corporation 2008 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed March 7, 2008 (file number 0-8738), which is incorporated herein by reference).

10(l)	Commercial Lease Agreement between Ohio Indemnity Company and 250 East Broad Street Properties, LLC, dated August 11, 2008 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed on August 20, 2008 (file number 0-08738), which is incorporated herein by reference).

10(m)#	Amended and Restated Bancinsurance Corporation 2002 Stock Incentive Plan effective as of January 1, 2009 (reference is made to Exhibit 10.1 of Current Report on Form 10-Q filed October 31, 2008 (file number 0-8738), which is incorporated herein by reference).

10(n)#	First Amendment to Bancinsurance Corporation 1994 Stock Option Plan effective as of January 1, 2009 (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed October 31, 2008 (file number 0-8738), which is incorporated herein by reference).

21*	Subsidiaries of the Registrant as of December 31, 2008.

23(a)*	Consent of Daszkal Bolton LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.