Form 10-Q
period 2009-03-31
BANCINSURANCE CORP
filed 2009-05-14
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of April 16, 2009 was 5,082,574.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Net premiums earned	$9,849,535	$11,831,736
Net investment income	959,089	918,246
Net realized losses on investments	(2,422,404)	(1,131,913)
Management fees	163,349	151,722
Other income	7,987	9,630

Total revenues	8,557,556	11,779,421

Expenses:
Losses and loss adjustment expenses	4,438,624	5,676,480
Policy acquisition costs	2,750,090	2,952,068
Other insurance operating expenses	2,089,769	1,998,072
SEC investigation expenses	58,148	1,450,872
Interest expense	238,387	338,657

Total expenses	9,575,018	12,416,149

Loss before federal income taxes	(1,017,462)	(636,728)

Federal income tax benefit	(45,941)	(51,830)

Net loss	$(971,521)	$(584,898)

Net loss per common share:
Basic	$(.19)	$(.12)
Diluted	$(.19)	$(.12)
See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,370,652 at March 31, 2009 and $5,330,671 at December 31, 2008)	$5,217,026	$5,198,068
Available for sale:
Fixed maturities, at fair value (amortized cost $70,307,073 at March 31, 2009 and $67,022,560 at December 31, 2008)	64,419,873	59,675,070
Equity securities, at fair value (cost $5,715,876 at March 31, 2009 and $7,295,353 at December 31, 2008)	5,531,072	6,541,864
Short-term investments, at cost which approximates fair value	3,886,005	5,939,254
Restricted short-term investments, at cost which approximates fair value	3,751,734	3,886,635
Other invested assets	715,000	715,000

Total investments	83,520,710	81,955,891

Cash	4,612,206	5,499,847
Premiums receivable	5,101,215	5,278,710
Reinsurance recoverables	5,246,713	4,836,817
Prepaid reinsurance premiums	35,098,888	35,615,978
Deferred policy acquisition costs	9,228,843	8,263,102
Loans to affiliates	1,112,122	1,093,932
Accrued investment income	1,067,977	1,008,648
Net deferred tax asset	5,626,202	5,583,390
Taxes, licenses and fees receivable	29,946	—
Other assets	1,215,536	1,244,583

Total assets	$151,860,358	$150,380,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
	2009	2008

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$12,064,505	$13,680,145
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,636,460	6,639,460
Unearned premiums	59,724,600	58,201,957
Ceding reinsurance premiums payable	1,977,366	2,431,515
Experience rating adjustments payable	1,469,388	1,046,391
Retrospective premium adjustments payable	1,780,958	1,228,537
Funds held under reinsurance treaties	764,320	651,267
Funds held for account of others	3,751,734	3,886,635
Contract funds on deposit	2,904,686	2,677,244
Taxes, licenses and fees payable	—	336,413
Current federal income tax payable	417,893	131,171
Deferred ceded commissions	3,653,537	3,727,297
Commissions payable	1,971,525	1,837,757
Other liabilities	1,636,760	1,279,728
Bank line of credit	2,500,000	2,500,000
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	116,718,732	115,720,517

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at March 31, 2009 and December 31, 2008, 5,082,574 shares outstanding at March 31, 2009 and December 31, 2008	1,794,141	1,794,141
Additional paid-in capital	1,752,147	1,638,503
Accumulated other comprehensive loss	(4,007,525)	(5,346,647)
Retained earnings	41,001,178	41,972,699

	40,539,941	40,058,696
Less: Treasury shares, at cost (1,087,767 common shares at March 31, 2009 and December 31, 2008)	(5,398,315)	(5,398,315)

Total shareholders’ equity	35,141,626	34,660,381

Total liabilities and shareholders’ equity	$151,860,358	$150,380,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	loss	earnings	shares	equity

Balance at December 31, 2007	—	—	$1,794,141	$1,630,394	$239,041	$40,611,396	$(5,818,050)	$38,456,922

Comprehensive loss:
Net loss	—	—	—	—	—	(584,898)	—	(584,898)
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(1,129,487)	—	—	(1,129,487)

Total comprehensive loss								(1,714,385)

Equity-based compensation expense	—	—	—	91,892	—	—	—	91,892

Balance at March 31, 2008	—	—	$1,794,141	$1,722,286	$(890,446)	$40,026,498	$(5,818,050)	$36,834,429

Balance at December 31, 2008	—	—	$1,794,141	$1,638,503	$(5,346,647)	$41,972,699	$(5,398,315)	$34,660,381

Comprehensive income:
Net loss	—	—	—	—	—	(971,521)	—	(971,521)
Unrealized gain, net of tax and reclassification adjustment	—	—	—	—	1,339,122	—	—	1,339,122

Total comprehensive income								367,601

Equity-based compensation expense	—	—	—	113,644	—	—	—	113,644

Balance at March 31, 2009	—	—	$1,794,141	$1,752,147	$(4,007,525)	$41,001,178	$(5,398,315)	$35,141,626

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(971,521)	$(584,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net realized losses on investments	2,422,404	1,131,913
Depreciation and amortization	131,878	173,969
Equity-based compensation expense	113,644	91,892
Deferred federal income tax benefit	(732,663)	(69,273)
Change in assets and liabilities:
Premiums receivable	177,495	659,495
Reinsurance recoverables	(409,896)	253,231
Prepaid reinsurance premiums	517,090	(2,038,439)
Deferred policy acquisition costs	(965,741)	(1,076,359)
Other assets, net	(48,948)	(151,884)
Reserve for unpaid losses and loss adjustment expenses	(1,618,640)	(1,460,124)
Unearned premiums	1,522,643	4,260,824
Ceded reinsurance premiums payable	(454,149)	(2,117,385)
Experience rating adjustments payable	422,997	363,541
Retrospective premium adjustments payable	552,421	(3,739,458)
Funds held under reinsurance treaties	113,053	(26,253)
Funds held for account of others	(134,901)	(71,232)
Contract funds on deposit	227,442	121,924
Deferred ceded commissions	(73,760)	200,484
Taxes, licenses and fees payable	(366,359)	(351,225)
SEC investigation expense payable	(19,003)	(792,311)
Commissions payable	133,768	(33,314)
Other liabilities, net	650,375	(552,862)

Net cash provided by (used in) operating activities	1,189,629	(5,807,744)

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	105,000	1,050,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	1,622,022	4,853,647
Proceeds from available for sale equity securities sold	4,748,642	2,473,421
Cost of held to maturity fixed maturities purchased	(133,778)	(1,293,250)
Cost of available for sale fixed maturities purchased	(5,398,234)	(1,492,742)
Cost of available for sale equity securities purchased	(5,149,266)	(2,054,602)
Net change in short-term investments	2,053,249	(164,854)
Net change in restricted short-term investments	134,901	71,232
Purchase of land, property and leasehold improvements	(59,806)	(45,038)

Net cash provided by investing activities	2,077,270	3,397,814

Cash flows from financing activities:
Proceeds from bank line of credit	—	2,500,000

Net cash provided by financing activities	—	2,500,000

Net (decrease) increase in cash	(887,641)	90,070
Cash at beginning of period	5,499,847	4,151,088

Cash at end of period	$4,612,206	$4,241,158

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$243,901	$352,376

Federal income taxes	$400,000	$214,000

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
We prepared the condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of March 31, 2009 and for all periods presented have been made.
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the periods ended March 31, 2009 are not necessarily indicative of the results of operations for the full 2009 fiscal year.
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
Certain prior year amounts have been reclassified in order to conform to the 2009 presentation. One of the reclassifications includes a new grouping of expenses in the accompanying condensed consolidated statements of operations. For certain of our expense line items in the statement of operations, we had previously presented the following: “commission expense,” “other insurance operating expenses” and “general & administrative expenses.” Beginning in the third quarter of 2008, we eliminated the above expense line items and replaced them with the following: “policy acquisition costs” and “other operating expenses.” Policy acquisition costs include commission expense, premium taxes and administrative fees for our UC product line. Previously, premium taxes and administrative fees were included within other insurance operating expenses and commission expense was its own line item. Other operating expenses now include the previously reported other insurance operating expenses (with the exception of premium taxes and administrative fees, which are now included in policy acquisition costs) and general & administrative expenses. The reason for the change in expense classification was to be more consistent with how other property and casualty insurance companies classify their expenses as well as to separately group those expenses that are variable with our premium production (i.e., policy acquisition costs).
2.	Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company’s condensed consolidated financial statements. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS No. 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities and require companies to disclose the fair values of financial instruments in interim periods. The three FASB Staff Positions are effective for interim and annual periods ending after June 15, 2009.
•
FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides guidance for determining whether there has been a significant decrease in the volume and level of activity of the market when compared with “normal” market activity for the asset or liability, because a significant decrease may affect how observed transactions and quoted prices in that market are considered in determining the asset’s or liability’s fair value and whether information indicates that an observed transaction was not orderly.

•
FASB Staff Position 115-2 and FASB Staff Position 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 provide additional guidance to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•
FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures.

We are currently evaluating the impact of adopting the above FASB Staff Positions.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 did not have a material impact on our condensed consolidated financial statements because the Company does not provide financial guarantee insurance contracts.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes the fair value to book value ratio for all securities in an unrealized loss position at March 31, 2009 and December 31, 2008:

	March 31, 2009
		Estimated	Gross	Aggregate	Percent
	Book	fair	unrealized	fair value to	of total
Fair value to book value ratio	value	value	loss	book ratio	book value
Fixed maturities:
90% to 99%	$23,357,880	$22,573,542	$784,338	96.6%	45.3%
80% to 89%	16,367,169	14,022,506	2,344,663	85.7	31.7
70% to 79%	8,639,390	6,533,054	2,106,336	75.6	16.8
60% to 69%	2,468,304	1,645,069	823,235	66.6	4.8
50% to 59%	712,984	420,927	292,057	59.0	1.4

Total fixed maturities	51,545,727	45,195,098	6,350,629	87.7	100.0

Equities:
90% to 99%	79,870	74,288	5,582	93.0	4.5
80% to 89%	60,580	53,722	6,858	88.7	3.4
70% to 79%	926,043	678,820	247,223	73.3	52.0
60% to 69%	713,666	474,530	239,136	66.5	40.1

Total equities	1,780,159	1,281,360	498,799	72.0	100.0

Total	$53,325,886	$46,476,458	$6,849,428	87.2%	100.0%

	December 31, 2008
		Estimated	Gross	Aggregate	Percent
	Book	fair	unrealized	fair value to	of total
Fair value to book value ratio	value	value	loss	book ratio	book value
Fixed maturities:
90% to 99%	$22,410,310	$21,412,638	$997,672	95.5%	40.5%
80% to 89%	16,775,908	14,348,190	2,427,718	85.5	30.3
70% to 79%	11,703,885	8,920,951	2,782,934	76.2	21.1
60% to 69%	4,294,231	2,822,767	1,471,464	65.7	7.7
50% to 59%	204,298	114,774	89,524	56.2	0.4

Total fixed maturities	55,388,632	47,619,320	7,769,312	86.0	100.0

Equities:
90% to 99%	—	—	—	—	—
80% to 89%	232,550	191,400	41,150	82.3	4.3
70% to 79%	4,787,788	3,570,322	1,217,466	74.6	88.6
60% to 69%	383,915	263,905	120,010	68.7	7.1

Total equities	5,404,253	4,025,627	1,378,626	74.5	100.0

Total	$60,792,885	$51,644,947	$9,147,938	85.0%	100.0%

We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s Industry Services (“Moody’s”) and Standard & Poor’s (“S&P”). The following table shows the composition of fixed maturity securities in an unrealized loss position at March 31, 2009 and December 31, 2008 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

March 31, 2009
	Equivalent	Equivalent		Estimated	Gross	Aggregate	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	fair value	of total
rating	rating	rating	value	value	loss	to book ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$36,412,851	$32,822,885	$3,589,966	90.1%	70.6%
2FE	BBB	Baa	14,432,665	11,750,612	2,682,053	81.4	28.0
3FE	BB	Ba	619,247	540,750	78,497	87.3	1.2
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			80,964	80,851	113	99.9	0.2

Total			$51,545,727	$45,195,098	$6,350,629	87.7%	100.0%

December 31, 2008
	Equivalent	Equivalent		Estimated	Gross	Aggregate	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	fair value	of total
rating	rating	rating	value	value	loss	to book ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$39,482,827	$34,523,147	$4,959,680	87.4%	71.3%
2FE	BBB	Baa	15,488,507	12,720,581	2,767,926	82.1	28.0
3FE	BB	Ba	417,298	375,592	41,706	90.0	0.7
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$55,388,632	$47,619,320	$7,769,312	86.0%	100.0%

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at March 31, 2009 and December 31, 2008, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At March 31, 2009	value	loss	value	loss	value	loss
Fixed maturities:
Obligations of states, municipals and political subdivisions	$19,461,515	$1,322,177	$25,565,890	$4,996,145	$45,027,405	$6,318,322
Corporate and other taxable debt securities	—	—	—	—	—	—
Redeemable preferred stocks	167,693	32,307	—	—	167,693	32,307

Total fixed maturities	19,629,208	1,354,484	25,565,890	4,996,145	45,195,098	6,350,629

Equity securities:
Banks, trusts and insurance companies	368,145	120,686	—	—	368,145	120,686
Industrial and miscellaneous	85,480	17,910	—	—	85,480	17,910
Closed-end mutual funds	122,134	34,554	705,601	325,649	827,735	360,203

Total equities	575,759	173,150	705,601	325,649	1,281,360	498,799

Total	$20,204,967	$1,527,634	$26,271,491	$5,321,794	$46,476,458	$6,849,428

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2008	value	loss	value	loss	value	loss
Fixed maturities:
Obligations of states, municipals and political subdivisions	$25,655,047	$2,532,779	$20,575,630	$5,074,816	$46,230,677	$7,607,595
Corporate and other taxable debt securities	1,294,380	155,980	94,263	5,737	1,388,643	161,717

Total fixed maturities	26,949,427	2,688,759	20,669,893	5,080,553	47,619,320	7,769,312

Equity securities:
Banks, trusts and insurance companies	647,299	205,919	—	—	647,299	205,919
Industrial and miscellaneous	81,662	26,440	—	—	81,662	26,440
Closed-end mutual funds	970,705	279,813	2,325,961	866,454	3,296,666	1,146,267

Total equities	1,699,666	512,172	2,325,961	866,454	4,025,627	1,378,626

Total	$28,649,093	$3,200,931	$22,995,854	$5,947,007	$51,644,947	$9,147,938

As of March 31, 2009, we had approximately 118 fixed maturity securities and 2 equity securities that have been in an unrealized loss position for 12 months or longer. 117 of the 118 fixed maturity securities are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). All 118 of the fixed maturity securities are current on interest and principal and we believe that it is probable that all contract terms of each security will be satisfied. The 2 equity securities relate to investments in closed-end mutual funds. Each of these investments continues to pay its regularly scheduled monthly dividend and we believe there have been no material changes in credit quality for any of these funds over the past twelve months. The decrease in unrealized loss position for investments as of March 31, 2009 when compared to December 31, 2008 is primarily due to our fixed maturity portfolio as a result of the changes in the interest rate environment and/or current capital market conditions, and we believe we have the positive intent and ability to hold these securities until they mature or substantially recover in value.
Impairment charges included in net realized losses on investments during the three months ended March 31, 2009 and 2008 were $2,569,210 and $1,041,146, respectively. The impairment charges during the first quarter 2009 were primarily due to the following: (1) $1,169,257 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by current market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; and (4) $30,314 in impairment charges for an equity security of a healthcare company whose fair value was adversely affected by current market conditions.
4.	Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.27% and 7.06% at March 31, 2009 and 2008, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.27% and 6.75% at March 31, 2009 and 2008, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended March 31, 2009 and 2008 was $222,762 and $338,490, respectively. The terms of the junior subordinated debentures contain various covenants. As of March 31, 2009, the Company was in compliance with all such covenants.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. In accordance with FIN 46, BIC Trust I and BIC Trust II are not considered to be VIEs and are not included in the Company’s condensed consolidated financial statements. If they were included in the condensed consolidated financial statements, there would be no change to net income, only changes in the presentation of the financial statements.
5.	Income Taxes
Our provision for federal income taxes for the three months ended March 31, 2009 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we must adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. We adopted the provisions of FIN 48 during the first quarter of 2007.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other operating expenses” category within our condensed consolidated statements of operations.
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
The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee, which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 145,500 common shares were outstanding at March 31, 2009, expire at various dates from 2009 to 2013 and range in option price per share from $4.063 to $6.00. Of the options for 145,500 common shares outstanding, 16,000 have been granted to our non-employee directors and 129,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee, which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 583,000 common shares were outstanding at March 31, 2009, expire at various dates from 2012 to 2018 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 122,443 restricted common shares were also outstanding at March 31, 2009. Of the total equity-based awards for 705,443 common shares outstanding under the 2002 Plan, 34,000 have been granted to our non-employee directors and 671,443 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of March 31, 2009, there were 225,647 common shares available for future grant under the 2002 Plan.
The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. No restricted common shares were granted or vested during the first quarter of 2009.
The following table summarizes restricted stock award activity under our 2002 Plan from January 1, 2009 through March 31, 2009:

		Weighted-average
		grant date fair value
	Shares	per common share
Outstanding at January 1, 2009	122,443	$5.26
Granted	—	—
Vested	—	—
Cancelled	—	—

Outstanding at March 31, 2009	122,443	5.26

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
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of the common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. There were no options granted during the first quarter of 2009.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes all stock option activity under the Plans from January 1, 2009 through March 31, 2009:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value

Outstanding at January 1, 2009	728,500	$5.67
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled	—	—

Outstanding at March 31, 2009	728,500	5.67	5.01	$—

Vested and exercisable at March 31, 2009	558,700	5.55	4.37	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on March 31, 2009 ($3.52), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date. Because no options were in-the-money at March 31, 2009 (i.e., the exercise price of such options exceeding the closing price of our common shares), the aggregate intrinsic value was zero. There were no stock options exercised during the three months ended March 31, 2009.
The following table summarizes nonvested stock option activity under the Plans from January 1, 2009 through March 31, 2009:

Weighted-average
grant date fair value
	Shares	per common share

Nonvested at January 1, 2009	169,800	$2.50
Granted	—	—
Vested	—	—
Expired	—	—
Cancelled	—	—

Nonvested at March 31, 2009	169,800	2.50

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense for the three months ended March 31, 2009 and 2008 of $113,644 and $91,892 ($75,005 and $60,649 net of tax), respectively. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” the equity-based compensation expense is classified within other operating expenses in the accompanying statements of operations to correspond with the same line item as cash compensation paid to employees.
As of March 31, 2009, the total pre-tax equity-based compensation expense related to nonvested stock options and nonvested restricted stock not yet recognized was $743,480. The weighted-average period over which this expense is expected to be recognized is approximately 1.9 years.
The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 3/31/09	contractual life (years)	price	at 3/31/09	price

4.063 – 4.82	162,000	3.44	$4.50	150,000	$4.48
5.00 – 5.375	189,500	3.08	5.23	189,500	5.23
6.00 – 6.40	248,000	7.15	6.02	116,000	6.04
7.04 – 8.00	129,000	5.68	7.11	103,200	7.11

Total ($4.063 – $8.00)	728,500	5.01	5.67	558,700	5.55

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
7.	Other Comprehensive Income
The components of other comprehensive income (loss) and the related federal income tax effects for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains (losses) on securities:
Unrealized holding losses arising during 2009	$(393,431)	$(133,766)	$(259,665)
Less: reclassification adjustments for losses realized in net loss	(2,422,404)	(823,617)	(1,598,787)

Net decrease in unrealized holding losses	2,028,973	689,851	1,339,122

Other comprehensive income	$2,028,973	$689,851	$1,339,122

	Three Months Ended March 31, 2008
	Before-tax	Income tax	Net-of-tax
	amount	benefit	amount
Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(2,843,257)	$(966,707)	$(1,876,550)
Less: reclassification adjustments for losses realized in net loss	(1,131,913)	(384,850)	(747,063)

Net unrealized holding losses	(1,711,344)	(581,857)	(1,129,487)

Other comprehensive loss	$(1,711,344)	$(581,857)	$(1,129,487)

8.	Reinsurance
We assume and cede reinsurance with other insurers and reinsurers. Such arrangements serve to enhance our capacity to write business, provide greater diversification, align the interests of our business partners with our interests and/or limit our maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreement. The ability to collect reinsurance is subject to the solvency of the reinsurers and/or collateral provided under the reinsurance agreement.
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
Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off, which is expected to be in second quarter of 2009.
Under our waste industry products (“WIP”) program, we assume, write on a direct basis, and cede certain waste surety bond business under three quota share reinsurance arrangements. First, in the second quarter of 2004, we entered into a 50% quota share reinsurance arrangement whereby we assumed 50% of all waste surety bonds with liability limits up to $4.0 million from two insurance carriers. Effective January 1, 2005, the reinsurance arrangement was amended whereby our assumed participation was reduced from 50% to 25%. Effective August 1, 2006, the reinsurance arrangement was further amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from one insurance carrier. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. During 2006, we also began writing directly, assuming and ceding certain contract and escrow surety bond business under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general insurance agent that produces the waste surety bond business.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with an EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary.
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
A reconciliation of direct to net premiums, on both a written and earned basis, for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,		March 31,
	2009		2008
	Premiums		Premiums
	Written	Earned	Written	Earned
Direct	$16,580,760	$14,186,181	$16,089,943	$15,385,740
Assumed	1,338,152	1,234,669	1,397,281	1,217,102
Ceded	(5,054,226)	(5,571,315)	(6,809,545)	(4,771,106)

Total	$12,864,686	$9,849,535	$10,677,679	$11,831,736

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the first quarter 2009 and 2008 were $2,707,972 and $1,884,298, respectively. During the first quarter 2009 and 2008, ceded reinsurance decreased commission expense incurred by $986,226 and $891,563, respectively.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through March 31, 2009, except as noted below.
During the second quarter of 2008, we received an invoice from Harco for approximately $0.2 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it will provide us this information, as of March 31, 2009 we have not received such information. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on certain recovery information provided by Harco during the fourth quarter of 2008, we estimate that our proportionate share of Harco’s recoveries that we believe we are entitled to receive under the Final Order is approximately $0.2 million. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.
As of March 31, 2009, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (with a $0.2 million offset for recoveries as noted above).
It should also be noted that Harco has reported to us that (1) the most recent invoice it has received from the Department of Homeland Security (“DHS”) for breached immigration bonds was as of November 1, 2008 and (2) as of March 31, 2009, Harco’s immigration bond reserve was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.6 million (based on the difference between our proportionate share of Harco’s reserve as of March 31, 2009 and the November 1, 2008 DHS invoice).
Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and we were one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against us and its other reinsurers. In November 2005, we responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by us and other appropriate relief. Highlands is seeking to recover certain of its losses from us under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including us, and other relief. On June 5, 2008, we responded to the petition. As of March 31, 2009, the court has not ruled on the petition.
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of March 31, 2009, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both March 31, 2009 and December 31, 2008, our total loss and LAE reserves for Highlands were approximately $4.8 million.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are reserving to our best estimate of the ultimate liability on the program at March 31, 2009 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at March 31, 2009. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at March 31, 2009 and December 31, 2008 (dollars in millions):

	March 31,	December 31,
	2009	2008
Bail Bonds:
Case reserves	$0.4	$0.4
Incurred but not reported (“IBNR”) reserves	4.2	4.2

Total bail bond reserves	4.6	4.6

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.8	1.8

Total immigration bond reserves	2.0	2.0

Total loss and LAE reserves	$6.6	$6.6

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
On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate (the “settlement payment”) during the fourth quarter of 2008. In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). As of March 31, 2009, after the settlement payment and all claims paid by us during 2007, 2008 and the first quarter of 2009, we retained approximately $1.4 million of collateral attributable to such Provider which we believe is sufficient to pay for the $1.3 million in estimated liability for the scheduled claims. As a result of the settlement and release agreement, the $1.3 million liability associated with the Provider that is in bankruptcy is reported as “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As of March 31, 2009, the Provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of March 31, 2009, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. We have estimated the claim obligations for service contracts issued by this Provider to be approximately $2.0 million as of March 31, 2009. As the collateral held by us is greater than the estimated claim obligations, the full $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”
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
See Note 13 for information concerning the SEC investigation. See “Discontinued Bond Program” in Note 8 for information concerning the Highlands arbitration.
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
We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of March 31, 2009, the principal balance of the mortgage was $491,551 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.
10.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(971,521)	$(584,898)

Loss available to common shareholders, assuming dilution	$(971,521)	$(584,898)

Weighted average common shares outstanding	5,082,574	4,997,950
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	—	—

Diluted common shares	5,082,574	4,997,950

Net loss per common share:
Basic	$(.19)	$(.12)
Diluted	$(.19)	$(.12)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
11.	Segment Information
We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following table provides financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31, 2009
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$7,590,873	$—	$7,590,873
Intersegment revenues	—	434,826	434,826
Interest revenue	957,686	80	957,766
Interest expense	—	—	—
Depreciation and amortization	52,718	—	52,718
Segment (loss) profit	(947,431)	433,935	(513,496)
Federal income tax (benefit) expense	(526,693)	147,538	(379,515)
Segment assets	145,346,143	313,303	145,659,446

	Three Months Ended
	March 31, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$10,799,295	$—	$10,799,295
Intersegment revenues	—	571,399	571,399
Interest revenue	966,779	330	967,109
Interest expense	12	—	12
Depreciation and amortization	37,769	—	37,769
Segment profit	758,587	571,592	1,330,179
Federal income tax expense	43,561	194,341	237,902
Segment assets	144,833,809	448,458	145,282,267
The following table provides a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2009	2008
Revenues

Total revenues for reportable segments	$8,983,465	$12,337,803
Parent company gain	8,917	13,017
Elimination of intersegment revenues	(434,826)	(571,399)

Total consolidated revenues	$8,557,556	$11,779,421

Profit

Total (loss) profit for reportable segments	$(513,496)	$1,330,179
Parent company SEC investigation expenses	(58,148)	(1,450,872)
Parent company other expenses, net of intersegment eliminations	(445,818)	(516,035)

Total consolidated loss before income taxes	$(1,017,462)	$(636,728)

Assets

Total assets for reportable segments	$145,659,446	$145,282,267
Parent company assets	6,601,560	6,171,186
Elimination of intersegment receivables, net	(400,648)	(508,683)

Total consolidated assets	$151,860,358	$150,944,770

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
12.	Fair Value Measurements
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS No. 157. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS No. 157 hierarchy is based on whether the significant inputs used in the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority is given to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:
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
Fair Value Hierarchy
The following table presents the level within the fair value hierarchy at which the Company’s financial assets were measured at fair value on a recurring basis as of March 31, 2009:

	March 31, 2009
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$64,419,873	$373,852	$64,046,021	$—
Equity securities	5,531,072	5,531,072	—	—

Total	$69,950,945	$5,904,924	$64,046,021	$—

As of March 31, 2009, the Company had no financial liabilities that were measured at fair value and no financial assets that were measured at fair value on a non-recurring basis. The Company also did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring basis.
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
The Company validates the prices received from the pricing service by examining their reasonableness. The Company’s review process includes comparing the pricing service’s estimated fair values to the estimated fair values established by our investment custodian (for both equity and fixed maturity securities) and our outside fixed income investment manager (for fixed maturity securities). Our investment custodian utilizes the same pricing service as us, and our outside fixed income investment manager utilizes another nationally recognized pricing service for the municipal bond portfolio and utilizes the same pricing service as us for taxable bonds and closed-end mutual funds. Based on this review, any material differences are investigated and, if we deem prices provided by our pricing service to be materially unreasonable, we would use the estimated fair value established by our investment custodian and/or outside fixed income investment manager, depending on which prices seemed more reasonable. As of March 31, 2009, the Company did not adjust any prices received from its pricing service.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Available for Sale Fixed Maturity Securities. The fair values of our redeemable preferred stocks were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. A number of the Company’s investment grade bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2009. However, these securities were classified as Level 2 because the pricing service also utilizes valuation models, which use observable market inputs, in addition to traded prices. Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data. The Level 2 category generally includes municipal and corporate bonds.
13.	Guarantees
As previously reported, on February 14, 2005, the Company received notification from the U.S. Securities and Exchange Commission (“SEC”) that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC and is currently engaged in discussions with the staff in an effort to settle this matter with respect to the Company. There is no set timetable for the Company to complete its current discussions with the staff. Any agreement reached with the staff as to the staff’s recommendation requires the approval of the SEC and there can be no assurance that the SEC will approve the staff’s recommendations regarding a potential settlement with the Company.
The Company has been informed that the Chief Executive Officer is also currently engaged in separate discussions with the staff in an effort to settle this matter with him. There is no set timetable for the completion of such discussions with the staff. Any agreement reached by this officer with the staff as to the staff’s recommendation requires the approval of the SEC and there can be no assurance that the SEC will approve the staff’s recommendations regarding a potential settlement with such officer.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34” (“FIN 45”). The Company has determined that the above referenced undertaking agreements are within the scope of FIN 45. In order to estimate the fair value of future obligations under these undertaking agreements, the Company periodically obtains estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. Based on these estimates, the Company recorded a FIN 45 liability of $332,500 and $370,000 as of March 31, 2009 and December 31, 2008, respectively, which is included within other liabilities in the accompanying consolidated balance sheets. The FIN 45 liability at March 31, 2009 as compared to the FIN 45 liability at December 31, 2008 reflects (1) a decrease of $39,248 as a result of actual legal fees and expenses incurred for services rendered through March 31, 2009 related to the undertaking agreements and (2) a decrease of $1,748 as a result of a net decrease in the estimated future legal costs related to the undertaking agreements. Due to the inherent uncertainties of the SEC investigation, (1) the Company cannot estimate with reasonable certainty any future obligations related to the undertaking agreements beyond the estimated costs to respond to the Notice and (2) actual future payments related to the undertaking agreements could be materially different from the $332,500 estimated fair value of such future payments as recorded at March 31, 2009.
14.	Bank Line of Credit
Bancinsurance Corporation has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010, having a $2,500,000 outstanding balance at March 31, 2009 and December 31, 2008. The terms of the revolving credit agreement contain various restrictive covenants. As of March 31, 2009, Bancinsurance Corporation was in compliance with all such covenants. The bank line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% at March 31, 2009). Interest expense related to the bank line of credit for the three months ended March 31, 2009 and 2008 was $15,625 and $0, respectively. The bank that provides the line of credit is also a policyholder of the Company.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents and major customers, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, the current credit markets, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, the controlling interest of the Sokol family, the ongoing Securities and Exchange Commission (“SEC”) investigation, litigation, developments in the discontinued bond program and the automobile service contract program, and the other risk factors described in the Company’s filings with the SEC, any one of which might materially affect our financial condition, results of operations and/or liquidity. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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
Products and Services
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property/casualty insurance company. Our principal sources of revenue are premiums and ceded commissions for insurance policies and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 49 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of The Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. Ohio Indemnity’s premiums are derived from three distinct product lines: (1) lender service; (2) unemployment compensation; and (3) waste industry.
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
We have certain other specialty products which consist primarily of two vehicle service contract programs and two contract surety bonds not produced under our WIP program. The premiums produced under other specialty products are not considered material to our results of operations. Our two contract surety bonds are for one contractor and are indemnified by the principal which reduces our risk of loss. For our two vehicle service contract programs, we maintain reinsurance and/or collateral in excess of our estimated claim obligations, which reduces our risk of loss. For more information concerning one of the vehicle service contract programs, see “Automobile Service Contract Program” in Note 8 to the Condensed Consolidated Financial Statements and “Overview-Automobile Service Contract Program” below.
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
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through March 31, 2009, except as noted below.
During the second quarter of 2008, we received an invoice from Harco for approximately $0.2 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it will provide us this information, as of March 31, 2009 we have not received such information. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on certain recovery information provided by Harco during the fourth quarter of 2008, we estimate that our proportionate share of Harco’s recoveries that we believe we are entitled to receive under the Final Order is approximately $0.2 million. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.
As of March 31, 2009, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (with a $0.2 million offset for recoveries as noted above).
It should also be noted that Harco has reported to us that (1) the most recent invoice it has received from the Department of Homeland Security (“DHS”) for breached immigration bonds was as of November 1, 2008 and (2) as of March 31, 2009, Harco’s immigration bond reserve was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.6 million (based on the difference between our proportionate share of Harco’s reserve as of March 31, 2009 and the November 1, 2008 DHS invoice).
Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and we were one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against us and its other reinsurers. In November 2005, we responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by us and other appropriate relief. Highlands is seeking to recover certain of its losses from us under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including us, and other relief. On June 5, 2008, we responded to the petition. As of March 31, 2009, the court has not ruled on the petition.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of March 31, 2009, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both March 31, 2009 and December 31, 2008, our total loss and LAE reserves for Highlands were approximately $4.8 million.
We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are reserving to our best estimate of the ultimate liability on the program at March 31, 2009 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at March 31, 2009. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at March 31, 2009 and December 31, 2008 (dollars in millions):

	March 31,	December 31,
	2009	2008
Bail Bonds:
Case reserves	$0.4	$0.4
Incurred but not reported (“IBNR”) reserves	4.2	4.2

Total bail bond reserves	4.6	4.6

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.8	1.8

Total immigration bond reserves	2.0	2.0

Total loss and LAE reserves	$6.6	$6.6

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate (the “settlement payment”) during the fourth quarter of 2008. In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). As of March 31, 2009, after the settlement payment and all claims paid by us during 2007, 2008 and the first quarter of 2009, we retained approximately $1.4 million of collateral attributable to such Provider which we believe is sufficient to pay for the $1.3 million in estimated liability for the scheduled claims. As a result of the settlement and release agreement, the $1.3 million liability associated with the Provider that is in bankruptcy is reported as “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet.
As of March 31, 2009, the Provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of March 31, 2009, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. We have estimated the claim obligations for service contracts issued by this Provider to be approximately $2.0 million as of March 31, 2009. As the collateral held by us is greater than the estimated claim obligations, the full $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”
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
Ongoing SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC and is currently engaged in discussions with the staff in an effort to settle this matter with respect to the Company. There is no set timetable for the Company to complete its current discussions with the staff. Any agreement reached with the staff as to the staff’s recommendation requires the approval of the SEC and there can be no assurance that the SEC will approve the staff’s recommendations regarding a potential settlement with the Company.
The Company has been informed that the Chief Executive Officer is also currently engaged in separate discussions with the staff in an effort to settle this matter with respect to him. There is no set timetable for the completion of such discussions with the staff. Any agreement reached by this officer with the staff as to the staff’s recommendation requires the approval of the SEC and there can be no assurance that the SEC will approve the staff’s recommendations regarding a potential settlement with such officer.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
For the three months ended March 31, 2009 and 2008, the Company incurred expenses of $0.1 million and $1.5 million, respectively, related to the SEC investigation. For the three months ended March 31, 2009, the $0.1 million of expenses consisted of (1) approximately $0.1 million of Company expenses and (2) no change in the Company’s FIN 45 liability related to the undertaking agreements based on the Company’s receipt of updated estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. For the three months ended March 31, 2008, the $1.5 million of expenses consisted of (1) approximately $0.9 million of Company expenses and (2) approximately $0.6 million of expenses related to the undertaking agreements (including the Company’s FIN 45 liability).
The Company has not recorded any accrual for loss contingencies for the SEC investigation as of March 31, 2009, other than the FIN 45 liability of $0.3 million related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements. Due to the inherent uncertainties of the SEC investigation, the ultimate outcome of the SEC investigation could have a material adverse effect on the Company’s business, financial condition, or results of operations and the SEC investigation could divert the efforts and attention of management from the Company’s ordinary business operations.
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
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three Months Ended March 31,
	2008-2009
	Amount	% Change
Net premiums earned	$(1,982,201)	(16.8)%
Net investment income	40,843	4.5
Net realized gains (losses) on investments	(1,290,491)	114.0
Management fees	11,627	7.7
Total revenues	(3,221,865)	(27.4)
Losses and LAE	(1,237,856)	(21.8)
Policy acquisition costs	(201,978)	(6.8)
Other operating expenses	91,697	4.6
SEC investigation expenses	(1,392,724)	(96.0)
Interest expense	(100,270)	(29.6)
Income (loss) before federal income taxes	(380,734)	59.8
Net income (loss)	(386,623)	66.1
Net loss for the first quarter 2009 was $(971,521), or $(0.19) per diluted share, compared to $(584,898), or $(0.12) per diluted share, a year ago. The most significant factors that influenced this period-over-period comparison were (1) a $1.3 million ($0.9 million after tax) increase in net realized losses on investments primarily due to other-than-temporary impairment charges and (2) a $0.6 million ($0.4 million after tax) decrease in underwriting income which was primarily attributable to a decline in premium volume and margin for our lender service product line. These negative factors were partially offset by a $1.4 million ($0.9 million after tax) decrease in expenses related to the ongoing SEC investigation.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for property/casualty insurance companies. Our specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses less management fees to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition costs are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses less management fees to premiums earned. In addition, statutory accounting principles may require additional unearned premium reserves that result in net premiums earned on a statutory basis differing from that of net premiums earned on a GAAP basis which also impacts the comparison of the combined ratio for GAAP and statutory purposes. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and a GAAP basis for the three months ended March 31:

	Three Months Ended
	2009	2008

GAAP:
Loss ratio	47.2%	50.5%
Expense ratio	47.5%	41.2%

Combined ratio	94.7%	91.7%

Statutory:
Loss ratio	48.1%	50.5%
Expense ratio	45.0%	53.7%

Combined ratio	93.1%	104.2%

RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net Premiums Earned. Net premiums earned decreased 16.8%, or $1,982,201, to $9,849,535 for the first quarter 2009 from $11,831,736 a year ago principally due to a decrease in premiums for our ULI product line.
ULI net premiums decreased 36.2%, or $1,980,092, to $3,491,924 for the first quarter 2009 from $5,472,016 a year ago. Approximately $1.0 million of the decrease related to a large financial institution customer that exited the auto lending market in the fourth quarter of 2008. The remaining decrease was principally due to a decline in lending volume for the majority of our ULI customers. We believe this decline in lending volume was caused by the national decline in automobile sales combined with increased lending standards by our customers when compared to a year ago.
Net premiums earned for CPI increased 60.0%, or $174,091, to $464,399 for the first quarter 2009 from $290,308 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 14.5%, or $373,896, to $2,204,546 for the first quarter 2009 from $2,578,442 a year ago primarily due to the cancellation of a poor performing GAP customer in the second quarter of 2008 combined with a decrease in lending volume for the majority of our GAP customers. We believe this decline in lending volume was caused by the national decline in automobile sales.
Net premiums earned for UC products increased 12.6%, or $211,889, to $1,892,837 for the first quarter 2009 from $1,680,948 a year ago primarily due to an increase in audit premium for our excess of loss product combined with pricing increases and new customers added for our UCassure® product.
Net premiums earned for WIP remained relatively flat at $1,727,081 for the first quarter 2009 compared to $1,758,628 a year ago.
For more information concerning premiums, see “Business Outlook” below.
Investment Income. Net investment income increased 4.4%, or $40,843, to $959,089 for the first quarter 2009 from $918,246 a year ago principally due to an increase in our average invested assets during the current quarter when compared to a year ago.
Net Realized Losses on Investments. Net realized losses on investments increased 114.0%, or $1,290,491, to $2,422,404 for the first quarter 2009 from $1,131,913 a year ago primarily due to a $1,528,064 increase in impairment charges which was partially offset by a $237,573 increase in net realized gains recorded on sales of equity and fixed maturity securities. Impairment charges included in net realized losses on investments for the first quarter 2009 and 2008 were $2,569,210 and $1,041,146, respectively. The impairment charges during the first quarter 2009 were primarily due to the following: (1) $1,169,257 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by current market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; and (4) $30,314 in impairment charges for an equity security of a healthcare company whose fair value was adversely affected by current market conditions.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees remained relatively flat at $163,349 for the first quarter 2009 compared to $151,722 a year ago. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 21.8%, or $1,237,856, to $4,438,624 for the first quarter 2009 from $5,676,480 a year ago principally due to a decrease in ULI losses which was partially offset by an increase in GAP losses.
ULI losses and LAE decreased 44.6%, or $1,696,853, to $2,104,269 for the first quarter 2009 from $3,801,122 a year ago primarily due to the decline in business described above.
CPI losses and LAE increased 36.7%, or $20,481, to $76,298 for the first quarter 2009 from $55,817 a year ago primarily due to the growth in the business described above.
GAP losses and LAE increased 26.8%, or $417,965, to $1,974,728 for the first quarter 2009 from $1,556,763 a year ago. The increase in losses was primarily caused by an increase in both frequency and severity of losses for the majority of our GAP customers which was partially offset by a decrease in losses as a result of the decline in GAP business described above.
UC losses and LAE increased 119.1%, or $113,554, to $208,905 for the first quarter 2009 from $95,351 a year ago primarily due to an increase in losses for our excess of loss product line which was consistent with the increase in audit premium as described above.
WIP losses and LAE remained relatively flat at $161,860 for the first quarter 2009 compared to $168,927 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
There were no losses and LAE for our discontinued bond program during the first quarters of 2009 or 2008. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs decreased 6.8%, or $201,978, to $2,750,090 for the first quarter 2009 from $2,952,068 a year ago primarily due to a decrease in commission expense for our ULI and GAP product lines as a result of the decline in business described above.
Other Operating Expenses. Other operating expenses increased 4.6%, or $91,697, to $2,089,769 for the first quarter 2009 from $1,998,072 a year ago primarily due to an increase in compensation expense, equity-based compensation expense, employee health care expenses and audit and accounting expenses.
SEC Investigation Expenses. SEC investigation expenses decreased 96.0%, or $1,392,724, to $58,148 for the first quarter 2009 from $1,450,872 a year ago. See “Overview-Ongoing SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 29.6%, or $100,270, to $238,387 for the first quarter 2009 from $338,657 a year ago as a result of declining interest rates on our trust preferred debt which was partially offset by an increase in interest expense for our bank line of credit as a result of our $2.5 million draw on the line of credit at the end of first quarter 2008. See “Business Outlook” and “Liquidity and Capital Resources” below and Notes 4 and 14 to the Condensed Consolidated Financial Statements for a discussion of our bank line of credit and the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Federal Income Taxes. The Company’s effective federal income tax rate was 4.7% for the first quarter 2009 compared to 8.1% a year ago. This improvement is attributable to the ratio of tax-exempt investment income when compared to income from operations for each period. Income from operations decreased for the first quarter 2009 compared to the first quarter 2008 primarily due to an increase in net realized losses on investments and a decline in underwriting performance. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the first quarter 2009, the combined ratio increased to 94.7% from 91.7% a year ago. The loss ratio improved to 47.2% for the first quarter 2009 from 50.5% a year ago primarily due to a decrease in the loss ratio for our ULI product line which was partially offset by an increase in the loss ratio for our GAP product line. The expense ratio increased to 47.5% for the first quarter 2009 from 41.2% a year ago primarily due to the increase in other operating expenses relative to the decrease in net premiums earned combined with a higher commission expense ratio given the decline in lender service business which has a lower commission structure when compared to our UC and WIP product lines.
BUSINESS OUTLOOK
Current Economic Crisis
The credit markets suffered a severe upheaval during the third quarter of 2008 which continued in the fourth quarter of 2008 and first quarter of 2009. Credit spreads expanded due to increased fears of mounting mortgage losses across the financial sector and caused the market’s liquidity crisis to intensify. Higher borrowing rates and fears of outsized losses led to the federal government takeover of Fannie Mae and Freddie Mac in September 2008. This was followed in rapid succession by the bankruptcy of Lehman Brothers, the merger of Merrill Lynch and Bank of America, the bailout of AIG, the failure of Washington Mutual, and Wachovia putting itself up for sale. After the federal government’s $700 billion bailout plan was approved, the focus of attention shifted from the banking crisis to economic fundamentals around the world and fears about the state of the world economy. Furthermore, there appear to be market concerns regarding the financial status of certain of the large automobile manufacturers. These are unprecedented times that are still unfolding. As a result, it is extremely difficult to predict how the global economic crisis will impact us on both a short-term and longer-term basis. Our outlook for 2009 is very cautious.
Lender Service Products
Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The credit crisis is impacting automobile sales as consumers are struggling to qualify for loans. In addition, many consumers are not willing to make big purchases, such as for a new automobile. In 2008, the auto industry experienced its worst sales results in 15 years. During the first quarter of 2009, Chrysler, Ford, General Motors, Honda and Toyota all reported U.S. sales drops during the months of January, February and March when compared to the same months in 2008. Overall, U.S. new car sales were down 38 percent in the first quarter of 2009 when compared to a year ago. Through March 31, 2009, many of our banking customers have experienced declines in lending volume. Based on the current economic conditions, we believe it is likely that our lender service premium volume will decline for fiscal year 2009 when compared to fiscal year 2008; however, we cannot predict how much of a decline we will experience. In addition, one of our larger ULI financial institution customers exited the auto lending market during the fourth quarter of 2008. During 2008, this ULI customer had net premiums earned of $2.3 million and its combined ratio was 70%. We will not have any earned premiums from this customer in 2009.
Premiums and ceded commissions for our insurance products are earned over the related contract periods. For GAP and certain of our ULI and EPD products, the contract period averages approximately five years. As a result, the impacts of decreased premium volumes and cancelled business may not be seen in our results immediately and can persist for a number of years. Conversely, the impacts of increased premium volumes, pricing increases and/or new business may not be seen in our results immediately and may take several years to fully develop.
Due to the current weak economic conditions, certain of our lender service customers have experienced an increase in loan defaults, bankruptcies and automobile repossessions. As the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI and CPI customers, we experience an increase in the frequency of losses for these product lines. As the national economy remains unstable and unemployment levels remain high, our financial institution customers could experience an increase in loan defaults, bankruptcies and automobile repossessions in the future. Incentives offered on new cars by dealers and manufacturers have depressed the value of the used car market. In addition, the higher level of gas prices has lowered the market value of less fuel-efficient vehicles. As used car prices decline, the “gap” between the value of the vehicle and the outstanding loan balance increases and thus the severity of our GAP losses increases. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the pricing of our products and taking rate actions when necessary. However, as noted above, rate increases for our longer duration policies may take several years to have an impact as the rate increase is only for new business while run off of the older business at the old rate will take place for a number of years.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
One of the actions we took to mitigate our increased frequency and severity of losses was cancelling a poor performing GAP customer in the second quarter of 2008. During 2008 and the first three months of 2009, this GAP customer had net premiums earned of $2.4 million and $0.5 million, respectively, and its combined ratio was 134% and 161%, respectively. As noted above, it will take a number of years for this block of business to fully run-off.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with an EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. This program reduced our commission expense by $0.8 million in 2008 compared to $0.3 million in 2007. We expect this program to reduce our commission expense by approximately $1.1 million during fiscal year 2009. As of March 31, 2009, we had approximately $1.7 million of deferred ceded commissions for this program that will be earned over approximately four years.
Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. The reinsurance agreement will remain in place until the business is fully run-off which is expected to be in second quarter of 2009. During 2008 and 2007, this program reduced our commission expense by approximately $0.2 million and $0.4 million, respectively, and we expect very little, if any, earned ceded commission for fiscal year 2009.
Furthermore, the bankruptcy of any large automobile manufacturer is extremely difficult for us to predict how much of an impact, if any, such event(s) would have on our premium volume and/or GAP severity.
Unemployment Compensation, Waste Industry and Other Specialty Products
Increased benefit charge levels for our UC customers could result in lower management fees and/or increased losses for our UC product line. During the first quarter of 2009, we experienced an increase in benefit charges for certain of our UC customers when compared to a year ago. Given the current economic conditions, we believe it is likely that we will experience an increase in benefit charges for fiscal year 2009 when compared to fiscal year 2008: however, we cannot predict how much of an increase we will experience and/or how material the impact will be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the pricing of our products and taking rate actions when necessary. For example, benefit charges for our UCassure® product increased approximately 19% during first quarter 2009 when compared to a year ago which is consistent with rate increases taken for fiscal year 2009 when compared to fiscal year 2008.
Since we began participating in the WIP program in 2004 there have not been any claims to date, other than some minor contract surety bond claims. If we were to have significant claims experience on this program during fiscal year 2009, such claims experience could have a material impact on our financial performance if our reserves prove to be materially deficient. As of March 31, 2009, our net loss and LAE reserves for the WIP program were approximately $2.5 million. We currently do not believe that our reserves will be materially deficient. For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Furthermore, any developments on the discontinued bond program, including Harco and Highlands’ loss development and the Highlands’ arbitration and receivership proceeding, could have a material impact on our future results of operations and/or financial condition.
Expenses
As previously disclosed, the Company concluded three of the discontinued bond program arbitrations during 2006, and only the Highlands’ arbitration remains pending. Because there was little activity in the Highlands’ arbitration during 2008 and the first three months of 2009, we incurred minimal legal costs during such periods for the Highlands’ arbitration. We are not certain how much activity there will be in fiscal year 2009 for the Highlands’ arbitration. As a result, we cannot predict with reasonable certainty the amount or range of amounts of legal costs that will be incurred during fiscal year 2009 for the Highlands’ arbitration; however, it is possible that the amount of such legal costs could be material to our results of operations if the arbitration proceeding takes place in 2009. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information regarding the discontinued bond program arbitrations.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As disclosed above, during the fourth quarter of 2007, the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, we incurred the following expenses during the last six quarters related to the SEC investigation:

	4Q2007	1Q2008	2Q2008	3Q2008	4Q2008	1Q2009
SEC investigation expenses	$2,504,122	$1,450,872	$609,584	$1,035,773	$193,233	$58,148
We expect to continue to incur costs for the SEC investigation during fiscal year 2009. Due to the inherent uncertainties of the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during fiscal year 2009 for the SEC investigation (other than the FIN 45 liability related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements); however, we believe that the amount of costs that will be incurred in fiscal year 2009 could be material to our results of operations. See “Overview-Ongoing SEC Investigation” above, “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our bank line of credit. Interest rates have declined during the first quarter 2009 when compared to a year ago. On March 31, 2008, we drew $2.5 million on our bank line of credit and that amount remains outstanding at Mach 31, 2009. If interest rates remained the same throughout fiscal year 2009 as they were at March 31, 2009 and if we did not pay down or draw additional amounts on our bank line of credit, we would experience approximately a $0.3 million to $0.4 million decrease in interest expense during fiscal year 2009 when compared to fiscal year 2008. See “Liquidity and Capital Resources” below and Notes 4 and 14 to the Condensed Consolidated Financial Statements for more information concerning our trust preferred debt and revolving line of credit.
Investments
As of March 31, 2009, approximately 95% of our fixed maturity portfolio was invested in tax-exempt municipal bonds. Market liquidity for such bonds has been significantly affected by the current financial crisis and recent changes on Wall Street. Trading desks at firms such as Bear Stearns, Lehman Brothers, Merrill Lynch, and Wachovia had significant roles in supplying liquidity in the bond markets. With these brokers gone or merging and other financial institutions accumulating capital, the municipal bond markets have witnessed a dramatic widening in bid/ask spreads and a decrease in trading volume. Municipal bond returns from September through December of 2008 were the worst of any such period in the past 20 years. Returns for municipal bonds improved in the first quarter of 2009 as municipal bond funds resumed seeing positive cash flow, and some liquidity returned as bond traders made markets in more municipal securities, enhancing demand. As a result, municipal bond prices improved during the first quarter 2009 when compared to fourth quarter 2008, and the gross unrealized loss for our bond portfolio decreased from $7.8 million at December 31, 2008 to $6.3 million at March 31, 2009. The fair value of our fixed maturity portfolio could also be impacted by credit rating actions and related financial uncertainty associated with insurance companies that guarantee the obligations of some of our bonds. While municipal credits continue to demonstrate relative credit quality stability, market conditions are not likely to improve until the current liquidity crisis has passed.
Many of the securities within our equity portfolio have also been negatively impacted by the current financial crisis. During the first quarter of 2009, we recorded approximately $2.6 million of impairment charges for our investment portfolio (approximately $2.0 million for equity securities and approximately $0.6 million for fixed maturity securities). Based on the current economic conditions and our other-than-temporary impairment accounting policy, additional impairment charges within our investment portfolio are possible during fiscal year 2009. As disclosed in Note 3 to the Condensed Consolidated Financial Statements and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below, we begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. As shown in Note 3 to the Condensed Consolidated Financial Statements, as of March 31, 2009, we had approximately $0.5 million of unrealized losses on equity securities where their fair value to book value ratio was below 80%. Assuming the estimated fair value for these securities remained the same during the remainder of 2009 as they were at March 31, 2009, we would likely record other-than-temporary impairment charges of approximately $0.5 million for these securities during the second and third quarters of 2009. With respect to those fixed maturity securities having a fair value to book value ratio below 80% as shown in Note 3 to the Condensed Consolidated Financial Statements, all of these securities are investment grade and we would likely not have an other-than-temporary impairment charge on these securities during fiscal year 2009 unless they were to fall below investment grade. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount or range of amounts of other-than-temporary impairment charges that will be recorded during fiscal year 2009; however, we believe that the amount of such other-than-temporary impairment charges during the remainder of fiscal year 2009 could be material to our results of operations. For more information concerning the unrealized loss position of our investment portfolio and impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Based on the factors discussed above, our outlook for the remainder of the 2009 fiscal year is very cautious.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of March 31, 2009 and December 31, 2008, our capital structure consisted of trust preferred debt issued to affiliates, a bank line of credit and shareholders’ equity and is summarized in the following table:

	March 31,	December 31,
	2009	2008

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	2,500,000	2,500,000

Total debt obligations	17,965,000	17,965,000

Total shareholders’ equity	35,141,626	34,660,381

Total capitalization	$53,106,626	$52,625,381

Ratio of total debt obligations to total capitalization	33.8%	34.1%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (5.27% and 7.06% at March 31, 2009 and 2008, respectively), are redeemable at par on or after December 4, 2007 and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (5.27% and 6.75% at March 31, 2009 and 2008, respectively), are redeemable at par on or after September 30, 2008 and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of March 31, 2009, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010. At March 31, 2009 and December 31, 2008, the outstanding balance under the line of credit was $2,500,000. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% at March 31, 2009). The terms of the revolving credit agreement contain various restrictive covenants. As of March 31, 2009, Bancinsurance Corporation was in compliance with all such covenants. We utilize the line of credit from time to time based on short-term cash flow needs, the then current prime rate and expected changes in the prime rate, Ohio Indemnity’s capital position and the dividend limitations on Ohio Indemnity as discussed below.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through (1) cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income, and (2) our cash and short-term investment portfolio. In addition, our fixed maturity investment portfolio has historically generated additional cash flows through bond maturities and calls (over 90% of our fixed maturity portfolio has call features). When a bond matures or is called by the issuer, the resulting cash flows are generated without selling the security at a loss. We utilize these cash flows to either build our cash and short-term investment position or reinvest in other securities, depending on our liquidity needs. To the extent our cash from operations, cash and short-term investments and cash flows from bond maturities or calls are not sufficient to meet our liquidity needs, our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturity and equity securities. As of March 31, 2009, we had $23,474,487 of available for sale fixed maturity and equity securities that were in an unrealized gain position that, if necessary, we could sell without recognizing a loss to meet liquidity needs. After satisfying our cash requirements and meeting our desired cash and short-term investment position, any excess cash flows from our operating and/or investment activities are used to build our investment portfolio and thereby increase future investment income. For more information concerning our investment portfolio, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
The following table sets forth our cash and short-term investment position at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Cash and short-term investments	$8,498,211	$11,439,101
Money market mutual fund(1)	455,261	49,096

Total cash and short-term investments	$8,953,472	$11,488,197

(1)
Even though it is classified as an equity security in our accompanying balance sheet, we treat the money market mutual fund as a short-term investment for purposes of our liquidity management because of its liquid nature.

Given the decrease in expenses associated with the ongoing SEC investigation, we decreased our cash and short-term investment position during first quarter 2009 when compared to fourth quarter 2008.
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
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.6 million at March 31, 2009. Ultimate payment on the discontinued bond program may result in a material increase in cash outflows from operations. We consider the discontinued bond program liabilities and the related Highlands’ arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed maturity investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
We believe that both liquidity and interest rate risk can be minimized by the asset and liability management strategy described above. With this strategy, we believe we can pay our policy obligations as they become due without being required to use our line of credit or liquidate intermediate-term and long-term investments at a loss; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations, financial condition and/or future liquidity.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As the parent company, Bancinsurance Corporation generates no funds from operations. Bancinsurance Corporation’s principal assets are the common shares of Ohio Indemnity and the membership interests in USA, and its primary sources of funds are (1) dividends from Ohio Indemnity and USA, (2) borrowings under its bank line of credit and (3) payments received from Ohio Indemnity and USA under cost and tax sharing agreements. Historically, Bancinsurance Corporation’s expenses have primarily consisted of payment of principal and interest on borrowings and legal and audit expenses directly related to Bancinsurance Corporation, and it has been able to pay these expenses primarily through use of its cash and invested assets, dividends from its subsidiaries and cost and tax sharing payments from its subsidiaries.
During 2008, Bancinsurance Corporation experienced a significant increase in expenses and cash outflow as a result of expenses associated with the ongoing SEC investigation. Based on management’s expectation that Bancinsurance Corporation would continue to incur significant expenses and have significant cash outflows related to the SEC investigation during 2008, Bancinsurance Corporation drew $2.5 million on its bank line of credit on March 31, 2008. At March 31, 2009 and December 31, 2008, Bancinsurance Corporation had total cash and invested assets of $3.8 million. Due to the inherent uncertainties associated with the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during the remainder of 2009 for the SEC investigation (other than the FIN 45 liability as described in Note 13 to the Condensed Consolidated Financial Statements). However, management believes that Bancinsurance Corporation will be able to meet its cash flow requirements during this period from (1) its cash, (2) the liquidation of its invested assets, (3) dividends from Ohio Indemnity and/or USA, (4) tax and cost sharing payments from Ohio Indemnity and/or USA and/or (5) additional draws on its bank line of credit. Management currently plans to cause Ohio Indemnity to declare and pay dividends during future periods to Bancinsurance Corporation to enable it to maintain its liquidity, including its repayment of any outstanding balance on its bank line of credit. Management has not determined at this time the timing or amount of any such dividends from Ohio Indemnity, but does not believe that the amount of any such dividends during 2009 will exceed the annual maximum limit described below. See “Overview-Ongoing SEC Investigation” and “Business Outlook-Expenses” above, “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
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
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the NAIC and the Department. This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of March 31, 2009.
Net cash provided by (used in) operating activities was $1,189,629 and $(5,807,744) for the first quarter of 2009 and 2008, respectively. The increase in cash provided by operating activities was primarily due to the following: (1) an approximately $2.2 million decrease in legal expenses paid during the first quarter 2009 when compared to a year ago related to the ongoing SEC investigation; (2) an increase in net premiums collected of approximately $2.6 million primarily attributable to $4.0 million of retrospective premium adjustment payments that were made in the first quarter 2008 compared to zero in first quarter 2009; and (3) a decrease of approximately $0.7 million in net losses, commissions and premium taxes paid in the first quarter 2009 compared to the first quarter 2008.
Net cash provided by investing activities was $2,077,270 and $3,397,814 for the first quarter 2009 and 2008, respectively. The decrease was primarily due to the use of certain investment proceeds to fund operating cash requirements during the first quarter of 2008, whereas in the first quarter of 2009, excess cash from operations was used to purchase investments.
Net cash provided by financing activities was $0 and $2,500,000 for the first quarter of 2009 and 2008, respectively. The cash received in the first quarter of 2008 was due to a $2,500,000 draw on our bank line of credit during that period.
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
We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of fixed maturity securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s Investors Services and Standard & Poor’s.
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
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed maturity and closed-end mutual fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed maturity securities are required to be investment grade at the time of purchase to protect investments. As March 31, 2009, approximately 98% of our fixed maturity portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit of our fixed maturity portfolio. In performing our other-than-temporary impairment analysis for our fixed maturity securities and closed-end mutual funds, we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 3 to the Condensed Consolidated Financial Statements for information regarding our securities that were in an unrealized loss position at March 31, 2009 which were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations-Net Realized Losses on Investments,” “Business Outlook-Investments” and “Liquidity and Capital Resources” above and Note 3 to the Condensed Consolidated Financial Statements.

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
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.6 million at March 31, 2009. Given the uncertainties of the outcome of the Highlands’ arbitration and receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
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
Direct Business. For our direct business, estimates of ultimate loss and LAE reserves are based on our historical loss development experience. In using this historical information, we assume that past loss development is predictive of future loss development. Our assumptions allow for changes in claims and underwriting operations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. We do not currently anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from factors not currently recognized in our historical data. However, it is possible that we may experience an increase in the frequency for ULI and CPI losses and an increase in the severity for GAP losses as discussed in “Business Outlook-Lender Service Products” above. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, actual emergence of losses could deviate materially from our estimates and from amounts recorded by us.
As of March 31, 2009, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
•	ULI — limited liability (“ULIL”)
•	ULI — non-limited liability (“ULIN”)
•	CPI
•	GAP
Historical “age-to-age” loss development factors (“LDF”) were calculated to measure the relative development for each accident year from one maturity point to the next. Based on the historical LDF, we selected age-to-age LDF that we believe are appropriate to estimate the remaining future development for each accident year. These selected factors are used to project the ultimate expected losses for each accident year. The validity of the results from using a loss development approach can be affected by many conditions, such as claim department processing changes, a shift between single and multiple payments per claim, legal changes or variations in our mix of business from year to year. Also, because the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years may be based on alternative estimation techniques, such as the expected loss ratio method or some combination of acceptable actuarial methods.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Equity-Based Compensation Expense
The fair value of stock options granted by us are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges and assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating expected volatility of the common shares in the future. Dividend yield is based on historical dividends. See Note 6 to the Condensed Consolidated Financial Statements for more information concerning our equity-based compensation expense.
Legal Matters
We are involved in various legal proceedings arising in the ordinary course of business. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we believe it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and the potential that an adverse outcome in a legal proceeding could have a material impact on our financial condition and/or results of operations, such estimates are considered to be critical accounting estimates. See Note 9 to the Condensed Consolidated Financial Statements for information concerning the Company’s commitments and contingencies
Guarantee Liabilities
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, we account for guarantees in accordance with FIN 45. We have determined that the undertaking agreements as described in Note 13 are within the scope of FIN 45. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different than the FIN 45 liability recorded at March 31, 2009. Because of the subjective nature inherent in assessing the estimated future costs associated with the undertaking agreements and the potential that our estimated future costs may be materially different than our actual future costs, such estimates are considered to be critical accounting estimates. See “Overview-Ongoing SEC Investigation,” “Business Outlook-Expenses” and “Liquidity and Capital Resources” above and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe to be material to investors.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 4. Controls and Procedures
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report.
In addition, there were no changes that occurred during the last fiscal quarter in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Highlands Arbitration. See “Overview-Discontinued Bond Program” and “Business Outlook-Expenses” in Item 2 of Part I above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for information concerning the Highlands arbitration.
SEC Investigation. See “Overview-Ongoing SEC Investigation” “Business Outlook-Expenses” and “Liquidity and Capital Resources” in Item 2 of Part I above and Note 13 to the Condensed Consolidated Financial Statements for information concerning the SEC investigation.
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
Item 5. Other Information
The Board of Directors of the Company has determined that the Company’s 2009 Annual Meeting of Shareholders (the “2009 Annual Meeting”) will be held on Monday, July 27, 2009, at 2:30 p.m., Eastern Daylight Time, at the Company’s corporate offices located at 250 East Broad Street, Seventh Floor, Columbus, Ohio 43215. The record date for determining the shareholders entitled to receive notice of, and to vote at, the 2009 Annual Meeting will be the close of business on June 2, 2009.
Because the date of the 2009 Annual Meeting has been changed by more than 30 days from the date of the Company’s 2008 Annual Meeting of Shareholders, the Company has extended the deadlines for submitting shareholder proposals for the 2009 Annual Meeting as described below.
Any proposals from shareholders that are intended to be presented at the 2009 Annual Meeting must be received by the Company by May 25, 2009 to be eligible for inclusion in the Company’s proxy statement and form of proxy relating to the 2009 Annual Meeting (the “2009 Proxy Materials”). Such proposals may be included in the 2009 Proxy Materials if they comply with certain rules and regulations promulgated by the SEC. In addition, if a shareholder intends to present a proposal at the 2009 Annual Meeting without the inclusion of such proposal in the 2009 Proxy Materials and written notice of the proposal is not received by the Company by May 25, 2009, or if the Company meets other requirements of the SEC rules, proxies solicited by the Board of Directors for the 2009 Annual Meeting will confer discretionary authority to vote on such proposal. In each case, written notice must be given to Bancinsurance Corporation, 250 East Broad Street, Seventh Floor, Columbus, Ohio 43215, c/o Secretary.
Item 6. Exhibits

Exhibits

10.1
Bancinsurance Corporation 2009 Fiscal Year Executive Officer Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2009 (File No. 0-8738)).

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

BANCINSURANCE CORPORATION
(Registrant)
Date: May 14, 2009	By:	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.