Form 10-Q
period 2009-06-30
BANCINSURANCE CORP
filed 2009-08-04
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of July 16, 2009 was 5,082,574.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Net premiums earned	$11,543,292	$13,098,984	$21,392,827	$24,930,720
Net investment income	956,057	890,334	1,915,146	1,808,580
Net realized gains on investments	117,360	467,927	264,166	377,160
Other-than-temporary impairments on investments	(197,979)	(192,575)	(2,767,189)	(1,233,721)
Management fees	116,305	72,592	279,654	224,314
Other income	3,676	8,490	11,663	18,120

Total revenues	12,538,711	14,345,752	21,096,267	26,125,173

Expenses:
Losses and loss adjustment expenses	6,113,032	7,196,599	10,551,656	12,873,079
Policy acquisition costs	2,733,251	2,866,901	5,483,341	5,818,969
Other insurance operating expenses	1,878,998	1,861,460	3,968,767	3,859,532
SEC investigation expenses	71,384	609,584	129,532	2,060,456
Interest expense	218,832	295,167	457,219	633,824

Total expenses	11,015,497	12,829,711	20,590,515	25,245,860

Income before federal income taxes	1,523,214	1,516,041	505,752	879,313

Federal income tax expense	77,753	99,193	31,812	47,363

Net income	$1,445,461	$1,416,848	$473,940	$831,950

Net income per common share:
Basic	$.28	$.28	$.09	$.17

Diluted	$.28	$.28	$.09	$.17

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,343,753 at June 30, 2009 and $5,330,671 at December 31, 2008)	$5,214,229	$5,198,068
Available for sale:
Fixed maturities, at fair value (amortized cost $71,735,317 at June 30, 2009 and $67,022,560 at December 31, 2008)	68,217,426	59,675,070
Equity securities, at fair value (cost $5,051,445 at June 30, 2009 and $7,295,353 at December 31, 2008)	6,441,880	6,541,864
Short-term investments, at cost which approximates fair value	3,503,809	5,939,254
Restricted short-term investments, at cost which approximates fair value	3,703,048	3,886,635
Other invested assets	715,000	715,000

Total investments	87,795,392	81,955,891

Cash	2,216,196	5,499,847
Premiums receivable	7,280,915	5,278,710
Reinsurance recoverables	6,266,807	4,836,817
Prepaid reinsurance premiums	38,596,159	35,615,978
Deferred policy acquisition costs	8,548,192	8,263,102
Loans to affiliates	1,130,012	1,093,932
Accrued investment income	1,005,683	1,008,648
Net deferred tax asset	4,414,518	5,583,390
Other assets	1,243,680	1,244,583

Total assets	$158,497,554	$150,380,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	June 30,	December 31,
	2009	2008

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$13,241,294	$13,680,145
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,633,460	6,639,460
Unearned premiums	61,619,149	58,201,957
Ceding reinsurance premiums payable	3,148,340	2,431,515
Experience rating adjustments payable	1,542,644	1,046,391
Retrospective premium adjustments payable	1,392,569	1,228,537
Funds held under reinsurance treaties	762,198	651,267
Funds held for account of others	3,703,048	3,886,635
Contract funds on deposit	3,055,052	2,677,244
Taxes, licenses and fees payable	68,764	336,413
Current federal income tax payable	303,249	131,171
Deferred ceded commissions	3,776,120	3,727,297
Commissions payable	2,491,951	1,837,757
Other liabilities	1,968,156	1,279,728
Bank line of credit	—	2,500,000
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	119,170,994	115,720,517

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at June 30, 2009 and December 31, 2008, 5,082,574 shares outstanding at June 30, 2009 and December 31, 2008	1,794,141	1,794,141
Additional paid-in capital	1,888,219	1,638,503
Accumulated other comprehensive loss	(1,404,124)	(5,346,647)
Retained earnings	42,446,639	41,972,699

	44,724,875	40,058,696
Less: Treasury shares, at cost (1,087,767 common shares at June 30, 2009 and December 31, 2008)	(5,398,315)	(5,398,315)

Total shareholders’ equity	39,326,560	34,660,381

Total liabilities and shareholders’ equity	$158,497,554	$150,380,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	loss	earnings	shares	equity

Balance at December 31, 2007	—	—	$1,794,141	$1,630,394	$239,041	$40,611,396	$(5,818,050)	$38,456,922

Comprehensive loss:
Net income	—	—	—	—	—	831,950	—	831,950
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(1,374,401)	—	—	(1,374,401)
Total comprehensive loss								(542,451)
Equity-based compensation expense	—	—	—	177,677	—	—	—	177,677
Tax benefit related to vesting of restricted stock	—	—	—	32,790	—	—	—	32,790

Balance at June 30, 2008	—	—	$1,794,141	$1,840,861	$(1,135,360)	$41,443,346	$(5,818,050)	$38,124,938

Balance at December 31, 2008	—	—	$1,794,141	$1,638,503	$(5,346,647)	$41,972,699	$(5,398,315)	$34,660,381

Comprehensive income:
Net income	—	—	—	—	—	473,940	—	473,940
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	3,942,523	—	—	3,942,523
Total comprehensive income								4,416,463
Equity-based compensation expense	—	—	—	227,857	—	—	—	227,857
Tax benefit related to vesting of restricted stock	—	—	—	21,859	—	—	—	21,859

Balance at June 30, 2009	—	—	$1,794,141	$1,888,219	$(1,404,124)	$42,446,639	$(5,398,315)	$39,326,560

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$473,940	$831,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on investments	(264,166)	(377,160)
Other-than-temporary impairments on investments	2,767,189	1,233,721
Depreciation and amortization	288,655	355,897
Equity-based compensation expense	227,857	177,677
Deferred federal income tax (benefit) expense	(862,125)	48,236
Change in assets and liabilities:
Premiums receivable	(2,002,205)	753,282
Reinsurance recoverables	(1,429,990)	(598,253)
Prepaid reinsurance premiums	(2,980,181)	(5,509,744)
Deferred policy acquisition costs	(285,090)	(225,974)
Other assets, net	27,200	184,546
Reserve for unpaid losses and loss adjustment expenses	(444,851)	824,749
Unearned premiums	3,417,192	5,880,380
Ceded reinsurance premiums payable	716,825	(2,326,524)
Experience rating adjustments payable	496,253	(168,316)
Retrospective premium adjustments payable	164,032	(3,349,524)
Funds held under reinsurance treaties	110,931	(4,171)
Funds held for account of others	(183,587)	244,207
Contract funds on deposit	377,808	293,172
Deferred ceded commissions	48,823	185,778
Taxes, licenses and fees payable	(267,649)	(494,272)
SEC investigation expense payable	(137,003)	(926,223)
Commissions payable	654,194	(49,895)
Other liabilities, net	997,509	(679,079)

Net cash provided by (used in) operating activities	1,911,561	(3,695,540)

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	705,000	1,255,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	3,398,999	10,419,164
Proceeds from available for sale equity securities sold	8,039,989	6,578,289
Cost of held to maturity fixed maturities purchased	(741,888)	(1,293,250)
Cost of available for sale fixed maturities purchased	(8,673,749)	(1,517,492)
Cost of available for sale equity securities purchased	(7,857,397)	(9,582,772)
Net change in short-term investments	2,435,445	(4,275,659)
Net change in restricted short-term investments	183,587	(244,207)
Purchase of land, property and leasehold improvements	(185,198)	(105,681)

Net cash (used in) provided by investing activities	(2,695,212)	1,233,392

Cash flows from financing activities:
Proceeds from bank line of credit	—	2,500,000
Payments on bank line of credit	(2,500,000)	—

Net cash (used in) provided by financing activities	(2,500,000)	2,500,000

Net (decrease) increase in cash	(3,283,651)	37,852
Cash at beginning of period	5,499,847	4,151,088

Cash at end of period	$2,216,196	$4,188,940

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$468,072	$642,644

Federal income taxes	$700,000	$214,000

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
We prepared the condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008, the condensed consolidated statements of shareholders’ equity for the six months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of June 30, 2009 and for all periods presented have been made.
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the periods ended June 30, 2009 are not necessarily indicative of the results of operations for the full 2009 fiscal year.
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
Certain prior year amounts have been reclassified in order to conform to the 2009 presentation. One of the reclassifications includes a new grouping of expenses in the accompanying condensed consolidated statements of income. For certain of our expense line items in the statements of income, we had previously presented the following: “commission expense,” “other insurance operating expenses” and “general & administrative expenses.” Beginning in the third quarter of 2008, we eliminated the above expense line items and replaced them with the following: “policy acquisition costs” and “other operating expenses.” Policy acquisition costs include commission expense, premium taxes and administrative fees for our UC product line. Previously, premium taxes and administrative fees were included within other insurance operating expenses and commission expense was its own line item. Other operating expenses now include the previously reported other insurance operating expenses (with the exception of premium taxes and administrative fees, which are now included in policy acquisition costs) and general & administrative expenses. The reason for the change in expense classification was to be more consistent with how other property and casualty insurance companies present their expenses as well as to separately group those expenses that are variable with our premium production (i.e., policy acquisition costs).
2.	Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company’s condensed consolidated financial statements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. This FSP will be effective for interim and annual reporting periods ending after December 15, 2009, and will be applied prospectively. The Company does not anticipate that this FSP will have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations,” which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. The Company adopted this FSP effective January 1, 2009. The adoption of this FSP did not have an impact on the Company’s condensed consolidated financial statements, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.
In April 2009, the FASB also issued the following three Staff Positions which were adopted by the Company on April 1, 2009 without a material impact on the Company’s condensed consolidated financial statements:
•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP supersedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted.

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for available for sale and held to maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the consolidated statements of income, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. The FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period.

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP extends the disclosure requirements under FAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements and it amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
condensed consolidated financial statements because the Company does not provide financial guarantee insurance contracts.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective April 1, 2009. The Company uses the date of the filing of its Form 10-Q with the Securities and Exchange Commission as the date through which subsequent events have been evaluated which is the same date as the date these financial statements were issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 sets forth the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification was launched on July 1, 2009 and is the official source of authoritative, nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related literature. After the Codification was launched on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not anticipate that the Codification will have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued two other new FASB statements: (1) SFAS No. 166, “Accounting for Transfers of Financial Assets,” and (2) SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These FASB statements establish new criteria governing whether transfers of financial assets are accounted for as sales and are expected to result in more variable interest entities being consolidated. These FASB statements are effective for annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of adopting these FASB statements; however, the Company does not anticipate that these FASB statements will have a material impact on the Company’s consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
3.	Investments
The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,335,593	$16,941	$1,243	$2,351,291
Obligations of U.S. states, municipals and political subdivisions	2,878,636	113,826	—	2,992,462

Total held to maturity	5,214,229	130,767	1,243	5,343,753

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	70,316,537	739,412	4,933,045	66,122,904
Corporate and other taxable debt securities	1,128,340	587,503	20,000	1,695,843
Redeemable preferred stock	290,440	112,109	3,870	398,679

Total fixed maturities	71,735,317	1,439,024	4,956,915	68,217,426
Equity securities:
Banks, trusts and insurance companies	1,218,151	863,798	8,100	2,073,849
Industrial and miscellaneous	366,428	67,475	10,572	423,331
Mutual funds	3,466,866	562,983	85,149	3,944,700

Total equities	5,051,445	1,494,256	103,821	6,441,880

Total available for sale	76,786,762	2,933,280	5,060,736	74,659,306

Total	$82,000,991	$3,064,047	$5,061,979	$80,003,059

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,306,533	$43,350	$—	$2,349,883
Obligations of U.S. states, municipals and political subdivisions	2,891,535	99,232	9,979	2,980,788

Total held to maturity	5,198,068	142,582	9,979	5,330,671

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	64,840,650	275,143	7,597,616	57,518,177
Corporate and other taxable debt securities	1,800,360	—	161,717	1,638,643
Redeemable preferred stock	381,550	136,700	—	518,250

Total fixed maturities	67,022,560	411,843	7,759,333	59,675,070
Equity securities:
Banks, trusts and insurance companies	2,137,422	580,828	205,919	2,512,331
Industrial and miscellaneous	369,277	44,309	26,440	387,146
Mutual funds	4,788,654	—	1,146,267	3,642,387

Total equities	7,295,353	625,137	1,378,626	6,541,864

Total available for sale	74,317,913	1,036,980	9,137,959	66,216,934

Total	$79,515,981	$1,179,562	$9,147,938	$71,547,605

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$1,795,068	$1,815,692	$660,000	$664,270
Due after one year but less than five years	2,257,756	2,317,647	2,051,757	2,647,386
Due after five years but less than ten years	523,572	537,844	8,750,019	8,651,801
Due after ten years	637,833	672,570	60,273,541	56,253,969

Total	$5,214,229	$5,343,753	$71,735,317	$68,217,426

Net investment income for the three and six months ended June 30, 2009 and 2008 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Fixed maturities	$865,274	$770,641	$1,729,117	$1,626,690
Equity securities	116,844	170,284	208,649	289,690
Short-term investments	29,101	5,270	76,795	11,836
Other	6,073	8,055	12,771	18,237
Expenses	(61,235)	(63,916)	(112,186)	(137,873)

Net investment income	$956,057	$890,334	$1,915,146	$1,808,580

The proceeds from sales of available for sale securities were $9,371,934 and $13,863,032 for the six months ended June 30, 2009 and 2008, respectively, which includes $7,551,340 and $4,672,864, respectively, from sales of our money market mutual fund which we buy and sell regularly as part of our liquidity management.
Pre-tax net realized gains (losses) on investments and changes in unrealized gains (losses) on available for sale investments were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross realized gains:
Fixed maturities	$34,867	$36,828	$165,348	$61,581
Equity securities	96,271	542,902	115,639	543,056

Total gains	131,138	579,730	280,987	604,637

Gross realized losses
Fixed maturities	(2,986)	(101,948)	(3,749)	(172,279)
Equity securities	(10,792)	(9,855)	(13,072)	(55,198)

Total losses	(13,778)	(111,803)	(16,821)	(227,477)

Net realized gains on investments	$117,360	$467,927	$264,166	$377,160

Other-than-temporary impairments	$(197,979)	$(192,575)	$(2,767,189)	$(1,233,721)

Changes in net unrealized gains (losses) on available for sale investments:
Fixed maturities	$2,369,312	$735,874	$3,829,599	$(816,433)
Equity securities	1,575,239	(1,106,956)	2,143,924	(1,265,993)

Net change in net unrealized gains (losses)	$3,944,551	$(371,082)	$5,973,523	$(2,082,426)

We continually monitor the difference between the book value and the estimated fair value of our investments, which involves judgment as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline in any

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
investment is “other-than-temporarily impaired,” we record the decline as a realized loss through the income statement. If our judgment changes in the future, we may ultimately record a realized loss for a security after having originally concluded that the decline in value was temporary. We begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. Our assessment as to whether a security is other-than-temporarily impaired depends on, among other things: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer specific; (3) our current judgment as to the financial condition and future prospects of the entity that issued the investment security; and (4) our intent to sell the security or the likelihood that we will be required to sell the security before its anticipated recovery.
The following table summarizes the fair value to book value ratio for all securities in an unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	loss	ratio	book value
Fixed maturities:
90% to 99%	$29,476,925	$28,290,158	$1,186,767	96.0%	60.1%
80% to 89%	12,150,064	10,363,451	1,786,613	85.3	24.8
70% to 79%	4,860,616	3,737,425	1,123,191	76.9	9.9
60% to 69%	2,553,985	1,692,398	861,587	66.3	5.2

Total fixed maturities	49,041,590	44,083,432	4,958,158	89.9	100.0

Equities:
90% to 99%	268,162	265,300	2,862	98.9	26.0
80% to 89%	765,062	664,103	100,959	86.8	74.0

Total equities	1,033,224	929,403	103,821	90.0	100.0

Total	$50,074,814	$45,012,835	$5,061,979	89.9%	100.0%

	December 31, 2008
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	loss	ratio	book value
Fixed maturities:
90% to 99%	$22,410,310	$21,412,638	$997,672	95.5%	40.5%
80% to 89%	16,775,908	14,348,190	2,427,718	85.5	30.3
70% to 79%	11,703,885	8,920,951	2,782,934	76.2	21.1
60% to 69%	4,294,231	2,822,767	1,471,464	65.7	7.7
50% to 59%	204,298	114,774	89,524	56.2	0.4

Total fixed maturities	55,388,632	47,619,320	7,769,312	86.0	100.0

Equities:
90% to 99%	—	—	—	—	—
80% to 89%	232,550	191,400	41,150	82.3	4.3
70% to 79%	4,787,788	3,570,322	1,217,466	74.6	88.6
60% to 69%	383,915	263,905	120,010	68.7	7.1

Total equities	5,404,253	4,025,627	1,378,626	74.5	100.0

Total	$60,792,885	$51,644,947	$9,147,938	85.0%	100.0%

We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s Industry Services (“Moody’s”) and Standard & Poor’s (“S&P”). The following table shows the composition of fixed maturity securities in an unrealized loss position at June 30, 2009 and December 31, 2008 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

June 30, 2009
						Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	loss	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$34,006,458	$31,485,590	$2,520,868	92.6%	69.3%
2FE	BBB	Baa	14,619,487	12,219,586	2,399,901	83.6	29.8
3FE	BB	Ba	415,645	378,256	37,389	91.0	0.9
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$49,041,590	$44,083,432	$4,958,158	89.9%	100.0%

December 31, 2008
						Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	loss	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$39,482,827	$34,523,147	$4,959,680	87.4%	71.3%
2FE	BBB	Baa	15,488,507	12,720,581	2,767,926	82.1	28.0
3FE	BB	Ba	417,298	375,592	41,706	90.0	0.7
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$55,388,632	$47,619,320	$7,769,312	86.0%	100.0%

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at June 30, 2009 and December 31, 2008, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At June 30, 2009	value	loss	value	loss	value	loss
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$606,375	$1,243	$—	$—	$606,375	$1,243
Obligations of U.S. states, municipals and political subdivisions	14,102,018	774,238	29,228,909	$4,178,807	43,330,927	4,953,045
Redeemable preferred stocks	146,130	3,870	—	—	146,130	3,870

Total fixed maturities	14,854,523	779,351	29,228,909	4,178,807	44,083,432	4,958,158

Equity securities:
Banks, trusts and insurance companies	141,900	8,100	—	—	141,900	8,100
Industrial and miscellaneous	235,720	10,572	—	—	235,720	10,572
Closed-end mutual funds	—	—	551,783	85,149	551,783	85,149

Total equities	377,620	18,672	551,783	85,149	929,403	103,821

Total	$15,232,143	$798,023	$29,780,692	$4,263,956	$45,012,835	$5,061,979

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2008	value	loss	value	loss	value	loss
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	$25,655,047	$2,532,779	$20,575,630	$5,074,816	$46,230,677	$7,607,595
Corporate and other taxable debt securities	1,294,380	155,980	94,263	5,737	1,388,643	161,717

Total fixed maturities	26,949,427	2,688,759	20,669,893	5,080,553	47,619,320	7,769,312

Equity securities:
Banks, trusts and insurance companies	647,299	205,919	—	—	647,299	205,919
Industrial and miscellaneous	81,662	26,440	—	—	81,662	26,440
Closed-end mutual funds	970,705	279,813	2,325,961	866,454	3,296,666	1,146,267

Total equities	1,699,666	512,172	2,325,961	866,454	4,025,627	1,378,626

Total	$28,649,093	$3,200,931	$22,995,854	$5,947,007	$51,644,947	$9,147,938

As of June 30, 2009, we had approximately 130 fixed maturity securities and 2 equity securities that have been in an unrealized loss position for 12 months or longer. All 130 fixed maturity securities are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). All 130 of the fixed maturity securities are current on interest and principal and we believe that it is reasonably likely that all contract terms of each security will be satisfied. The 2 equity securities relate to investments in closed-end mutual funds. Each of these investments continues to pay its regularly scheduled monthly dividend and we believe there have been no material changes in credit quality for any of these funds over the past twelve months. The decrease in unrealized loss position for investments as of June 30, 2009 when compared to December 31, 2008 was primarily due to our fixed maturity portfolio as a result of the changes in the interest rate environment and/or current capital market conditions. We do not have the intent to sell these fixed maturity securities and we do not believe it is more likely than not that we will be required to sell these fixed maturity securities before their anticipated recovery.
Other-than-temporary impairments on investments during the six months ended June 30, 2009 and 2008 were $2,767,189 and $1,233,721, respectively. The impairment charges during the first six months of 2009 were primarily due to the following: (1) $1,273,792 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by current market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; and (4) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the current market conditions.
4.	Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.65% and 6.68% at June 30, 2009 and 2008, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.65% and 6.85% at June 30, 2009 and 2008, respectively), are redeemable at par and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended June 30, 2009 and 2008 was

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
$203,034 and $268,032, respectively, and $425,796 and $606,522 for the six months ended June 30, 2009 and 2008, respectively. The terms of the junior subordinated debentures contain various covenants. As of June 30, 2009, the Company was in compliance with all such covenants.
GAAP requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. BIC Trust I and BIC Trust II are not considered to be VIEs and are not included in the Company’s condensed consolidated financial statements. If they were included in the condensed consolidated financial statements, there would be no change to net income, only changes in the presentation of the financial statements.
5.	Income Taxes
Our provision for federal income taxes for the six months ended June 30, 2009 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we must adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other operating expenses” category within our condensed consolidated statements of income.
6.	Equity-Based Compensation
We maintain two equity compensation plans for the benefit of certain of our officers, directors, employees, consultants and advisors. GAAP requires all equity-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in net income based on the grant date fair value of the award. We are required to record equity-based compensation expense for all awards granted after January 1, 2006 and the nonvested portion of previously granted awards outstanding as January 1, 2006.
We have stock options and restricted stock outstanding at December 31, 2008 under two equity compensation plans (collectively, the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.
The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee, which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 143,500 common shares were outstanding at June 30, 2009, expire at various dates from 2009 to 2013 and range in option price per share from $4.063 to $6.00. Of the options for 143,500 common shares outstanding, 14,000 have been granted to our non-employee directors and 129,500 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.
The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee, which determines to whom and when awards will be granted as well as the terms and

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
conditions of the awards. Under the 2002 Plan, stock options for 583,000 common shares were outstanding at June 30, 2009, expire at various dates from 2012 to 2018 and range in option price per share from $4.50 to $8.00. Under the 2002 Plan, 103,534 restricted common shares were also outstanding at June 30, 2009. Of the total equity-based awards for 686,534 common shares outstanding under the 2002 Plan, 34,000 have been granted to our non-employee directors and 652,534 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of June 30, 2009, there were 225,647 common shares available for future grant under the 2002 Plan.
The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. No restricted common shares were granted during the three and six months ended June 30, 2009. There were 18,909 restricted common shares that vested during the three and six months ended June 30, 2009.
The following table summarizes restricted stock award activity under our 2002 Plan from January 1, 2009 through June 30, 2009:

		Weighted-average
		grant date fair value
	Shares	per common share
Outstanding at January 1, 2009	122,443	$5.26
Granted	—	—
Vested	18,909	6.40
Cancelled	—	—

Outstanding at June 30, 2009	103,534	5.05

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
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of the common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. No options were granted during the three and six months ended June 30, 2009.
The following table summarizes all stock option activity under the Plans from January 1, 2009 through June 30, 2009:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value
Outstanding at January 1, 2009	728,500	$5.67
Granted	—	—
Exercised	—	—
Expired	2,000	5.25
Cancelled	—	—

Outstanding at June 30, 2009	726,500	5.67	4.77	$—

Vested and exercisable at June 30, 2009	602,700	5.59	4.34	$—

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on June 30, 2009 ($3.60), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date. Because no options were in-the-money at June 30, 2009 (i.e., the exercise price of such options exceeded the closing price of our common shares), the aggregate intrinsic value was zero. No stock options were exercised during the three and six months ended June 30, 2009.
The following table summarizes nonvested stock option activity under the Plans from January 1, 2009 through June 30, 2009:

		Weighted-average
		grant date fair value
	Shares	per common share
Nonvested at January 1, 2009	169,800	$2.50
Granted	—	—
Vested	46,000	2.49
Expired	—	—
Cancelled	—	—

Nonvested at March 31, 2009	123,800	2.50

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense for the three months ended June 30, 2009 and 2008 of $114,213 and $85,785 ($75,380 and $56,618 net of tax), respectively, and $227,857 and $177,677 ($150,385 and $117,267 net of tax) for the six months ended June 30, 2009 and 2008, respectively. The equity-based compensation expense is classified within other operating expenses in the accompanying statements of income to correspond with the same line item as cash compensation paid to employees.
As of June 30, 2009, the total pre-tax equity-based compensation expense related to nonvested stock options and nonvested restricted stock not yet recognized was $629,267. The weighted-average period over which this expense is expected to be recognized is approximately 1.7 years.
The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
	at 6/30/09	contractual life (years)	price	at 6/30/09	price
Range of Exercise Prices
4.063 – 4.82	162,000	3.19	$4.50	150,000	$4.48
5.00 – 5.375	187,500	2.86	5.23	187,500	5.23
6.00 – 6.40	248,000	6.90	6.02	160,000	6.03
7.04 – 8.00	129,000	5.43	7.11	105,200	7.13

Total ($4.063 – $8.00)	726,500	4.77	5.67	602,700	5.59

7.	Other Comprehensive Income
The components of other comprehensive income (loss) and the related federal income tax effects for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30, 2009
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$3,863,932	$1,313,737	$2,550,195
Less: reclassification adjustments for losses realized in net income	(80,619)	(27,410)	(53,209)

Net unrealized holding gains	3,944,551	1,341,147	2,603,404

Other comprehensive income	$3,944,551	$1,341,147	$2,603,404

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended June 30, 2008
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(95,730)	$(32,548)	$(63,182)
Less: reclassification adjustments for gains realized in net income	275,352	93,620	181,732

Net unrealized holding losses	(371,082)	(126,168)	(244,914)

Other comprehensive loss	$(371,082)	$(126,168)	$(244,914)

	Six Months Ended June 30, 2009
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$3,470,500	$1,179,972	$2,290,528
Less: reclassification adjustments for losses realized in net income	(2,503,023)	(851,028)	(1,651,995)

Net unrealized holding gains	5,973,523	2,031,000	3,942,523

Other comprehensive income	$5,973,523	$2,031,000	$3,942,523

	Six Months Ended June 30, 2008
	Before-tax	Income tax	Net-of-tax
	amount	benefit	amount
Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(2,938,987)	$(999,256)	$(1,939,731)
Less: reclassification adjustments for losses realized in net income	(856,561)	(291,231)	(565,330)

Net unrealized holding losses	(2,082,426)	(708,025)	(1,374,401)

Other comprehensive loss	$(2,082,426)	$(708,025)	$(1,374,401)

8.	Reinsurance

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

Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a creditor placed insurance customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled.

Under our waste industry products (“WIP”) program, we assume, write on a direct basis, and cede certain waste surety bond business under three quota share reinsurance arrangements. First, effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million from two insurance carriers. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

carriers. This reinsurance arrangement is rewritten annually and was renewed with similar terms on August 1, 2008. For the August 1, 2009 renewal, our participation was changed to 12.5%. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. During 2006, we also began writing directly, assuming and ceding certain contract and escrow surety bond business under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general insurance agent that produces the waste surety bond business.

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

Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with an equipment physical damage customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary.

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

A reconciliation of direct to net premiums, on both a written and earned basis, for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009		2008		2009		2008
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$18,372,535	$16,493,396	$18,537,119	$17,160,634	$34,953,295	$30,679,578	$34,627,062	$32,546,374
Assumed	825,612	1,125,335	1,344,159	1,242,484	2,163,764	2,360,004	2,741,440	2,459,586
Ceded	(9,572,710)	(6,075,439)	(8,775,439)	(5,304,134)	(14,626,936)	(11,646,755)	(15,584,984)	(10,075,240)

Net	$9,625,437	$11,543,292	$11,105,839	$13,098,984	$22,490,123	$21,392,827	$21,783,518	$24,930,720

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months ended June 30, 2009 and 2008 were $3,386,467 and $3,040,292, respectively, and $6,094,439 and $4,924,590 during the six months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009 and 2008, ceded reinsurance decreased commission expense incurred by $804,622 and $854,801, respectively, and by $1,790,848 and $1,746,365 during the six months ended June 30, 2009 and 2008, respectively.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

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

For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through June 30, 2009, except as noted below.

During the second quarter of 2008, we received an invoice from Harco for approximately $0.2 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it would provide us this information, as of June 30, 2009, we have not received such information. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on certain recovery information provided by Harco during the fourth quarter of 2008, we estimate that our proportionate share of Harco’s recoveries that we believe we are entitled to receive under the Final Order is approximately $0.2 million. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.

As of June 30, 2009, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (with a $0.2 million offset for recoveries as noted above).

It should also be noted that Harco has reported to us that (1) the most recent invoice Harco has received from the Department of Homeland Security (“DHS”) for breached immigration bonds was as of March 2, 2009 and (2) as of June 30, 2009, Harco’s immigration bond reserve was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.6 million (based on the difference between our proportionate share of Harco’s reserve as of June 30, 2009 and the March 2, 2009 DHS invoice).

Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and we were one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against us and its other reinsurers. In November 2005, we responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by us and other appropriate relief. Highlands is seeking to recover certain of its losses from us under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including us, and other relief. On June 5, 2008, we responded to the petition. As of June 30, 2009, the court has not ruled on the petition.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of June 30, 2009, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both June 30, 2009 and December 31, 2008, our total loss and LAE reserves for Highlands were approximately $4.8 million.

We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. We are reserving to our best estimate of the ultimate liability on the program at June 30, 2009 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.

Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at June 30, 2009. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.

Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at June 30, 2009 and December 31, 2008 (dollars in millions):

	June 30,	December 31,
	2009	2008
Bail Bonds:
Case reserves	$0.4	$0.4
Incurred but not reported (“IBNR”) reserves	4.2	4.2

Total bail bond reserves	4.6	4.6

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.8	1.8

Total immigration bond reserves	2.0	2.0

Total loss and LAE reserves	$6.6	$6.6

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

On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate (the “settlement payment”) during the fourth quarter of 2008. In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). We believe the collateral retained by us attributable to such Provider is sufficient to pay for the $1.2 million in estimated liability for the scheduled claims as of June 30, 2009. As a result of the settlement and release agreement, the $1.2 million liability associated with the Provider that is in bankruptcy is reported as “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet.

As of June 30, 2009, the Provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of June 30, 2009, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. We have estimated the claim obligations for service contracts issued by this Provider to be approximately $2.0 million as of June 30, 2009. As the collateral held by us is greater than the estimated claim obligations, the full $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”

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

In addition, we are involved in other legal proceedings arising in the ordinary course of business which are routine in nature and incidental to our business. We currently believe that none of these matters, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, because litigation is subject to inherent uncertainties and the outcome of such matters cannot be predicted with reasonable certainty, there can be no assurance that any one or more of these matters will not have a material adverse effect on our financial condition, results of operations and/or liquidity.

We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of June 30, 2009, the principal balance of the mortgage was $490,511 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
10. Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$1,445,461	$1,416,848	$473,940	$831,950

Income available to common shareholders, assuming dilution	1,445,461	1,416,848	473,940	831,950

Weighted average common shares outstanding	5,082,574	4,997,950	5,082,574	4,997,950
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	—	16,432	—	14,337

Diluted common shares	5,082,574	5,014,382	5,082,574	5,012,287

Net income per common share:
Basic	$0.28	$0.28	$0.09	$0.17
Diluted	$0.28	$0.28	$0.09	$0.17
11. Segment Information

We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following table provides financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended
	June 30, 2009
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$11,566,304	$—	$11,566,304
Intersegment revenues	—	441,198	441,198
Interest revenue	964,052	94	964,146
Interest expense	—	—	—
Depreciation and amortization	53,820	—	53,820
Segment profit	1,490,346	440,518	1,930,864
Federal income tax expense	270,384	149,776	420,160

	Three Months Ended
	June 30, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$13,443,627	$—	$13,443,627
Intersegment revenues	—	346,262	346,262
Interest revenue	884,779	314	885,093
Interest expense	—	—	—
Depreciation and amortization	37,769	—	37,769
Segment profit	2,168,234	346,460	2,514,694
Federal income tax expense	504,238	117,797	622,035

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Six Months Ended
	June 30, 2009
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$19,157,177	$—	$19,157,177
Intersegment revenues	—	876,024	876,024
Interest revenue	1,921,738	174	1,921,912
Interest expense	—	—	—
Depreciation and amortization	105,998	—	105,998
Segment profit	542,915	874,453	1,417,368
Federal income tax (benefit) expense	(256,309)	297,314	41,005
Segment assets	154,564,126	321,424	154,885,550

	Six Months Ended
	June 30, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$24,242,922	$—	$24,242,922
Intersegment revenues	—	917,661	917,661
Interest revenue	1,851,558	644	1,852,202
Interest expense	12	—	12
Depreciation and amortization	75,538	—	75,538
Segment profit	2,926,821	918,052	3,844,873
Federal income tax expense	547,799	312,138	859,937
Segment assets	150,542,738	324,638	150,867,376
The following table provides a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Total revenues for reportable segments	$12,971,648	$14,674,982	$21,955,113	$27,012,785
Parent company gain	8,261	17,032	17,178	30,049
Elimination of intersegment revenues	(441,198)	(346,262)	(876,024)	(917,661)

Total consolidated revenues	$12,538,711	$14,345,752	$21,096,267	$26,125,173

Profit
Total profit for reportable segments	$1,930,864	$2,514,694	$1,417,368	$3,844,873
Parent company SEC investigation expenses	(71,384)	(609,584)	(129,532)	(2,060,456)
Parent company other expenses, net of intersegment eliminations	(336,266)	(389,069)	(782,084)	(905,104)

Total consolidated income before income taxes	$1,523,214	$1,516,041	$505,752	$879,313

Assets
Total assets for reportable segments			$154,885,550	$150,867,376
Parent company assets			3,922,787	4,875,766
Elimination of intersegment receivables, net			(310,783)	(152,173)

Total consolidated assets			$158,497,554	$155,590,969

12.	Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established under GAAP. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs used in the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority is given to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Fair Value Hierarchy
The following table presents the level within the fair value hierarchy at which the Company’s financial assets were measured at fair value on a recurring basis as of June 30, 2009:

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$68,217,426	$398,679	$67,818,747	$—
Equity securities	6,441,880	6,441,880	—	—

Total	$74,659,306	$6,840,559	$67,818,747	$—

As of June 30, 2009, the Company had no financial liabilities that were measured at fair value and no financial assets that were measured at fair value on a non-recurring basis. The Company also did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring basis.

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

The Company validates the prices received from the pricing service by examining their reasonableness. The Company’s review process includes comparing the pricing service’s estimated fair values to the estimated fair values established by our investment custodian (for both equity and fixed maturity securities) and our outside fixed income investment manager (for fixed maturity securities). Our investment custodian utilizes the same pricing service as us, and our outside fixed income investment manager utilizes another nationally recognized pricing service for the municipal bond portfolio and utilizes the same pricing service as us for taxable bonds and closed-end mutual funds. Based on this review, any material differences are investigated and, if we deem prices provided by our pricing service to be materially unreasonable, we would use the estimated fair value established by our investment custodian and/or outside fixed income investment manager, depending on which prices seemed more reasonable. As of June 30, 2009, the Company did not adjust any prices received from its pricing service.

In order to determine the proper disclosure classification for each financial asset, the Company obtains from its pricing service the pricing procedures and inputs used to price securities in our portfolio. For our fixed maturity portfolio, the Company also has its outside fixed income investment manager review its portfolio to ensure the disclosure classification is consistent with the information obtained from the pricing service.

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

Available for Sale Fixed Maturity Securities. The fair values of our redeemable preferred stocks were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. A number of the Company’s investment grade bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2009. However, these securities were classified as Level 2 because the pricing service also utilizes valuation models, which use observable market inputs, in addition to traded prices. Substantially all of these input assumptions are observable in the marketplace or can be derived or

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
supported by observable market data. The Level 2 category generally includes municipal and corporate bonds.
Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at June 30, 2009 and December 31, 2008:

	June 30,		December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	fair value	amount	fair value
Assets:
Held to maturity fixed maturities	$5,214,229	$5,343,753	$5,198,068	$5,330,671
Available for sale fixed maturities	68,217,426	68,217,426	59,675,070	59,675,070
Available for sale equity securities	6,441,880	6,441,880	6,541,864	6,541,864
Short-term investments	3,503,809	3,503,809	5,939,254	5,939,254
Restricted short-term investments	3,703,048	3,703,048	3,886,635	3,886,635
Cash	2,216,196	2,216,196	5,499,847	5,499,847
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
Bank line of credit	—	—	2,500,000	2,500,000
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

As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. The inquiry generally concerned the chronology, events and announcements relating to Ernst & Young LLP (“E&Y”), the Company’s former independent registered public accounting firm, withdrawing its audit reports for the years 2001 through 2003 for the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provides the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC. The Company continues to cooperate fully with the SEC and is currently engaged in discussions with the staff in an effort to settle this matter with respect to the Company. There is no set timetable for the Company to complete its current discussions with the staff. Any agreement reached with the staff as to the staff’s recommendation requires the approval of the SEC, and there can be no assurance that the SEC will approve the staff’s recommendations regarding a potential settlement with the Company.

The Company has been informed that the Chief Executive Officer is also currently engaged in separate discussions with the staff in an effort to settle this matter with respect to him. There is no set timetable for the completion of such discussions with the staff. Any agreement reached by this officer with the staff as to the staff’s recommendation requires the approval of the SEC, and there can be no assurance that the SEC will approve the staff’s recommendations regarding a potential settlement with such officer.

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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

The Company accounts for the undertaking agreements as guarantee liabilities. In order to estimate the fair value of future obligations under these undertaking agreements, the Company periodically obtains estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. Based on these estimates, the Company recorded a guarantee liability of $240,000 and $370,000 as of June 30, 2009 and December 31, 2008, respectively, which is included within other liabilities in the accompanying consolidated balance sheets. The guarantee liability at June 30, 2009 as compared to December 31, 2008 reflects (1) a decrease of $160,696 as a result of actual legal fees and expenses incurred for services rendered through June 30, 2009 related to the undertaking agreements and (2) an increase of $30,696 as a result of a net increase in the estimated future legal costs related to the undertaking agreements. Due to the inherent uncertainties of the SEC investigation, (1) the Company cannot estimate with reasonable certainty any future obligations related to the undertaking agreements beyond the estimated costs to respond to the Notice and (2) actual future payments related to the undertaking agreements could be materially different from the $240,000 estimated fair value of such future payments as recorded at June 30, 2009.

14.	Bank Line of Credit

Bancinsurance Corporation has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010, having a $0 and $2,500,000 outstanding balance at June 30, 2009 and December 31, 2008, respectively. The terms of the revolving credit agreement contain various restrictive covenants. As of June 30, 2009, Bancinsurance Corporation was in compliance with all such covenants. The bank line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% and 4.25% at June 30, 2009 and 2008, respectively). Interest expense related to the bank line of credit for the three months ended June 30, 2009 and 2008 was $15,798 and $27,291, respectively, and $31,423 and $27,291 for the six months ended June 30, 2009 and 2008, respectively. The bank that provides the line of credit is also a policyholder of the Company; however the bank has no active policies with the Company.

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
Our lender service product line offers four types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our ULI product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold to automobile dealers, lenders and lessors and provides coverage on either an individual or portfolio basis. Fourth, equipment physical damage insurance (“EPD”) is an all risk policy written to cover agricultural, construction and commercial equipment vehicles. EPD was introduced in 2007 and offers insurance protection for financed equipment purchases. This policy protects both lenders and consumers against the risk of physical damage or theft of their financed equipment and is available for the term of the loan or an annual basis.
Our unemployment compensation (“UC”) products are utilized by entities that are qualified to elect not to pay unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations.
Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume and cede certain waste surety bond business under three quota share reinsurance arrangements. First, effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million from two insurance carriers. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is rewritten annually and was renewed with similar terms on August 1, 2008. For the August 1, 2009 renewal, our participation was changed to 12.5%. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company.
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
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through June 30, 2009, except as noted below.
During the second quarter of 2008, we received an invoice from Harco for approximately $0.2 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it would provide us this information, as of June 30, 2009, we have not received such information. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on certain recovery information provided by Harco during the fourth quarter of 2008, we estimate that our proportionate share of Harco’s recoveries that we believe we are entitled to receive under the Final Order is approximately $0.2 million. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.
As of June 30, 2009, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (with a $0.2 million offset for recoveries as noted above).
It should also be noted that Harco has reported to us that (1) the most recent invoice Harco has received from the Department of Homeland Security (“DHS”) for breached immigration bonds was as of March 2, 2009 and (2) as of June 30, 2009, Harco’s immigration bond reserve was less than the amount of the DHS invoice. As noted above, we are reserving for future Harco losses based on our proportionate share of Harco’s estimate of its future losses under the program. If Harco is required to pay the full amount of the DHS invoice, it could result in additional losses to us of approximately $0.6 million (based on the difference between our proportionate share of Harco’s reserve as of June 30, 2009 and the March 2, 2009 DHS invoice).
Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and we were one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against us and its other reinsurers. In November 2005, we responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by us and other appropriate relief. Highlands is seeking to recover certain of its losses from us under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including us, and other relief. On June 5, 2008, we responded to the petition. As of June 30, 2009, the court has not ruled on the petition.
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of June 30, 2009, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both June 30, 2009 and December 31, 2008, our total loss and LAE reserves for Highlands were approximately $4.8 million.
We believe there is potential for us to mitigate our ultimate liability to Highlands through the arbitration proceeding with Highlands. We are reserving to our best estimate of the ultimate liability on the program at June 30, 2009 without any adjustment for a positive arbitration outcome or a potential settlement amount with Highlands. If we obtain information to determine an estimate of a final arbitration value or estimate a settlement value, we will record changes in our reserves, if any, in the period that an estimate is made. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at June 30, 2009. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and loss adjustment expense (“LAE”) reserves for the discontinued bond program at June 30, 2009 and December 31, 2008 (dollars in millions):

	June 30,	December 31,
	2009	2008
Bail Bonds:
Case reserves	$0.4	$0.4
Incurred but not reported (“IBNR”) reserves	4.2	4.2

Total bail bond reserves	4.6	4.6

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.8	1.8

Total immigration bond reserves	2.0	2.0

Total loss and LAE reserves	$6.6	$6.6

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
On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate (the “settlement payment”) during the fourth quarter of 2008. In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). We

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
believe the collateral retained by us attributable to such Provider is sufficient to pay for the $1.2 million in estimated liability for the scheduled claims as of June 30, 2009. As a result of the settlement and release agreement, the $1.2 million liability associated with the Provider that is in bankruptcy is reported as “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet.
As of June 30, 2009, the Provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of June 30, 2009, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. We have estimated the claim obligations for service contracts issued by this Provider to be approximately $2.0 million as of June 30, 2009. As the collateral held by us is greater than the estimated claim obligations, the full $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”
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
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company has agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the ongoing SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. Under the Company’s Regulations and Ohio law, the Company may also be required to indemnify each officer in connection with the SEC investigation. The undertaking agreements are accounted for as guarantee liabilities as more fully described in Note 13 to the Condensed Consolidated Financial Statements.
For the three months ended June 30, 2009 and 2008, the Company incurred expenses of $0.1 million and $0.6 million, respectively, related to the SEC investigation. For the second quarter of 2009, the $0.1 million of expenses consisted of (1) approximately $0.1 million of Company expenses and (2) no material change in the Company’s guarantee liability associated with the undertaking agreements based on the Company’s receipt of updated estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. For the second quarter of 2008, the $0.6 million of expenses consisted of (1) $0.7 million of Company expenses and (2) a reduction in expenses of $0.1 million related to the Company’s guarantee liability associated with the undertaking agreements. For the six months ended June 30, 2009 and 2008, the Company incurred expenses of $0.1 million and $2.1 million, respectively, related to the SEC investigation. For the first six months of 2009, the $0.1 million of expenses consisted of (1) $0.1 million of Company expenses and (2) no material change in the Company’s guarantee liability associated with the undertaking

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
agreements. For the first six months of 2008, the $2.1 million of expenses consisted of (1) $1.6 million of Company expenses and (2) a reduction in expenses of $0.5 million related to the Company’s guarantee liability associated with the undertaking agreements.
The Company has not recorded any accrual for loss contingencies for the SEC investigation as of June 30, 2009, other than the guarantee liability of $0.2 million related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements. Due to the inherent uncertainties of the SEC investigation, the ultimate outcome of the SEC investigation could have a material adverse effect on the Company’s business, financial condition, or results of operations and the SEC investigation could divert the efforts and attention of management from the Company’s ordinary business operations.
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
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Six Months Ended June 30,
	2008-2009
	Three Months Ended		Six Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$(1,555,692)	(11.9)%	$(3,537,893)	(14.2)%
Net investment income	65,723	7.4%	106,566	5.9%
Net realized gains on investments	(350,567)	(74.9)%	(112,994)	(30.0)%
Other-than-temporary impairments on investments	(5,404)	2.8%	(1,533,468)	124.3%
Management fees	43,713	60.2%	55,340	24.7%
Total revenues	(1,807,041)	(12.6)%	(5,028,906)	(19.2)%
Losses and LAE	(1,083,567)	(15.1)%	(2,321,423)	(18.0)%
Policy acquisition costs	(133,650)	(4.7)%	(335,628)	(5.8)%
Other operating expenses	17,538	0.9%	109,235	2.8%
SEC investigation expenses	(538,200)	(88.3)%	(1,930,924)	(93.7)%
Interest expense	(76,335)	(25.9)%	(176,605)	(27.9)%
Income before federal income taxes	7,173	0.5%	(373,561)	(42.5)%
Net income	28,613	2.0%	(358,010)	(43.0)%
Net income for the second quarter 2009 was $1,445,461, or $0.28 per diluted share, compared to $1,416,848, or $0.28 per diluted share, a year ago. The most significant factor that influenced the second quarter results was a $0.5 million ($0.3 million after tax) decrease in expenses related to the ongoing SEC investigation. This positive factor was offset by (1) a $0.4 million ($0.2 million after tax) decrease in net realized gains on investments primarily due to the timing of sales of equity securities and (2) a $0.3 million ($0.2 million after tax) decrease in underwriting income which was primarily attributable to a decline in premium volume for our lender service product line. For the first six months of 2009, net income was $473,940, or $0.09 per diluted share, compared to $831,950, or $0.17 per diluted share, for the same period last year. The most significant factors that influenced this period-over-period comparison were (1) a $1.5 million ($1.0 million after tax) increase in other-than-temporary impairment charges on investments and (2) a $0.9 million ($0.6 million after tax) decrease in underwriting income which was primarily attributable to a decline in premium volume for our lender service product line. These negative factors were partially offset by a $1.9 million ($1.3 million after tax) decrease in expenses related to the ongoing SEC investigation.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

GAAP:
Loss ratio	54.9%	56.1%	51.4%	53.4%
Expense ratio	39.7%	36.2%	43.3%	38.6%

Combined ratio	94.6%	92.3%	94.7%	92.0%

Statutory:
Loss ratio	55.5%	56.1%	52.1%	53.4%
Expense ratio	39.9%	35.0%	42.8%	44.2%

Combined ratio	95.4%	91.1%	94.9%	97.6%

RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Net Premiums Earned. Net premiums earned decreased 11.9%, or $1,555,692, to $11,543,292 for the second quarter 2009 from $13,098,984 a year ago principally due to a decrease in premiums for our ULI product line.
ULI net premiums decreased 23.4%, or $1,640,624, to $5,376,251 for the second quarter 2009 from $7,016,875 a year ago. Approximately $0.8 million of the decrease related to a large financial institution customer that exited the automobile lending market in the fourth quarter of 2008. The remaining decrease was principally due to a decline in lending volume for the majority of our ULI customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales when compared to a year ago.
Net premiums earned for CPI increased 159.9%, or $378,339, to $614,935 for the second quarter 2009 from $236,596 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 16.6%, or $410,592, to $2,058,922 for the second quarter 2009 from $2,469,514 a year ago primarily due to the cancellation of a poor performing GAP customer in the second quarter of 2008 combined with a decrease in lending volume for the majority of our GAP customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales.
Net premiums earned for UC products increased 12.9%, or $206,668, to $1,807,928 for the second quarter 2009 from $1,601,260 a year ago primarily due to pricing increases and new customers added for our UCassure® product.
Net premiums earned for WIP decreased 6.1%, or $104,445, to $1,618,483 for the second quarter 2009 from $1,722,928 a year ago primarily due to a decrease in escrow surety bond business.
For more information concerning premiums, see “Business Outlook” below.
Net Investment Income. Net investment income increased 7.4%, or $65,723, to $956,057 for the second quarter 2009 from $890,334 a year ago principally due to an increase in our average invested assets during the current quarter when compared to a year ago.
Net Realized Gains on Investments. Net realized gains on investments decreased 74.9%, or $350,567, to $117,360 for the second quarter 2009 from $467,927 a year ago primarily due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments remained relatively flat at $197,979 for the second quarter 2009 compared to $192,575 a year ago. The impairment charges during the second quarter 2009 were primarily due to the following: (1) $104,535 in impairment charges for a closed-end mutual fund whose fair value was adversely affected by current market conditions; and (2) $62,157 in impairment charges for an equity security of an insurance company whose fair value was

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
adversely affected by the current market conditions.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees for our UCassure® product increased 60.2%, or $43,713, to $116,305 for the second quarter 2009 from $72,592 a year ago primarily due to pricing increases and new customers added which was partially offset by an increase in benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE decreased 15.1%, or $1,083,567, to $6,113,032 for the second quarter 2009 from $7,196,599 a year ago principally due to a decrease in ULI losses which was partially offset by an increase in GAP losses.
ULI losses and LAE decreased 30.0%, or $1,629,361, to $3,804,745 for the second quarter 2009 from $5,434,106 a year ago primarily due to the decline in premium described above.
CPI losses and LAE increased 122.5%, or $162,883, to $295,870 for the second quarter 2009 from $132,987 a year ago primarily due to the growth in premium described above.
GAP losses and LAE increased 38.4%, or $521,331, to $1,877,904 for the second quarter 2009 from $1,356,573 a year ago. The increase in losses was primarily caused by an increase in both frequency and severity of losses for the majority of our GAP customers which was partially offset by a decrease in losses as a result of the decline in premium described above.
UC losses and LAE decreased 50.1%, or $99,610, to $99,398 for the second quarter 2009 from $199,008 a year ago primarily due to a decrease in reserves for our discontinued bonded service program.
WIP losses and LAE decreased remained relatively flat at $121,936 for the second quarter 2009 compared to $133,435 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
There were no losses and LAE for our discontinued bond program during the second quarter of 2009. For the second quarter of 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
Other specialty products losses and LAE decreased $85,239 for the second quarter 2009 compared to a year ago primarily due to a decrease in reserves for one of our automobile service contract programs (see “Automobile Service Contract Program” above).
For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs decreased 4.7%, or $133,650, to $2,733,251 for the second quarter 2009 from $2,866,901 a year ago primarily due to a decrease in commission expense for our GAP product line as a result of the decline in that business described above. This decrease was partially offset by an increase in commission expense for our CPI product line primarily due to the growth in that business described above.
Other Operating Expenses. Other operating expenses remained relatively flat at $1,878,998 for the second quarter 2009 compared to $1,861,460 a year ago.
SEC Investigation Expenses. SEC investigation expenses decreased 88.3%, or $538,200, to $71,384 for the second quarter 2009 from

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
$609,584 a year ago. See “Overview-Ongoing SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 25.9%, or $76,335, to $218,832 for the second quarter 2009 from $295,167 a year ago primarily due to declining interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s effective federal income tax rate was 5.1% for the second quarter 2009 compared to 6.5% a year ago. This improvement was attributable to the ratio of tax-exempt investment income when compared to income from operations for each period. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the second quarter 2009, the combined ratio increased to 94.6% from 92.3% a year ago. The loss ratio improved to 54.9% for the second quarter 2009 from 56.1% a year ago primarily due to a decrease in the loss ratio for our ULI product line which was partially offset by an increase in the loss ratio for our GAP product line. The expense ratio increased to 39.7% for the second quarter 2009 from 36.2% a year ago primarily due to the increase in other operating expenses relative to the decrease in net premiums earned combined with a higher commission expense ratio given the decline in lender service business which has a lower commission structure when compared to our UC and WIP product lines.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Net Premiums Earned. Net premiums earned decreased 14.2%, or $3,537,893, to $21,392,827 for the first six months of 2009 from $24,930,720 a year ago principally due to a decrease in premiums for our ULI product line.
ULI net premiums decreased 29.0%, or $3,620,715, to $8,868,176 for the first six months of 2009 from $12,488,891 a year ago. Approximately $1.8 million of the decrease related to a large financial institution customer that exited the automobile lending market in the fourth quarter of 2008. The remaining decrease was principally due to a decline in lending volume for the majority of our ULI customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales when compared to a year ago.
Net premiums earned for CPI increased 104.8%, or $552,430, to $1,079,334 for the first six months of 2009 from $526,904 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 15.5%, or $784,488, to $4,263,468 for the first six months of 2009 from $5,047,956 a year ago primarily due to the cancellation of a poor performing GAP customer in the second quarter of 2008 combined with a decrease in lending volume for the majority of our GAP customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales.
Net premiums earned for UC products increased 12.8%, or $418,557, to $3,700,765 for the first six months of 2009 from $3,282,208 a year ago primarily due to pricing increases and new customers added for our UCassure® product combined with an increase in audit premium for our excess of loss product.
Net premiums earned for WIP decreased 3.9%, or $135,992, to $3,345,564 for the first six months of 2009 from $3,481,556 a year ago primarily due to a decrease in escrow surety bond business.
For more information concerning premiums, see “Business Outlook” below.
Net Investment Income. Net investment income increased 5.9%, or $106,566, to $1,915,146 for the first six months of 2009 from $1,808,580 a year ago principally due to an increase in our average invested assets during the first six months of 2009 when compared to a year ago.
Net Realized Gains on Investments. Net realized gains on investments decreased 30.0%, or $112,994, to $264,166 for the first six months of 2009 from $377,160 a year ago primarily due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments on investments increased 124.3%, or $1,533,468,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
to $2,767,189 for the first six months of 2009 from $1,233,721 a year ago. The impairment charges during the first six months of 2009 were primarily due to the following: (1) $1,273,792 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by current market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; and (4) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the current market conditions.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees for our UCassure® product increased 24.7%, or $55,340, to $279,654 for the first six months of 2009 from $224,314 a year ago primarily due to pricing increases and new customers added which was partially offset by an increase in benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 18.0%, or $2,321,423, to $10,551,656 for the first six months of 2009 from $12,873,079 a year ago principally due to a decrease in ULI losses which was partially offset by an increase in GAP losses.
ULI losses and LAE decreased 36.0%, or $3,326,214, to $5,909,014 for the first six months of 2009 from $9,235,228 a year ago primarily due to the decline in premium described above.
CPI losses and LAE increased 97.1%, or $183,364, to $372,168 for the first six months of 2009 from $188,804 a year ago primarily due to the growth in premium described above.
GAP losses and LAE increased 32.2%, or $939,296, to $3,852,632 for the first six months of 2009 from $2,913,336 a year ago. The increase in losses was primarily caused by an increase in both frequency and severity of losses for the majority of our GAP customers which was partially offset by a decrease in losses as a result of the decline in premium described above.
UC losses and LAE remained relatively flat at $308,303 for the first six months of 2009 compared to $294,359 a year ago.
WIP losses and LAE remained relatively flat at $283,797 for the first six months of 2009 compared to $302,362 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.
There were no losses and LAE for our discontinued bond program during the first six months of 2009. For the first six months of 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
Other specialty products losses and LAE decreased $168,175 for the first six months of 2009 compared to a year ago primarily due to a decrease in reserves for one of our automobile service contract programs (see “Automobile Service Contract Program” above).
For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs decreased 5.8%, or $335,628, to $5,483,341 for the first six months of 2009 from $5,818,969 a year ago primarily due to a decrease in commission expense for our ULI and GAP product lines as a result of the decline in business described above. This decrease was partially offset by an increase in commission expense for our CPI product line primarily due to the growth in that business described above.
Other Operating Expenses. Other operating expenses increased 2.8%, or $109,235, to $3,968,767 for the first six months of 2009 from

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
$3,859,532 a year ago primarily due to an increase in compensation expense.
SEC Investigation Expenses. SEC investigation expenses decreased 93.7%, or $1,930,924, to $129,532 for the first six months of 2009 from $2,060,456 a year ago. See “Overview-Ongoing SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 27.9%, or $176,605, to $457,219 for the first six months of 2009 from $633,824 a year ago primarily due to declining interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s effective federal income tax rate was 6.3% for the first six months of 2009 compared to 5.4% a year ago. This increase was attributable to the ratio of tax-exempt investment income when compared to income from operations for each period. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the first six months of 2009, the combined ratio increased to 94.7% from 92.0% a year ago. The loss ratio improved to 51.4% the first six months of 2009 from 53.4% a year ago primarily due to a decrease in the loss ratio for our ULI product line which was partially offset by an increase in the loss ratio for our GAP product line. The expense ratio increased to 43.3% for the first six months of 2009 from 38.6% a year ago primarily due to the increase in other operating expenses relative to the decrease in net premiums earned combined with a higher commission expense ratio given the decline in lender service business which has a lower commission structure when compared to our UC and WIP product lines.
BUSINESS OUTLOOK
Current Economic Crisis
The credit markets suffered a severe upheaval during the third quarter of 2008 which have continued to impact the economy during 2009. Credit spreads expanded due to increased fears of mounting mortgage losses across the financial sector and caused the market’s liquidity crisis to intensify. Higher borrowing rates and fears of outsized losses led to the federal government takeover of Fannie Mae and Freddie Mac in September 2008. This was followed in rapid succession by the bankruptcy of Lehman Brothers, the merger of Merrill Lynch and Bank of America, the bailout of AIG, the failure of Washington Mutual, and Wachovia putting itself up for sale. After the federal government’s $700 billion bailout plan was approved, the focus of attention shifted from the banking crisis to economic fundamentals around the world and fears about the state of the world economy. Furthermore, there are market concerns regarding the recent filings for bankruptcy protection by General Motors and Chrysler. These are unprecedented times that are still unfolding. As a result, it is extremely difficult to predict how the global economic crisis will impact us on both a short-term and longer-term basis. Our outlook for 2009 is very cautious.
Lender Service Products
Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The credit crisis is impacting automobile sales as consumers are struggling to qualify for loans. In addition, many consumers are not willing to make big purchases, such as for a new automobile. In 2008, the automobile industry experienced its worst sales results in 15 years. During the first six months of 2009, General Motors, Ford, Toyota, Honda, Chrysler and Nissan all reported U.S. sales drops when compared to a year ago. Overall, U.S. new car sales were down approximately 35% for the first six months of 2009 when compared to a year ago. As a result, many of our banking customers have experienced declines in lending volume for automobiles during the first six months of 2009. For ULI and GAP, our premium collections were down 29% and 33%, respectively, for the first six months of 2009 which is consistent with the decline in U.S. automobile sales. Based on the current economic conditions, we believe it is likely that our lender service premium volume will decline for fiscal year 2009 when compared to fiscal year 2008; however, we cannot predict how much of a decline we will experience. In addition, one of our larger ULI financial institution customers exited the automobile lending market during the fourth quarter of 2008. During 2008, this ULI customer had net premiums earned of $2.3 million and its combined ratio was 70%. We will not have any earned premiums from this customer in 2009.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
One of the actions we took to mitigate our increased frequency and severity of losses was cancelling a poor performing GAP customer in the second quarter of 2008. During 2008 and the first six months of 2009, this GAP customer had net premiums earned of $2.4 million and $0.9 million, respectively, and its combined ratio was 134% and 148%, respectively. As noted above, it will take a number of years for this block of business to fully run-off.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with an EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. This program reduced our commission expense by $0.8 million in 2008 compared to $0.3 million in 2007. We expect this program to reduce our commission expense by approximately $1.1 million during fiscal year 2009. As of June 30, 2009, we had approximately $2.0 million of deferred ceded commissions for this program that will be earned over approximately four years.
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
Furthermore, we cannot predict how much of an impact, if any, the bankruptcy protection filings of General Motors and Chrysler will have on our premium volume and/or loss experience.
Unemployment Compensation, Waste Industry and Other Specialty Products
Increased benefit charge levels for our UC customers could result in lower management fees and/or increased losses for our UC product line. During the first six months of 2009, we experienced a 16% increase in benefit charges for our UCassure® product when compared to a year ago. It is expected that our excess of loss product will also experience an increase in benefit charges, especially considering its geographical concentration in California (approximately 35% of this business is in California). Given the current economic conditions, including rising unemployment, we believe it is likely that we will continue to experience an increase in benefit charges for fiscal year 2009 when compared to fiscal year 2008: however, we cannot predict how much of an increase we will experience or how material the impact will be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the coverage and pricing of our products and taking actions when necessary. For example, benefit charges paid for our UCassure® product increased approximately 16% during the first six months of 2009 when compared to a year ago which is consistent with the rate increases taken for this product for fiscal year 2009.
As disclosed in “Overview-Products and Services” above, effective August 1, 2009, our participation was changed to 12.5% for one of the reinsurance arrangements under our WIP program. On an annualized basis, we estimate the change in participation should increase our net premiums earned by approximately $1.5 million.
Since we began participating in the WIP program in 2004 there have not been any claims to date, other than some minor contract surety bond claims. If we were to have significant claims experience on this program during fiscal year 2009, such claims experience could have a material impact on our financial performance if our reserves prove to be materially deficient. As of June 30, 2009, our net loss and LAE

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
reserves for the WIP program were approximately $2.6 million. We currently do not believe that our reserves will be materially deficient. For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Furthermore, any developments on the discontinued bond program, including Harco and Highlands’ loss development and the Highlands’ arbitration and receivership proceeding, could have a material impact on our future results of operations and/or financial condition.
Expenses
As previously disclosed, the Company concluded three of the discontinued bond program arbitrations during 2006, and only the Highlands’ arbitration remains pending. Because there was little activity in the Highlands’ arbitration during 2008 and the first six months of 2009, we incurred minimal legal costs during such periods for the Highlands’ arbitration. We are not certain how much activity there will be in fiscal year 2009 for the Highlands’ arbitration. As a result, we cannot predict with reasonable certainty the amount or range of amounts of legal costs that will be incurred during fiscal year 2009 for the Highlands’ arbitration; however, it is possible that the amount of such legal costs could be material to our results of operations if the arbitration proceeding takes place in 2009. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information regarding the discontinued bond program arbitrations.
As previously disclosed, during the fourth quarter of 2007, the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, we incurred the following expenses during the last seven quarters related to the SEC investigation:

	4Q2007	1Q2008	2Q2008	3Q2008	4Q2008	1Q2009	2Q2009
SEC investigation expenses	$2,504,122	$1,450,872	$609,584	$1,035,773	$193,233	$58,148	$71,384
We expect to continue to incur costs for the SEC investigation during fiscal year 2009. Due to the inherent uncertainties of the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during fiscal year 2009 for the SEC investigation (other than the guarantee liability related to the undertaking agreements as discussed in Note 13 to the Condensed Consolidated Financial Statements); however, we believe that the amount of costs that will be incurred in fiscal year 2009 could be material to our results of operations. See “Overview-Ongoing SEC Investigation” above, “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our bank line of credit. Interest rates have declined during the first six months of 2009 when compared to a year ago. If interest rates remained the same throughout fiscal year 2009 as they were at June 30, 2009 and if we did not draw additional amounts on our bank line of credit, we would experience a $0.3 million to $0.4 million decrease in interest expense during fiscal year 2009 when compared to fiscal year 2008. See “Liquidity and Capital Resources” below and Notes 4 and 14 to the Condensed Consolidated Financial Statements for more information concerning our trust preferred debt and revolving line of credit.
Investments
As of June 30, 2009, approximately 95% of our fixed maturity portfolio was invested in tax-exempt municipal bonds which consisted primarily of revenue issue bonds (93%) and general obligation bonds (7%). During the second quarter of 2009, market liquidity for such bonds improved, but was still being negatively affected by the current financial crisis and recent changes on Wall Street. Trading desks at firms such as Bear Stearns, Lehman Brothers, Merrill Lynch, and Wachovia had significant roles in supplying liquidity in the bond markets. With these brokers no longer in existence or merged into other entities and other financial institutions accumulating capital, the municipal bond markets witnessed a dramatic widening in bid/ask spreads and a decrease in trading volume during the second half of 2008. Municipal bond returns from September through December of 2008 were the worst of any such period in the past 20 years. Returns for municipal bonds improved considerably during the second quarter of 2009 as municipal bond funds resumed seeing positive cash flow, and some liquidity returned as bond traders made markets in more municipal securities, enhancing demand. As a result, municipal bond prices improved as of June 30, 2009 when compared to December 31, 2008, and the gross unrealized loss for our fixed maturity portfolio decreased from $7.8 million at December 31, 2008 to $5.0 million at June 30, 2009. The fair value of our fixed maturity portfolio could also be impacted by credit rating actions and related financial uncertainty associated with insurance companies that guarantee the obligations of some of our bonds. While municipal credits continue to demonstrate relative credit quality stability, market conditions are still somewhat unsettled.
Many of the securities within our equity portfolio have also been negatively impacted by the current financial crisis. During the first six months of 2009, we recorded approximately $2.8 million of impairment charges for our investment portfolio (approximately $2.2 million

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
for equity securities and approximately $0.6 million for fixed maturity securities). A stock market rally that materialized in mid-March 2009 continued into the second quarter of 2009. As a result, our equity portfolio improved as of June 30, 2009 when compared to December 31, 2008, and the gross unrealized loss for our equity portfolio decreased from $1.4 million at December 31, 2008 to $0.1 million at June 30, 2009.
Based on the current economic conditions and our other-than-temporary impairment accounting policy, additional impairment charges within our investment portfolio are possible during fiscal year 2009. As disclosed in Note 3 to the Condensed Consolidated Financial Statements and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below, we begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. As shown in Note 3 to the Condensed Consolidated Financial Statements, as of June 30, 2009, we did not have any equity securities that had a fair value to book value ratio below 80%. Assuming the estimated fair value for our equity securities remained the same during the remainder of 2009 as they were at June 30, 2009, we would not likely record any other-than-temporary impairment charges for equity securities during the remainder of 2009. With respect to those fixed maturity securities having a fair value to book value ratio below 80% as shown in Note 3 to the Condensed Consolidated Financial Statements, all of these securities are investment grade and we would likely not have an other-than-temporary impairment charge on these securities during the remainder of 2009 unless they were to fall below investment grade. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount or range of amounts of other-than-temporary impairment charges, if any, that will be recorded during the remainder of 2009; however, if market conditions deteriorate, we believe that the amount of such other-than-temporary impairment charges could be material to our results of operations. For more information concerning the unrealized loss position of our investment portfolio and impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Based on the factors discussed above, our outlook for the remainder of the 2009 fiscal year is very cautious.
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of June 30, 2009, our capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	June 30,	December 31,
	2009	2008

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	—	2,500,000

Total debt obligations	15,465,000	17,965,000

Total shareholders’ equity	39,326,560	34,660,381

Total capitalization	$54,791,560	$52,625,381

Ratio of total debt obligations to total capitalization	28.2%	34.1%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
to three month LIBOR plus four hundred basis points (4.65% and 6.68% at June 30, 2009 and 2008, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.65% and 6.85% at June 30, 2009 and 2008, respectively), are redeemable at par and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of June 30, 2009, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010. At June 30, 2009 and December 31, 2008, the outstanding balance under the line of credit was $0 and $2,500,000, respectively. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% and 4.25% at June 30, 2009 and 2008, respectively). The terms of the revolving credit agreement contain various restrictive covenants. As of June 30, 2009, Bancinsurance Corporation was in compliance with all such covenants. We utilize the line of credit from time to time based on short-term cash flow needs, the then current prime rate and expected changes in the prime rate, Ohio Indemnity’s capital position and the dividend limitations on Ohio Indemnity as discussed below.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through (1) cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income, and (2) our cash and short-term investment portfolio. In addition, our fixed maturity investment portfolio has historically generated additional cash flows through bond maturities and calls (over 90% of our fixed maturity portfolio has call features). When a bond matures or is called by the issuer, the resulting cash flows are generated without selling the security at a loss. We utilize these cash flows to either build our cash and short-term investment position or reinvest in other securities, depending on our liquidity needs. To the extent our cash from operations, cash and short-term investments and cash flows from bond maturities or calls are not sufficient to meet our liquidity needs, our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturity and equity securities. As of June 30, 2009, we had $30,252,846 of available for sale fixed maturity and equity securities that were in an unrealized gain position that, if necessary, we could sell without recognizing a loss to meet liquidity needs. After satisfying our cash requirements and meeting our desired cash and short-term investment position, any excess cash flows from our operating and/or investment activities are used to build our investment portfolio and thereby increase future investment income. For more information concerning our investment portfolio, see “Critical Accounting Policies-Other-Than- Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
The following table sets forth our cash and short-term investment position at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Cash and short-term investments	$5,720,005	$11,439,101
Money market mutual fund(1)	1,101	49,096

Total cash and short-term investments	$5,721,106	$11,488,197

(1)
Even though it is classified as an equity security in our accompanying balance sheet, we treat the money market mutual fund as a short-term investment for purposes of our liquidity management because of its liquid nature.

Given the decrease in expenses associated with the ongoing SEC investigation, we decreased our cash and short-term investment position during the first six months of 2009 when compared to fourth quarter 2008.
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
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.6 million at June 30, 2009. Ultimate payment on the discontinued bond program may result in a material increase in cash outflows from operations. We consider the discontinued bond program liabilities and the related Highlands’ arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed maturity investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
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
During 2008, Bancinsurance Corporation experienced a significant increase in expenses and cash outflow as a result of expenses associated with the ongoing SEC investigation. Based on management’s expectation that Bancinsurance Corporation would continue to incur significant expenses and have significant cash outflows related to the SEC investigation during 2008, Bancinsurance Corporation drew $2.5 million on its bank line of credit on March 31, 2008. Given the decrease in expenses associated with the ongoing SEC investigation during the first half of 2009, Bancinsurance Corporation paid down the entire $2.5 million balance on the bank line of credit during the second quarter of 2009. At June 30, 2009 and December 31, 2008, Bancinsurance Corporation had total cash and invested assets of $1.1 million and $3.8 million, respectively. This decrease was primarily due to Bancinsurance Corporation paying down the $2.5 million balance on the bank line of credit. Due to the inherent uncertainties associated with the SEC investigation, we cannot predict with reasonable certainty the amount or range of amounts of costs that will be incurred during the remainder of 2009 for the SEC investigation (other than the guarantee liability as described in Note 13 to the Condensed Consolidated Financial Statements). However, management believes that Bancinsurance Corporation will be able to meet its cash flow requirements during this period from (1) its cash, (2) the liquidation of its invested assets, (3) dividends from Ohio Indemnity and/or USA, (4) tax and cost sharing payments from Ohio Indemnity and/or USA and/or (5) draws on its bank line of credit. Management currently plans to cause Ohio Indemnity to declare and pay dividends during future periods to Bancinsurance Corporation to enable it to maintain its liquidity, including its repayment of any future borrowings on its bank line of credit. Management has not determined at this time the timing or amount of any such dividends from Ohio Indemnity, but does not believe that the amount of any such dividends during 2009 would exceed the annual maximum limit described below. See “Overview-Ongoing SEC Investigation” and “Business Outlook-Expenses” above, “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance Corporation in the form of dividends without the prior approval of the Department. Ohio Indemnity may pay dividends without such prior approval only from earned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of its statutory surplus as of the end of the prior fiscal year or statutory net income for the prior calendar year. During 2009, the maximum amount of dividends that may be paid to Bancinsurance Corporation by Ohio Indemnity without such prior approval is $4,516,755. As of June 30, 2009, Ohio Indemnity had paid no dividends during 2009.
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the NAIC and the Department. This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of June 30, 2009.
Net cash provided by (used in) operating activities was $1,911,561 and $(3,695,540) for the first six months of 2009 and 2008, respectively. The increase in cash provided by operating activities was primarily due to the following: (1) an approximately $3.0 million decrease in legal expenses paid during the first six months of 2009 when compared to a year ago related to the ongoing SEC investigation; (2) an increase in net premiums collected of approximately $0.2 million primarily attributable to $4.0 million of retrospective premium adjustment payments that were made in the first six months of 2008 compared to zero in first six months of 2009,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
which was mostly offset by a $3.9 million decrease in net premiums collected for our lender service product line; and (3) a decrease of approximately $1.8 million in net losses and policy acquisition costs paid for the first six months of 2009 compared to a year ago primarily due to the decline in lender service business.
Net cash (used in) provided by investing activities was $(2,695,212) and $1,233,392 for the first six months of 2009 and 2008, respectively. The decrease was primarily due to the use of certain investment proceeds to fund operating cash requirements during the first six months of 2008, whereas for the first six months of 2009, excess cash from operations was used to purchase investments.
Net cash (used in) provided by financing activities was ($2,500,000) and $2,500,000 for the first six months of 2009 and 2008, respectively. The cash received in the first six months of 2008 was due to a $2,500,000 draw on our bank line of credit during that period whereas the cash used in the first six months of 2009 was due to the pay down of the entire $2,500,000 bank line of credit during the second quarter of 2009 as described above.
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

•	the independent auditor’s report on the issuer’s most recent financial statements;
•	the judgment of our outside fixed income investment manager;
•	relevant rating history, analysis and guidance provided by rating agencies and analysts; and
•	our intent to sell the security or the likelihood that we will be required to sell the security before its anticipated recovery.
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
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed maturity and closed-end mutual fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed maturity securities are required to be investment grade at the time of purchase to protect investments. As of June 30, 2009, approximately 97% of our fixed maturity portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit quality of our fixed maturity portfolio. In performing our other-than-temporary impairment analysis for our fixed maturity securities and closed-end mutual funds, we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 3 to the Condensed Consolidated Financial Statements for information regarding our securities that were in an unrealized loss position at June 30, 2009 which were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations-Net Realized Losses on Investments,” “Business Outlook-Investments” and “Liquidity and Capital Resources” above and Note 3 to the Condensed Consolidated Financial Statements.
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
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.6 million at June 30, 2009. Given the uncertainties of the outcome of the Highlands’ arbitration and receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
As of June 30, 2009, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Guarantee Liabilities
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, we account for the undertaking agreements related to the SEC investigation as guarantee liabilities. Due to the inherent uncertainties of the SEC investigation, actual future payments related to the undertaking agreements may be materially different than the guarantee liability recorded at June 30, 2009. Because of the subjective nature inherent in assessing the estimated future costs associated with the undertaking agreements and the potential that our estimated future costs may be materially different than our actual future costs, such estimates are considered to be critical accounting estimates. See “Overview-Ongoing SEC Investigation,” “Business Outlook-Expenses” and “Liquidity and Capital Resources” above and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the ongoing SEC investigation.
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
In addition, we are involved in other legal proceedings arising in the ordinary course of business which are routine in nature and incidental to our business. We currently believe that none of these matters, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, because litigation is subject to inherent uncertainties and the outcome of such matters cannot be predicted with reasonable certainty, there can be no assurance that any one or more of these matters will not have a material adverse effect on our financial condition, results of operations and/or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders
On July 27, 2009, the Company held its 2009 Annual Meeting of Shareholders. The only matter voted upon by shareholders at the 2009 Annual Meeting was the election of seven directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes For	Votes Withheld
Douglas G. Borror	3,997,739	531,847
Kenton R. Bowen	4,129,752	399,834
Stephen P. Close	4,081,499	448,087
Edward N. Cohn	4,344,412	185,174
Daniel D. Harkins	4,267,213	262,373
John S. Sokol	4,267,213	262,373
Matthew D. Walter	4,205,607	323,979
All seven directors were elected.

Item 6. Exhibits

Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION
(Registrant)

Date: August 4, 2009	By:	/s/ John S. Sokol John S. Sokol Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2009	By:	/s/ Matthew C. Nolan Matthew C. Nolan Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.