Form 10-Q
period 2009-09-30
BANCINSURANCE CORP
filed 2009-11-16
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of October 16, 2009 was 5,205,706.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Net premiums earned	$11,302,958	$11,585,058	$32,695,785	$36,515,778
Net investment income	1,028,303	1,002,029	2,943,449	2,810,609
Net realized gains on investments	420,776	12,473	684,942	389,633
Other-than-temporary impairments on investments	(120,805)	(1,171,957)	(2,887,994)	(2,405,678)
Management fees	(120,888)	64,924	158,766	289,238
Other income	3,933	10,305	15,596	28,425

Total revenues	12,514,277	11,502,832	33,610,544	37,628,005

Expenses:
Losses and loss adjustment expenses (“LAE”)	5,326,399	5,500,815	15,884,055	18,434,823
Discontinued bond program losses and LAE	33,321	—	27,321	(60,929)
Policy acquisition costs	2,676,691	3,019,874	8,160,032	8,838,843
Other operating expenses	1,818,985	1,974,022	5,787,752	5,833,554
SEC investigation expenses	18,193	1,035,773	147,725	3,096,229
Interest expense	180,228	297,121	637,447	930,945

Total expenses	10,053,817	11,827,605	30,644,332	37,073,465

Income (loss) before federal income taxes	2,460,460	(324,773)	2,966,212	554,540

Federal income tax expense (benefit)	212,459	(135,092)	244,271	(87,729)

Net income (loss)	$2,248,001	$(189,681)	$2,721,941	$642,269

Net income (loss) per common share:
Basic	$.43	$(.04)	$.53	$.13

Diluted	$.43	$(.04)	$.53	$.13

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,339,388 at September 30, 2009 and $5,330,671 at December 31, 2008)	$5,193,217	$5,198,068
Available for sale:
Fixed maturities, at fair value (amortized cost $71,331,692 at September 30, 2009 and $67,022,560 at December 31, 2008)	72,260,110	59,675,070
Equity securities, at fair value (cost $7,969,173 at September 30, 2009 and $7,295,353 at December 31, 2008)	9,757,841	6,541,864
Short-term investments, at cost which approximates fair value	2,281,016	5,939,254
Restricted short-term investments, at cost which approximates fair value	3,585,875	3,886,635
Other invested assets	715,000	715,000

Total investments	93,793,059	81,955,891

Cash	3,352,597	5,499,847
Premiums receivable	6,690,049	5,278,710
Reinsurance recoverables	6,881,588	4,836,817
Prepaid reinsurance premiums	41,276,956	35,615,978
Deferred policy acquisition costs	4,731,406	4,535,805
Loans to affiliates	1,148,203	1,093,932
Accrued investment income	1,077,600	1,008,648
Net deferred tax asset	2,733,237	5,583,390
Other assets	1,562,485	1,244,583

Total assets	$163,247,180	$146,653,601

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	September 30,	December 31,
	2009	2008

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$14,020,933	$13,680,145
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	6,666,781	6,639,460
Unearned premiums	63,929,251	58,201,957
Ceded reinsurance premiums payable	3,266,889	2,431,515
Experience rating adjustments payable	1,619,802	1,046,391
Retrospective premium adjustments payable	1,639,983	1,228,537
Funds held under reinsurance treaties	756,682	651,267
Funds held for account of others	3,585,875	3,886,635
Contract funds on deposit	2,454,601	2,677,244
Taxes, licenses and fees payable	106,386	336,413
Current federal income tax payable	198,963	131,171
Commissions payable	2,467,749	1,837,757
Other liabilities	2,140,206	1,279,728
Bank line of credit	—	2,500,000
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	118,319,101	111,993,220

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at September 30, 2009 and December 31, 2008, 5,205,706 shares outstanding at September 30, 2009 and 5,082,574 shares outstanding at December 31, 2008	1,794,141	1,794,141
Additional paid-in capital	1,426,083	1,638,503
Accumulated other comprehensive income (loss)	1,793,273	(5,346,647)
Retained earnings	44,694,640	41,972,699

	49,708,137	40,058,696
Less: Treasury shares, at cost (964,635 common shares at September 30, 2009 and 1,087,767 at December 31, 2008)	(4,780,058)	(5,398,315)

Total shareholders’ equity	44,928,079	34,660,381

Total liabilities and shareholders’ equity	$163,247,180	$146,653,601

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity

Balance at December 31, 2007	—	—	$1,794,141	$1,630,394	$239,041	$40,611,396	$(5,818,050)	$38,456,922

Comprehensive income:
Net income	—	—	—	—	—	642,269	—	642,269
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(3,793,410)	—	—	(3,793,410)

Total comprehensive loss								(3,151,141)

Equity-based compensation expense	—	—	—	279,692	—	—	—	279,692
84,624 common shares issued in connection with restricted stock awards	—	—	—	(419,735)	—	—	419,735	—
Tax benefit related to vesting of restricted stock	—	—	—	32,790	—	—	—	32,790

Balance at September 30, 2008	—	—	$1,794,141	$1,523,141	$(3,554,369)	$41,253,665	$(5,398,315)	$35,618,263

Balance at December 31, 2008	—	—	$1,794,141	$1,638,503	$(5,346,647)	$41,972,699	$(5,398,315)	$34,660,381

Comprehensive income:
Net income	—	—	—	—	—	2,721,941	—	2,721,941
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	7,139,920	—	—	7,139,920

Total comprehensive income								9,861,861

Equity-based compensation expense	—	—	—	367,765	—	—	—	367,765
4,822 common shares repurchased	—	—	—	—	—	—	(16,395)	(16,395)
127,954 common shares issued in connection with restricted stock awards	—	—	—	(634,652)	—	—	634,652	—
Tax benefit related to vesting of restricted stock	—	—	—	54,467	—	—	—	54,467

Balance at September 30, 2009	—	—	$1,794,141	$1,426,083	$1,793,273	$44,694,640	$(4,780,058)	$44,928,079

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,721,941	$642,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on investments	(684,942)	(389,633)
Other-than-temporary impairments on investments	2,887,994	2,405,678
Depreciation and amortization	350,405	471,073
Equity-based compensation expense	367,765	279,692
Deferred federal income tax benefit	(827,988)	(364,108)
Change in assets and liabilities:
Premiums receivable	(1,411,339)	1,078,658
Reinsurance recoverables	(2,044,771)	(1,024,613)
Prepaid reinsurance premiums	(5,660,978)	(7,999,907)
Deferred policy acquisition costs	(195,601)	482,303
Other assets, net	(429,552)	(116,169)
Reserve for unpaid losses and loss adjustment expenses	368,109	1,824,938
Unearned premiums	5,727,294	6,678,748
Ceded reinsurance premiums payable	835,374	(2,332,881)
Experience rating adjustments payable	573,411	(210,050)
Retrospective premium adjustments payable	411,446	(3,149,387)
Funds held under reinsurance treaties	105,415	(2,804)
Funds held for account of others	(300,760)	(344,846)
Contract funds on deposit	(222,643)	(156,552)
Taxes, licenses and fees payable	(230,027)	(404,074)
SEC investigation expense payable	(166,503)	(797,189)
Commissions payable	629,992	(115,079)
Other liabilities, net	1,072,084	(320,254)

Net cash provided by (used in) operating activities	3,876,126	(3,864,187)

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,574,433	1,255,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	8,770,590	13,443,175
Proceeds from available for sale equity securities sold	9,093,327	8,616,745
Cost of held to maturity fixed maturities purchased	(1,601,321)	(1,293,250)
Cost of available for sale fixed maturities purchased	(13,713,645)	(8,384,805)
Cost of available for sale equity securities purchased	(11,436,955)	(9,691,466)
Net change in short-term investments	3,658,238	(4,092,434)
Net change in restricted short-term investments	300,760	344,846
Purchase of land, property and leasehold improvements	(185,198)	(118,274)

Net cash (used in) provided by investing activities	(3,539,771)	79,537

Cash flows from financing activities:
Acquisition of treasury shares	16,395
Proceeds from bank line of credit	—	2,500,000
Payments on bank line of credit	(2,500,000)	—

Net cash (used in) provided by financing activities	(2,483,605)	2,500,000

Net decrease in cash	(2,147,250)	(1,284,650)
Cash at beginning of period	5,499,847	4,151,088

Cash at end of period	$3,352,597	$2,866,438

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$655,528	$936,870

Federal income taxes	$950,000	$289,000

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
We prepared the condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the condensed consolidated statements of shareholders’ equity for the nine months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of September 30, 2009 and for all periods presented have been made.
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the periods ended September 30, 2009 are not necessarily indicative of the results of operations for the full 2009 fiscal year.
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
Certain prior year amounts have been reclassified in order to conform to the 2009 presentation. One of the reclassifications included a new grouping of expenses in the accompanying condensed consolidated statements of operations and another reclassification included our presentation of deferred policy acquisition costs and deferred ceded commissions in the accompanying condensed consolidated balance sheets.
New Grouping of Expenses
For certain of our expense line items in the statements of operations, we had previously presented the following: “commission expense,” “other insurance operating expenses” and “general & administrative expenses.” Beginning in the third quarter of 2008, we eliminated the above expense line items and replaced them with the following: “policy acquisition costs” and “other operating expenses.” Policy acquisition costs include commission expense, premium taxes and administrative fees for our unemployment compensation product line. Previously, premium taxes and administrative fees were included within other insurance operating expenses and commission expense was its own line item. Other operating expenses now include the previously reported other insurance operating expenses (with the exception of premium taxes and administrative fees, which are now included in policy acquisition costs) and general & administrative expenses. The reason for the change in expense classification was to be more consistent with how other property and casualty insurance companies present their expenses as well as to separately group those expenses that are variable with our premium production (i.e., policy acquisition costs).
Presentation of Deferred Policy Acquisition Costs and Deferred Ceded Commissions
We had previously presented “deferred ceded commissions” as a separate liability line item within the balance sheet. Beginning in the third quarter of 2009, we began presenting “deferred policy acquisition costs,” which is an asset line item within the balance sheet, net of deferred ceded commissions. The reason for the change in balance sheet classification was to be more consistent with how other property and casualty insurance companies present their deferred policy acquisition costs as well as to be consistent with how policy acquisition costs are reported within our statements of operations, which is net of ceding commissions. The same change was made to our presentation of changes in assets and liabilities within the condensed consolidated statements of cash flows.
2.	Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 168 (Codification reference ASC 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 sets forth the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification was launched on July 1, 2009 and is the official source of authoritative, nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related literature. After the Codification was launched on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company has included references to the Codification in the notes to the condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (Codification reference ASC 820), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (Codification reference ASC 820), “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company’s condensed consolidated financial statements. In October 2008, the FASB issued FSP 157-3 (Codification reference ASC 820), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2009, the FASB issued FSP EITF 99-20-1 (Codification reference ASC 325), “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 (Codification reference ASC 320), “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. This FSP will be effective for interim and annual reporting periods ending after December 15, 2009, and will be applied prospectively. The Company does not anticipate that this FSP will have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 141(R)-1 (Codification reference ASC 805), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5 (Codification reference ASC 450), “Accounting for Contingencies” and FASB Interpretation No. 14 (Codification reference ASC 450), “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R) (Codification reference ASC 805). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations,” which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. The Company adopted this FSP effective January 1, 2009. The adoption of this FSP did not have an impact on the Company’s condensed consolidated financial statements, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.
In April 2009, the FASB also issued the following three Staff Positions, each of which was adopted by the Company on April 1, 2009 without a material impact on the Company’s condensed consolidated financial statements:
•
FSP FAS 157-4 (Codification reference ASC 820), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP supersedes FSP FAS 157-3 (Codification reference ASC 820), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-4 provides additional guidance on: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and (2) identifying transactions that are not orderly. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
•
FSP FAS 115-2 and FAS 124-2 (Codification reference ASC 320), “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for available for sale and held to maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the consolidated statements of operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. The FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period.

•
FSP FAS 107-1 and APB 28-1 (Codification reference ASC 825), “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP extends the disclosure requirements under SFAS No. 107 (Codification reference ASC 825), “Disclosures about Fair Value of Financial Instruments,” to interim financial statements and it amends APB Opinion 28 (Codification reference ASC 270), “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

In May 2008, the FASB issued SFAS No. 163 (Codification reference ASC 944), “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60 (Codification reference ASC 944), “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 did not have a material impact on our condensed consolidated financial statements because the Company does not provide financial guarantee insurance contracts.
In May 2009, the FASB issued SFAS No. 165 (Codification reference ASC 855), “Subsequent Events.” SFAS No. 165 sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective April 1, 2009. The Company uses the date of the filing of its Quarterly Report on Form 10-Q with the Securities and Exchange Commission as the date through which subsequent events have been evaluated, which is the same date as the date the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.
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
The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,328,432	$14,440	$—	$2,342,872
Obligations of U.S. states, municipals and political subdivisions	2,864,785	131,731	—	2,996,516

Total held to maturity	5,193,217	146,171	—	5,339,388

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	69,966,824	1,998,695	1,683,649	70,281,870
Corporate and other taxable debt securities	1,167,038	528,402	17,500	1,677,940
Redeemable preferred stock	197,830	102,470	—	300,300

Total fixed maturities	71,331,692	2,629,567	1,701,149	72,260,110
Equity securities:
Banks, trusts and insurance companies	1,261,679	787,225	1,293	2,047,611
Industrial and miscellaneous	279,559	97,141	—	376,700
Mutual funds	6,427,935	905,595	—	7,333,530

Total equities	7,969,173	1,789,961	1,293	9,757,841

Total available for sale	79,300,865	4,419,528	1,702,442	82,017,951

Total	$84,494,082	$4,565,699	$1,702,442	$87,357,339

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,306,533	$43,350	$—	$2,349,883
Obligations of U.S. states, municipals and political subdivisions	2,891,535	99,232	9,979	2,980,788

Total held to maturity	5,198,068	142,582	9,979	5,330,671

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	64,840,650	275,143	7,597,616	57,518,177
Corporate and other taxable debt securities	1,800,360	—	161,717	1,638,643
Redeemable preferred stock	381,550	136,700	—	518,250

Total fixed maturities	67,022,560	411,843	7,759,333	59,675,070
Equity securities:
Banks, trusts and insurance companies	2,137,422	580,828	205,919	2,512,331
Industrial and miscellaneous	369,277	44,309	26,440	387,146
Mutual funds	4,788,654	—	1,146,267	3,642,387

Total equities	7,295,353	625,137	1,378,626	6,541,864

Total available for sale	74,317,913	1,036,980	9,137,959	66,216,934

Total	$79,515,981	$1,179,562	$9,147,938	$71,547,605

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$1,921,606	$1,937,564	$660,000	$663,737
Due after one year but less than five years	2,120,825	2,197,590	2,323,533	2,873,785
Due after five years but less than ten years	646,018	670,899	7,757,100	7,816,530
Due after ten years	504,768	533,335	60,591,059	60,906,058

Total	$5,193,217	$5,339,388	$71,331,692	$72,260,110

Net investment income for the three and nine months ended September 30, 2009 and 2008 is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Fixed maturities	$970,761	$862,742	$2,699,878	$2,489,432
Equity securities	117,946	154,169	326,595	443,859
Short-term investments	5,699	38,360	82,494	50,196
Other	5,461	8,108	18,232	26,345
Expenses	(71,564)	(61,350)	(183,750)	(199,223)

Net investment income	$1,028,303	$1,002,029	$2,943,449	$2,810,609

The proceeds from sales of available for sale securities (excluding bond calls, prepayments and maturities) were $14,051,044 and $16,852,930 for the nine months ended September 30, 2009 and 2008, respectively, which includes $7,551,340 and $6,404,314, respectively, from sales of our money market mutual fund which we buy and sell regularly as part of our liquidity management.
Pre-tax realized gains (losses) on investments, other-than-temporary impairments and changes in unrealized gains (losses) on available for sale investments were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross realized gains:
Fixed maturities	$88,337	$23,858	$253,685	$85,439
Equity securities	438,167	26,511	553,806	569,567

Total gains	526,504	50,369	807,491	655,006

Gross realized losses
Fixed maturities	(101,452)	(18,973)	(105,201)	(191,252)
Equity securities	(4,276)	(18,923)	(17,348)	(74,121)

Total losses	(105,728)	(37,896)	(122,549)	(265,373)

Net realized gains on investments	$420,776	$12,473	$684,942	$389,633

Other-than-temporary impairments	$(120,805)	$(1,171,957)	$(2,887,994)	$(2,405,678)

Changes in net unrealized gains (losses) on available for sale investments:
Fixed maturities	$4,446,309	$(3,269,274)	$8,275,908	$(4,085,707)
Equity securities	398,233	(395,892)	2,542,157	(1,661,885)

Net change in net unrealized gains (losses)	$4,844,542	$(3,665,166)	$10,818,065	$(5,747,592)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
The following table summarizes the fair value to book value ratio for all securities in an unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	loss	ratio	book value
Fixed maturities:
90% to 99%	$20,795,279	$20,124,225	$671,054	96.8%	79.7%
80% to 89%	3,026,070	2,576,047	450,023	85.1	11.6
70% to 79%	2,282,287	1,702,215	580,072	74.6	8.7

Total fixed maturities	26,103,636	24,402,487	1,701,149	93.5	100.0

Equities:
90% to 99%	152,893	151,600	1,293	99.2	100.0

Total equities	152,893	151,600	1,293	99.2	100.0

Total	$26,256,529	$24,554,087	$1,702,442	93.5%	100.0%

	December 31, 2008
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	loss	ratio	book value
Fixed maturities:
90% to 99%	$22,410,310	$21,412,638	$997,672	95.5%	40.5%
80% to 89%	16,775,908	14,348,190	2,427,718	85.5	30.3
70% to 79%	11,703,885	8,920,951	2,782,934	76.2	21.1
60% to 69%	4,294,231	2,822,767	1,471,464	65.7	7.7
50% to 59%	204,298	114,774	89,524	56.2	0.4

Total fixed maturities	55,388,632	47,619,320	7,769,312	86.0	100.0

Equities:
90% to 99%	—	—	—	—	—
80% to 89%	232,550	191,400	41,150	82.3	4.3
70% to 79%	4,787,788	3,570,322	1,217,466	74.6	88.6
60% to 69%	383,915	263,905	120,010	68.7	7.1

Total equities	5,404,253	4,025,627	1,378,626	74.5	100.0

Total	$60,792,885	$51,644,947	$9,147,938	85.0%	100.0%

We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s Industry Services (“Moody’s”) and Standard & Poor’s (“S&P”). The following table shows the composition of fixed maturity securities in an unrealized loss position at September 30, 2009 and December 31, 2008 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

September 30, 2009
						Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	loss	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$17,897,380	$17,227,099	$670,281	96.3%	68.6%
2FE	BBB	Baa	8,055,651	7,034,604	1,021,047	87.3	30.9
3FE	BB	Ba	150,605	140,784	9,821	93.5	0.5
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$26,103,636	$24,402,487	$1,701,149	93.5%	100.0%

December 31, 2008
						Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	loss	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$39,482,827	$34,523,147	$4,959,680	87.4%	71.3%
2FE	BBB	Baa	15,488,507	12,720,581	2,767,926	82.1	28.0
3FE	BB	Ba	417,298	375,592	41,706	90.0	0.7
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$55,388,632	$47,619,320	$7,769,312	86.0%	100.0%

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at September 30, 2009 and December 31, 2008, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At September 30, 2009	value	loss	value	loss	value	loss
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	$2,833,895	$46,789	$21,568,592	$1,654,360	$24,402,487	$1,701,149

Total fixed maturities	2,833,895	46,789	21,568,592	1,654,360	24,402,487	1,701,149

Equity securities:
Banks, trusts and insurance companies	151,600	1,293	—	—	151,600	1,293

Total equities	151,600	1,293	—	—	151,600	1,293

Total	$2,985,495	$48,082	$21,568,592	$1,654,360	$24,554,087	$1,702,442

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2008	value	loss	value	loss	value	loss
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	$25,655,047	$2,532,779	$20,575,630	$5,074,816	$46,230,677	$7,607,595
Corporate and other taxable debt securities	1,294,380	155,980	94,263	5,737	1,388,643	161,717

Total fixed maturities	26,949,427	2,688,759	20,669,893	5,080,553	47,619,320	7,769,312

Equity securities:
Banks, trusts and insurance companies	647,299	205,919	—	—	647,299	205,919
Industrial and miscellaneous	81,662	26,440	—	—	81,662	26,440
Closed-end mutual funds	970,705	279,813	2,325,961	866,454	3,296,666	1,146,267

Total equities	1,699,666	512,172	2,325,961	866,454	4,025,627	1,378,626

Total	$28,649,093	$3,200,931	$22,995,854	$5,947,007	$51,644,947	$9,147,938

As of September 30, 2009, we had approximately 90 fixed maturity securities and zero equity securities that have been in an unrealized loss position for 12 months or longer. 89 out of the 90 fixed maturity securities are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). All 90 of the fixed maturity securities are current on interest and principal and we believe that it is reasonably likely that all contract terms of each security will be satisfied. The decrease in unrealized loss position for investments as of September 30, 2009 when compared to December 31, 2008 was primarily due to our fixed maturity portfolio as a result of the changes in the interest rate environment and/or current capital market conditions. We do not have the intent to sell these fixed maturity securities and we do not believe it is more likely than not that we will be required to sell these fixed maturity securities before their anticipated recovery.
Other-than-temporary impairments on investments during the nine months ended September 30, 2009 and 2008 were $2,887,994 and $2,405,678, respectively. The impairment charges during the first nine months of 2009 were primarily due to the following: (1) $1,316,177 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by current market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; (4) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the current market conditions; and (5) $78,420 in impairment charges for nine fixed maturity securities that we intend to sell before their anticipated recovery in order to utilize capital loss carrybacks for tax purposes.
4.	Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.33% and 6.81% at September 30, 2009 and 2008, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.33% and 7.81% at September 30, 2009 and 2008, respectively), are redeemable at par and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended September 30, 2009 and 2008 was $180,575 and $269,673, respectively, and $606,371 and $876,195 for the nine months ended September 30, 2009 and 2008, respectively. The terms of the junior subordinated debentures contain various covenants. As of September 30, 2009, the Company was in compliance with all such covenants.

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
Our provision for federal income taxes for the nine months ended September 30, 2009 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we must adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other operating expenses” category within our condensed consolidated statements of operations.
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
We have stock options and restricted stock outstanding at September 30, 2009 under two equity compensation plans (collectively, the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.
The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee, which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 96,000 common shares were outstanding at September 30, 2009, expire at various dates from 2010 to 2013 and range in option price per share from $4.063 to $6.00. Of the options for 96,000 common shares outstanding, 14,000 have been granted to our non-employee directors and 82,000 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.
The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee, which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 595,000 common shares were outstanding at September 30, 2009, expire at various dates from 2012 to 2019 and range in option price per share from $3.40 to $8.00. Under the 2002 Plan, 203,281 unvested restricted common shares were also outstanding at September 30, 2009. Of the total equity-based awards for 798,281 common shares outstanding under the 2002 Plan, 46,000 have been granted to our non-employee directors and 752,281 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of September 30, 2009, there were 85,693 common shares available for future grant under the 2002 Plan.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value and recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. For the nine months ended September 30, 2009, the Company granted 127,954 restricted common shares, having an average grant date fair value of $3.40 per share. There were 28,208 and 47,116 restricted common shares that vested during the three and nine months ended September 30, 2009, respectively.
The following table summarizes restricted stock award activity under our 2002 Plan from January 1, 2009 through September 30, 2009:

		Weighted-average
		grant date fair value
	Shares	per common share
Outstanding at January 1, 2009	122,443	$5.26
Granted	127,954	3.40
Vested	47,116	5.41
Cancelled	—	—

Outstanding at September 30, 2009	203,281	4.05

All stock options: (1) have been granted with an exercise price equal to the closing price of our common shares on the date of grant; (2) each have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period (subject to the applicable officer’s or employee’s continued employment with the Company); and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant (subject to the applicable director’s continued service on the board of directors of the Company). Compensation expense for stock options is measured on the date of grant at fair value and is recognized over the respective service period, which matches the vesting period.
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of the common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on historical dividends. For the nine months ended September 30, 2009, the Company granted 12,000 stock options to non-employee directors, having an average grant date fair value of $2.26 per share using the following assumptions:

Risk-free interest rate	3.49%
Expected life	7 years
Expected volatility	66.2%
Dividend yield	0%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes all stock option activity under the Plans from January 1, 2009 through September 30, 2009:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value
Outstanding at January 1, 2009	728,500	$5.67
Granted	12,000	3.40
Exercised	—	—
Expired	49,500	5.37
Cancelled	—	—

Outstanding at September 30, 2009	691,000	5.65	4.93	$600

Vested and exercisable at September 30, 2009	567,200	5.59	4.55	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on September 30, 2009 ($3.45), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date. Because no vested and exercisable options were in-the-money at September 30, 2009 (i.e., the exercise price of such options exceeded the closing price of our common shares), the aggregate intrinsic value was zero. No stock options were exercised during the three and nine months ended September 30, 2009.
The following table summarizes nonvested stock option activity under the Plans from January 1, 2009 through September 30, 2009:

		Weighted-average
		grant date fair value
	Shares	per common share
Nonvested at January 1, 2009	169,800	$2.50
Granted	12,000	2.26
Vested	58,000	2.54
Expired	—	—
Cancelled	—	—

Nonvested at September 30, 2009	123,800	2.45

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense for the three months ended September 30, 2009 and 2008 of $139,908 and $102,015 ($92,340 and $67,330 net of tax), respectively, and $367,765 and $279,692 ($242,725 and $184,597 net of tax) for the nine months ended September 30, 2009 and 2008, respectively. The equity-based compensation expense is classified within other operating expenses in the accompanying statements of operations to correspond with the same line item as cash compensation paid to employees.
As of September 30, 2009, the total pre-tax equity-based compensation expense related to nonvested stock options and nonvested restricted common shares not yet recognized was $951,888. The weighted-average period over which this expense is expected to be recognized is approximately 2.1 years.
The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 9/30/09	contractual life (years)	price	at 9/30/09	price
3.40	12,000	9.82	$3.40	—	$—
4.063 - 4.82	162,000	2.93	4.50	162,000	4.50
5.00 - 5.30	140,000	3.57	5.18	140,000	5.18
6.00 - 6.40	248,000	6.65	6.02	160,000	6.03
7.04 - 8.00	129,000	5.18	7.11	105,200	7.13

Total ($3.40 - $8.00)	691,000	4.93	5.65	567,200	5.59

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
7.	Other Comprehensive Income
The components of other comprehensive income (loss) and the related federal income tax effects for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30, 2009
	Before-tax	Income tax	Net-of-tax
	amount	expense	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$5,144,513	$1,749,134	$3,395,379
Less: reclassification adjustments for gains realized in net income	299,971	101,990	197,981

Net unrealized holding gains	4,844,542	1,647,144	3,197,398

Other comprehensive income	$4,844,542	$1,647,144	$3,197,398

	Three Months Ended September 30, 2008
	Pre-tax	Income tax	Net-of-tax
	amount	benefit	amount
Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(4,824,650)	$(1,640,381)	$(3,184,269)
Less: reclassification adjustments for losses realized in net income	(1,159,484)	(394,225)	(765,259)

Net unrealized holding losses	(3,665,166)	(1,246,156)	(2,419,010)

Other comprehensive loss	$(3,665,166)	$(1,246,156)	$(2,419,010)

	Nine Months Ended September 30, 2009
	Before-tax	Income tax	Net-of-tax
	amount	expense (benefit)	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$8,615,013	$2,929,107	$5,685,906
Less: reclassification adjustments for losses realized in net income	(2,203,052)	(749,038)	(1,454,014)

Net unrealized holding gains	10,818,065	3,678,145	7,139,920

Other comprehensive income	$10,818,065	$3,678,145	$7,139,920

	Nine Months Ended September 30, 2008
	Pre-tax	Income tax	Net-of-tax
	amount	benefit	amount
Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(7,763,637)	$(2,639,637)	$(5,124,000)
Less: reclassification adjustments for losses realized in net income	(2,016,045)	(685,455)	(1,330,590)

Net unrealized holding losses	(5,747,592)	(1,954,182)	(3,793,410)

Other comprehensive loss	$(5,747,592)	$(1,954,182)	$(3,793,410)

8.	Reinsurance
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Under our waste industry products (“WIP”) program, we assume, write on a direct basis, and cede certain waste surety bond business under three quota share reinsurance arrangements. First, effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million from two insurance carriers. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2008. For the August 1, 2009 renewal, our participation was changed to 12.5%. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. During 2006, we also began writing directly, assuming and ceding certain contract and escrow surety bond business under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general insurance agent that produces the waste surety bond business.
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
In addition to the arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share reinsurance arrangements, one unemployment compensation facultative reinsurance arrangement, and three reinsurance arrangements for our vehicle service contract programs. For more information concerning one of our vehicle service contract programs, see “Automobile Service Contract Program” below.
From 2001 until the end of the second quarter of 2004, we participated in a bail and immigration bond program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Discontinued Bond Program” below.
A reconciliation of direct to net premiums, on both a written and earned basis, for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009		2008		2009		2008
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$18,880,686	$16,891,331	$16,848,318	$15,851,838	$53,833,981	$47,570,911	$51,475,380	$48,398,215
Assumed	1,756,167	1,110,847	1,385,217	1,424,927	3,919,931	3,470,850	4,126,657	3,884,510
Ceded	(9,380,018)	(6,699,220)	(8,181,870)	(5,691,707)	(24,006,954)	(18,345,976)	(23,766,855)	(15,766,947)

Net	$11,256,835	$11,302,958	$10,051,665	$11,585,058	$33,746,958	$32,695,785	$31,835,182	$36,515,778

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred during the three months ended September 30, 2009 and 2008 were $3,504,266 and $3,524,018, respectively, and $9,598,706 and $8,448,608 during the nine months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009 and 2008, ceded reinsurance decreased commission expense incurred by $781,967 and $767,147, respectively, and by $2,572,814 and $2,513,511 during the nine months ended September 30, 2009 and 2008, respectively.

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
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through September 30, 2009, except as noted below.
During the third quarter of 2009, we received an invoice from Harco for approximately $0.3 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it would provide us this information, as of September 30, 2009, we have not received such information. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on certain recovery information provided by Harco during the fourth quarter of 2008, we estimate that our proportionate share of Harco’s recoveries that we believe we are entitled to receive under the Final Order is approximately $0.2 million. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.
As of September 30, 2009, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (with a $0.2 million offset for recoveries as noted above).
During the third quarter of 2009, Harco informed us that it had reached an agreement in principle to settle with the Department of Homeland Security (“DHS”) regarding Harco’s immigration bond liability under the program. Based on the agreement in principle, Harco increased its reserves for immigration bonds during the third quarter of 2009 and, as a result, we increased our reserves by approximately $0.1 million. Harco further informed us that the agreement in principle would release Harco from any future liability associated with its immigration bond exposure under the program and Harco is currently working on finalizing the settlement agreement with DHS, which is subject to final approval by the Department of Justice.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and we were one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against us and its other reinsurers. In November 2005, we responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by us and other appropriate relief. Highlands is seeking to recover certain of its losses from us under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including us, and other relief. On June 5, 2008, we responded to the petition. As of September 30, 2009, the court has not ruled on the petition.
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of September 30, 2009, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both September 30, 2009 and December 31, 2008, our total loss and LAE reserves for Highlands were approximately $4.8 million.
In October 2009, we reached an agreement in principle with Highlands to settle our dispute. Based on the agreement in principle, we would pay Highlands $3.0 million to resolve the entire dispute between us, including potential future liabilities with respect to bonds issued by Highlands. The proposed settlement is subject to the approval of the Texas state court. Given the uncertainties associated with the settlement approval process, we have not adjusted our reserves as of September 30, 2009 to account for the proposed settlement. Once we determine that the proposed settlement is reasonably certain to be approved, we intend to reduce our reserve for Highlands to $3.0 million. However, given the uncertainties associated with the settlement approval process, there can be no assurance that the proposed settlement will be approved. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at September 30, 2009. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2009 and December 31, 2008 (dollars in millions):

	September 30,	December 31,
	2009	2008
Bail Bonds:
Case reserves	$0.6	$0.4
Incurred but not reported (“IBNR”) reserves	4.0	4.2

Total bail bond reserves	4.6	4.6

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.9	1.8

Total immigration bond reserves	2.1	2.0

Total loss and LAE reserves	$6.7	$6.6

For the three and nine months ended September 30, 2009, we recorded a loss of $33,321 and $27,321, respectively, for the discontinued bond program which was primarily attributable to an increase in Harco’s immigration bond reserve estimate as a result of its agreement in principle to settle with DHS as described above, which was partially offset by a decrease in Harco’s bail bond reserve estimate. For the nine months ended September 30, 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate during the second quarter of 2008. There were no losses for the discontinued bond program for the three months ended September 30, 2008.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate (the “settlement payment”) during the fourth quarter of 2008. In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). We believe the collateral retained by us attributable to such Provider is sufficient to pay for the $1.0 million in estimated liability for the scheduled claims as of September 30, 2009. As a result of the settlement and release agreement, the $1.0 million liability associated with the Provider that is in bankruptcy is reported as “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet.
As of September 30, 2009, the Provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of September 30, 2009, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. We have estimated the claim obligations for service contracts issued by this Provider to be approximately $2.0 million as of September 30, 2009. As the collateral held by us is greater than the estimated claim obligations, the full $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of September 30, 2009, the principal balance of the mortgage was $489,776 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.
10.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$2,248,001	$(189,681)	$2,721,941	$642,269

Income (loss) available to common shareholders, assuming dilution	2,248,001	(189,681)	2,721,941	642,269

Weighted average common shares outstanding	5,171,117	5,054,979	5,112,413	5,017,098
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	82	—	1,307	18,013

Diluted common shares	5,171,199	5,054,979	5,113,720	5,035,111

Net income (loss) per common share:
Basic	$0.43	$(0.04)	$0.53	$0.13
Diluted	$0.43	$(0.04)	$0.53	$0.13
11.	Segment Information
We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following tables provide financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended
	September 30, 2009
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$11,547,327	$—	$11,547,327
Intersegment revenues	—	459,782	459,782
Interest revenue	959,219	(78)	959,141
Interest expense	—	—	—
Depreciation and amortization	49,184	—	49,184
Segment profit	2,461,805	459,378	2,921,183
Federal income tax expense	600,581	156,189	756,770

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended
	September 30, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$10,547,280	$—	$10,547,280
Intersegment revenues	—	533,541	533,541
Interest revenue	937,394	287	937,681
Interest expense	—	—	—
Depreciation and amortization	37,778	—	37,778
Segment profit	584,371	533,709	1,118,080
Federal income tax (benefit) expense	(118,716)	181,460	62,744

	Nine Months Ended
	September 30, 2009
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$30,704,504	$—	$30,704,504
Intersegment revenues	—	1,335,806	1,335,806
Interest revenue	2,880,957	96	2,881,053
Interest expense	—	—	—
Depreciation and amortization	155,182	—	155,182
Segment profit	3,004,720	1,333,831	4,338,551
Federal income tax expense	344,272	453,503	797,775
Segment assets	158,796,902	337,466	159,134,368

	Nine Months Ended
	September 30, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total

Revenues from external customers	$34,790,202	$—	$34,790,202
Intersegment revenues	—	1,451,203	1,451,203
Interest revenue	2,788,952	931	2,789,883
Interest expense	12	—	12
Depreciation and amortization	113,316	—	113,316
Segment profit	3,511,192	1,451,761	4,962,953
Federal income tax expense	429,083	493,598	922,681
Segment assets	146,971,258	392,595	147,363,853

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table provides a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Total revenues for reportable segments	$12,966,250	$12,018,502	$34,921,363	$39,031,288
Parent company gain	7,809	17,871	24,987	47,920
Elimination of intersegment revenues	(459,782)	(533,541)	(1,335,806)	(1,451,203)

Total consolidated revenues	$12,514,277	$11,502,832	$33,610,544	$37,628,005

Profit
Total profit for reportable segments	$2,921,183	$1,118,080	$4,338,551	$4,962,953
Parent company SEC investigation expenses	(18,193)	(1,035,773)	(147,725)	(3,096,229)
Parent company other expenses, net of intersegment eliminations	(442,530)	(407,080)	(1,224,614)	(1,312,184)

Total consolidated income (loss) before income taxes	$2,460,460	$(324,773)	$2,966,212	$554,540

Assets
Total assets for reportable segments			$159,134,368	$147,363,853
Parent company assets			4,402,743	4,544,016
Elimination of intersegment receivables, net			(289,931)	(211,414)

Total consolidated assets			$163,247,180	$151,696,455

12.	Fair Value Measurements
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established under GAAP. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs used in the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority is given to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:
•	Level 1 – Quoted prices for identical instruments in active markets.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Fair Value Hierarchy
The following table presents the level within the fair value hierarchy at which the Company’s financial assets were measured at fair value on a recurring basis as of September 30, 2009:

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$72,260,110	$300,300	$71,959,810	$—
Equity securities	9,757,841	9,757,841	—	—

Total	$82,017,951	$10,058,141	$71,959,810	$—

As of September 30, 2009, the Company had no financial liabilities that were measured at fair value and no financial assets that were measured at fair value on a non-recurring basis. The Company also did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring or non-recurring basis.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The Company validates the prices received from the pricing service by examining their reasonableness. The Company’s review process includes comparing the pricing service’s estimated fair values to the estimated fair values established by our investment custodian (for both equity and fixed maturity securities) and our outside fixed income investment manager (for fixed maturity securities). Our investment custodian utilizes the same pricing service as us, and our outside fixed income investment manager utilizes another nationally recognized pricing service for the municipal bond portfolio and utilizes the same pricing service as us for taxable bonds and closed-end mutual funds. Based on this review, any material differences are investigated and, if we deem prices provided by our pricing service to be materially unreasonable, we would use the estimated fair value established by our investment custodian and/or outside fixed income investment manager, depending on which prices seemed more reasonable. As of September 30, 2009, the Company did not adjust any prices received from its pricing service.
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
Available for Sale Fixed Maturity Securities. The fair values of our redeemable preferred stocks were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. A number of the Company’s investment grade bonds are frequently traded in active markets and traded market prices for these securities existed at September 30, 2009. However, these securities were classified as Level 2 because the pricing service also utilizes valuation models, which use observable market inputs, in addition to traded prices. Substantially all of these input assumptions are observable in the marketplace or can be derived from or supported by observable market data. The Level 2 category generally includes municipal and corporate bonds.
Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at September 30, 2009 and December 31, 2008:

	September 30,		December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	fair value	amount	fair value
Assets:
Held to maturity fixed maturities	$5,193,217	$5,339,388	$5,198,068	$5,330,671
Available for sale fixed maturities	72,260,110	72,260,110	59,675,070	59,675,070
Available for sale equity securities	9,757,841	9,757,841	6,541,864	6,541,864
Short-term investments	2,281,016	2,281,016	5,939,254	5,939,254
Restricted short-term investments	3,585,875	3,585,875	3,886,635	3,886,635
Cash	3,352,597	3,352,597	5,499,847	5,499,847
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
Bank line of credit	—	—	2,500,000	2,500,000
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
13.	Guarantees
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff was considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provided the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC.
On or about November 16, 2009, the Commission filed settled enforcement actions against the Company and the Chief Executive Officer that resolve the SEC investigation with respect to them. The settlement relates to one accounting matter in 2003 and first quarter of 2004: reserving for the Company’s since-discontinued bond program. Under the terms of its settlement with the SEC, the Company consented, without admitting or denying the allegations in the complaint filed by the SEC, to the entry of a final judgment permanently enjoining the Company from violating Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. No fines, civil penalties or other sanctions were assessed against the Company.
Under the terms of his settlement, the Chief Executive Officer consented, without admitting or denying the allegations in the complaint filed by the SEC, to the entry of a final judgment permanently enjoining him from violating Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5, 13b2-1 and 13b2-2 thereunder and from aiding and abetting any violation of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. He also agreed to pay a $60,000 civil penalty. The Chief Executive Officer will continue to serve in his current capacities as an officer and a director of the Company.
The settlements are subject to approval by the United States District Court for the District of Columbia, and will become final upon entry by the Court of a final judgment against the Company and the Chief Executive Officer. The settlements do not address the SEC investigation of the Company’s Chief Financial Officer and Vice President of Specialty Products concerning the same matter.
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company has agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. In connection with approving the Company’s settlement with the SEC, the Company’s board of directors determined that the Chief Executive Officer is not required to repay any amounts advanced to him pursuant to his undertaking agreement for legal fees and expenses incurred in connection with the SEC investigation. Under the Regulations and Ohio law, the Company may also be required to indemnify each officer in connection with the SEC investigation.
The Company accounts for the undertaking agreements as guarantee liabilities. In order to estimate the fair value of future obligations under these undertaking agreements, the Company periodically obtains estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. Based on these estimates, the Company recorded a guarantee liability of $215,000 and $370,000 as of September 30, 2009 and December 31, 2008, respectively, which is included within other liabilities in the accompanying consolidated balance sheets. The guarantee liability at September 30, 2009 as compared to December 31, 2008 reflects (1) a decrease of $194,237 as a result of actual legal fees and expenses incurred for services rendered through September 30, 2009 related to the undertaking agreements and (2) an increase of $39,237 as a result of a net increase in the estimated future legal costs related to the undertaking agreements. The guarantee liability at September 30, 2009 includes the legal costs estimated to be incurred in connection with the Chief Executive Officer’s settlement with the SEC, and the Company does not expect to incur other material future legal costs related to the SEC investigation with respect to the Chief Executive Officer. Due to the inherent uncertainties of the SEC investigation as it relates to the Chief Financial Officer and Vice President of Specialty Products, (1) the Company cannot estimate with reasonable certainty any future obligations related to their undertaking agreements beyond the estimated costs to respond to the Notice and (2) actual future payments related to their undertaking agreements could be materially different from the estimated fair value ($160,000) of such future payments as recorded at September 30, 2009.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
14.	Bank Line of Credit
Bancinsurance Corporation has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010, having a $0 and $2,500,000 outstanding balance at September 30, 2009 and December 31, 2008, respectively. The terms of the revolving credit agreement contain various restrictive covenants. As of September 30, 2009, Bancinsurance Corporation was in compliance with all such covenants. The bank line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% and 4.25% at September 30, 2009 and 2008, respectively). Interest expense related to the bank line of credit for the three months ended September 30, 2009 and 2008 was $0 and $27,448, respectively, and $31,076 and $54,739 for the nine months ended September 30, 2009 and 2008, respectively. The bank that provides the line of credit is also a policyholder of the Company; however the bank has no active policies with the Company.
15.	Subsequent Events
On November 13, 2009, the Board of Directors of the Company declared a cash dividend of $0.50 per share (approximately $2.6 million in the aggregate) payable on December 14, 2009 to holders of record of the Company’s common shares as of the close of business on November 30, 2009.
Also see “Discontinued Bond Program” in Note 8 and Note 13 for subsequent events related to the discontinued bond program and SEC investigation, respectively.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents and major customers, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, the current credit markets, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, the controlling interest of the Sokol family, the Securities and Exchange Commission (“SEC”) investigation, litigation, developments in the discontinued bond program and the automobile service contract program, and the other risk factors described in the Company’s filings with the SEC, any one of which might materially affect our financial condition, results of operations and/or liquidity. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume, write on a direct basis, and cede certain waste surety bond business under three quota share reinsurance arrangements. First, effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of all waste surety bonds with liability limits up to $1.2 million from two insurance carriers. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of all waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2008. For the August 1, 2009 renewal, our participation was changed to 12.5%. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. This business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly and assumed under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company.
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
For Harco, in August 2006, the Harco arbitration panel issued its Final Decision and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). Pursuant to the terms of the Final Order, we have paid Harco for our proportionate share of all past claims paid by Harco which it has invoiced to us through September 30, 2009, except as noted below.
During the third quarter of 2009, we received an invoice from Harco for approximately $0.3 million representing our proportionate share of additional claims paid by Harco. We requested that Harco provide us a detailed accounting of its payment activity. Although Harco indicated that it would provide us this information, as of September 30, 2009, we have not received such information. We also requested that Harco provide us information regarding any recoveries that Harco has received with respect to paid claims and its expected future recoveries. Harco responded that it has received and continues to receive recoveries but does not believe the reinsurers are entitled to a proportionate share of such recoveries under the terms of the Final Order. We disagree with this position. Based on certain recovery information provided by Harco during the fourth quarter of 2008, we estimate that our proportionate share of Harco’s recoveries that we believe we are entitled to receive under the Final Order is approximately $0.2 million. We do not intend to pay any current or future Harco invoices until Harco provides us the requested accounting and we resolve with Harco the reinsurers’ rights to a proportionate share of Harco’s recoveries.
As of September 30, 2009, we are reserving for Harco losses based on amounts invoiced by Harco for claims paid and on our proportionate share of Harco’s estimate of its future losses under the program as reflected in the most recent loss information provided to us by Harco (with a $0.2 million offset for recoveries as noted above).
During the third quarter of 2009, Harco informed us that it had reached an agreement in principle to settle with the Department of Homeland Security (“DHS”) regarding Harco’s immigration bond liability under the program. Based on the agreement in principle, Harco increased its reserves for immigration bonds during the third quarter of 2009 and, as a result, we increased our reserves by approximately $0.1 million. Harco further informed us that the agreement in principle would release Harco from any future liability associated with its immigration bond exposure under the program and Harco is currently working on finalizing the settlement agreement with DHS, which is subject to final approval by the Department of Justice.
Pending Arbitration. Highlands participated as an insurer in the discontinued bond program for the 2000, 2001 and 2002 program years, and we were one of its reinsurers for the 2001 and 2002 program years. Highlands was placed in receivership during 2003 (which receivership remains pending). On August 31, 2005, the Highlands’ Receiver demanded a single consolidated arbitration for the 2000, 2001 and 2002 program years against us and its other reinsurers. In November 2005, we responded to this demand by requesting a separate arbitration for the 2001 and 2002 program years and seeking rescission of the reinsurance agreement for the 2001 and 2002 program years, monetary damages for claims that were paid by us and other appropriate relief. Highlands is seeking to recover certain of its losses from us under the reinsurance agreement for the 2001 and 2002 program years. No arbitration panel has yet been constituted. On April 10, 2008, the Highlands’ Receiver filed a petition in a Texas state court seeking to compel a single consolidated arbitration for the 2000, 2001 and 2002 program years against its reinsurers, including us, and other relief. On June 5, 2008, we responded to the petition. As of September 30, 2009, the court has not ruled on the petition.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Highlands has entered into settlement agreements with the New Jersey Attorney General for its New Jersey bail bond obligations and with the DHS for its federal immigration bond obligations (collectively, the “Settlement Agreements”). The Settlement Agreements cover both past and future losses for bonds issued by Highlands. Highlands has invoiced us for our proportionate share of the settlement value under the Settlement Agreements. Highlands has also provided loss information to us with respect to potential losses for bail bonds issued in states other than New Jersey. As of September 30, 2009, we are reserving for Highlands’ losses based on amounts invoiced under the Settlement Agreements and on our proportionate share of the most recent non-New Jersey bail bond loss information provided to us by Highlands. As of both September 30, 2009 and December 31, 2008, our total loss and LAE reserves for Highlands were approximately $4.8 million.
In October 2009, we reached an agreement in principle with Highlands to settle our dispute. Based on the agreement in principle, we would pay Highlands $3.0 million to resolve the entire dispute between us, including potential future liabilities with respect to bonds issued by Highlands. The proposed settlement is subject to the approval of the Texas state court. Given the uncertainties associated with the settlement approval process, we have not adjusted our reserves as of September 30, 2009 to account for the proposed settlement. Once we determine that the proposed settlement is reasonably certain to be approved, we intend to reduce our reserve for Highlands to $3.0 million. However, given the uncertainties associated with the settlement approval process, there can be no assurance that the proposed settlement will be approved. We do not intend to pay any of the Highlands’ losses unless and until the arbitration is settled on a mutually agreeable basis and/or a final binding judgment is made as to our ultimate liability.
Given the uncertainties of the outcome of the Highlands’ arbitration and Highlands’ receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves at September 30, 2009. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
Loss and LAE Reserves. The following compares our loss and LAE reserves for the discontinued bond program at September 30, 2009 and December 31, 2008 (dollars in millions):

	September 30,	December 31,
	2009	2008
Bail Bonds:
Case reserves	$0.6	$0.4
Incurred but not reported (“IBNR”) reserves	4.0	4.2

Total bail bond reserves	4.6	4.6

Immigration Bonds:
Case reserves	0.2	0.2
IBNR reserves	1.9	1.8

Total immigration bond reserves	2.1	2.0

Total loss and LAE reserves	$6.7	$6.6

For the three and nine months ended September 30, 2009, we recorded a loss of $33,321 and $27,321, respectively, for the discontinued bond program which was primarily attributable to an increase in Harco’s immigration bond reserve estimate as a result of its agreement in principle to settle with DHS as described above, which was partially offset by a decrease in Harco’s bail bond reserve estimate. For the nine months ended September 30, 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate during the second quarter of 2008. There were no losses for the discontinued bond program for the three months ended September 30, 2008.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate (the “settlement payment”) during the fourth quarter of 2008. In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). We believe the collateral retained by us attributable to such Provider is sufficient to pay for the $1.0 million in estimated liability for the scheduled claims as of September 30, 2009. As a result of the settlement and release agreement, the $1.0 million liability associated with the Provider that is in bankruptcy is reported as “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet.
As of September 30, 2009, the Provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of September 30, 2009, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. We have estimated the claim obligations for service contracts issued by this Provider to be approximately $2.0 million as of September 30, 2009. As the collateral held by us is greater than the estimated claim obligations, the full $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”
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
SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff was considering recommending that the SEC bring a civil action against each of them for possible violations of the federal securities laws. The Notice provided the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the SEC.
On or about November 16, 2009, the Commission filed settled enforcement actions against the Company and the Chief Executive Officer that resolve the SEC investigation with respect to them. The settlement relates to one accounting matter in 2003 and first quarter of 2004: reserving for the Company’s since-discontinued bond program. Under the terms of its settlement with the SEC, the Company consented, without admitting or denying the allegations in the complaint filed by the SEC, to the entry of a final judgment permanently enjoining the Company from violating Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. No fines, civil penalties or other sanctions were assessed against the Company.
Under the terms of his settlement, the Chief Executive Officer consented, without admitting or denying the allegations in the complaint filed by the SEC, to the entry of a final judgment permanently enjoining him from violating Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5, 13b2-1 and 13b2-2 thereunder and from aiding and abetting any violation of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. He also agreed to pay a $60,000 civil penalty. The Chief Executive Officer will continue to serve in his current capacities as an officer and a director of the Company.
The settlements are subject to approval by the United States District Court for the District of Columbia, and will become final upon entry by the Court of a final judgment against the Company and the Chief Executive Officer. The settlements do not address the SEC investigation of the Company’s Chief Financial Officer and Vice President of Specialty Products concerning the same matter.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company has agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the SEC investigation. The undertaking agreements require each officer to repay the amounts advanced if it is ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. In connection with approving the Company’s settlement with the SEC, the Company’s board of directors determined that the Chief Executive Officer is not required to repay any amounts advanced to him pursuant to his undertaking agreement for legal fees and expenses incurred in connection with the SEC investigation. Under the Regulations and Ohio law, the Company may also be required to indemnify each officer in connection with the SEC investigation. The undertaking agreements are accounted for as guarantee liabilities as more fully described in Note 13 to the Condensed Consolidated Financial Statements.
For the three months ended September 30, 2009 and 2008, the Company incurred expenses of $18,193 and $1,035,773, respectively, related to the SEC investigation. For the third quarter of 2009, the $18,193 of expenses consisted of (1) $9,652 of Company expenses and (2) a $8,541 net increase in the Company’s guarantee liability associated with the undertaking agreements based on the Company’s receipt of updated estimates from each legal counsel representing the officers involved in the SEC investigation of the additional legal costs expected to be incurred for the officers to respond to the Notice under the SEC’s Wells Notice procedures. For the third quarter of 2008, the $1.0 million of expenses consisted of (1) approximately $0.6 million of Company expenses and (2) an approximately $0.4 million net increase in the Company’s guarantee liability related to the undertaking agreements. For the nine months ended September 30, 2009 and 2008, the Company incurred expenses of approximately $0.1 million and $3.1 million, respectively, related to the SEC investigation. For the first nine months of 2009, the $0.1 million of expenses consisted of (1) $0.1 million of Company expenses and (2) no material change in the Company’s guarantee liability associated with the undertaking agreements. For the first nine months of 2008, the $3.1 million of expenses consisted of (1) approximately $2.1 million of Company expenses and (2) an approximately $1.0 million net increase in the Company’s guarantee liability related to the undertaking agreements.
See “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s legal costs associated with the SEC investigation.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Nine Months Ended September 30,
	2008-2009
	Three Months Ended		Nine Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$(282,100)	(2.4)%	$(3,819,993)	(10.5)%
Net investment income	26,274	2.6%	132,840	4.7%
Net realized gains on investments	408,303	3,273.5%	295,309	75.8%
Other-than-temporary impairments on investments	1,051,152	(89.7)%	(482,316)	20.0%
Management fees	(185,812)	(286.2)%	(130,472)	(45.1)%
Total revenues	1,011,445	8.8%	(4,017,461)	(10.7)%
Losses and LAE	(141,095)	(2.6)%	(2,462,518)	(13.4)%
Policy acquisition costs	(343,183)	(11.4)%	(678,811)	(7.7)%
Other operating expenses	(155,037)	(7.9)%	(45,802)	(0.8)%
SEC investigation expenses	(1,017,580)	(98.2)%	(2,948,504)	(95.2)%
Interest expense	(116,893)	(39.3)%	(293,498)	(31.5)%
Income before federal income taxes	2,785,233	857.6%	2,411,672	434.9%
Net income	2,437,682	1,285.1%	2,079,672	323.8%
Net income for the third quarter 2009 was $2,248,001, or $0.43 per diluted share, compared to a net loss of $(189,681), or $(0.04) per diluted share, a year ago. The most significant factors that influenced this period-over-period comparison were (1) a $1.1 million ($0.7 million after tax) decrease in other-than-temporary impairment charges on investments, (2) a $1.0 million ($0.7 million after tax) decrease in expenses related to the SEC investigation and (3) a $0.4 million ($0.3 million after tax) increase in net realized gains on investments primarily due to the timing of sales of equity securities.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
For the first nine months of 2009, net income was $2,721,941, or $0.53 per diluted share, compared to $642,269, or $0.13 per diluted share, for the same period last year. The most significant factor that influenced this period-over-period comparison was a $2.9 million ($1.9 million after tax) decrease in expenses related to the SEC investigation.
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

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

GAAP:
Loss ratio	49.5%	50.1%	50.7%	52.4%
Expense ratio	40.4%	43.4%	42.3%	40.1%

Combined ratio	89.9%	93.5%	93.0%	92.5%

Statutory:
Loss ratio	49.8%	50.1%	51.3%	52.4%
Expense ratio	40.4%	44.7%	41.5%	44.3%

Combined ratio	90.2%	94.8%	92.8%	96.7%

RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Net Premiums Earned. Net premiums earned decreased 2.4%, or $282,100, to $11,302,958 for the third quarter 2009 from $11,585,058 a year ago principally due to a decrease in premiums for our ULI and GAP product lines which was partially offset by an increase in premiums for our CPI product line.
Net premiums earned for ULI decreased 9.1%, or $472,338, to $4,733,196 for the third quarter 2009 from $5,205,534 a year ago. $256,407 of the decrease related to a large financial institution customer that exited the automobile lending market in the fourth quarter of 2008. The remaining decrease was principally due to a decline in lending volume for certain of our credit union and community bank customers which we believe was primarily caused by the national decline in automobile sales when compared to a year ago. This decrease was partially offset by an increase in lending volume for two of our large financial institution customers which we believe was primarily caused by an increase in automobile sales during the third quarter 2009 as a result of the government’s cash-for-clunkers program.
Net premiums earned for CPI increased 148.2%, or $674,352, to $1,129,339 for the third quarter 2009 from $454,987 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 19.5%, or $468,618, to $1,937,253 for the third quarter 2009 from $2,405,871 a year ago primarily due to the cancellation of a poor performing GAP customer in the second quarter of 2008 combined with a decrease in lending volume for the majority of our GAP customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales.
Net premiums earned for UC products increased 9.6%, or $157,553, to $1,800,765 for the third quarter 2009 from $1,643,212 a year ago primarily due to pricing increases and new customers added for our UCassure® product.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net premiums earned for WIP decreased 8.1%, or $146,965, to $1,663,709 for the third quarter 2009 from $1,810,674 a year ago primarily due to a decrease in contract and escrow surety bond business.
For more information concerning premiums, see “Business Outlook” below.
Net Investment Income. Net investment income increased 2.6%, or $26,274, to $1,028,303 for the third quarter 2009 from $1,002,029 a year ago principally due to an increase in our average invested assets during the current quarter when compared to a year ago.
Net Realized Gains on Investments. Net realized gains on investments increased $408,303, to $420,776 for the third quarter 2009 from $12,473 a year ago primarily due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences.
For more information concerning net realized gains on investments, see “Business Outlook” below.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments decreased 89.7%, or $1,051,152, to $120,805 for the third quarter 2009 from $1,171,957 a year ago. The $120,805 in impairment charges during the third quarter 2009 were due to write-downs on nine fixed maturity securities and two closed-end mutual funds that we intend to sell before their anticipated recovery in order to utilize capital loss carrybacks for tax purposes.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees for our UCassure® product decreased 286.2%, or $185,812, to a loss of $(120,888) for the third quarter 2009 compared to revenue of $64,924 a year ago. The loss in the third quarter of 2009 was primarily due to an increase in benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE represent claims associated with insured loss events and expenses associated with adjusting and recording policy claims, respectively. Losses and LAE decreased 2.6%, or $141,095, to $5,359,720 for the third quarter 2009 from $5,500,815 a year ago principally due to a decrease in ULI and UC losses which was partially offset by an increase in CPI and GAP losses.
ULI losses and LAE decreased 12.4%, or $422,952, to $2,988,161 for the third quarter 2009 from $3,411,113 a year ago primarily due to the decline in premium described above.
CPI losses and LAE increased 428.6%, or $501,187, to $618,111 for the third quarter 2009 from $116,924 a year ago primarily due to the growth in premium described above.
GAP losses and LAE increased 26.1%, or $298,326, to $1,442,019 for the third quarter 2009 from $1,143,693 a year ago. The increase in losses was primarily caused by reserve strengthening which was partially offset by a decrease in losses as a result of the decline in premium described above.
UC losses and LAE decreased 57.3%, or $375,344, to $279,178 for the third quarter 2009 from $654,522 a year ago primarily due to the previously disclosed settlement of a dispute with a former UC customer during the third quarter of 2008, which was partially offset by an increase in reserves for our UCassure® product as a result of an increase in benefit charges.
WIP losses and LAE decreased 41.7%, or $70,037, to $97,793 for the third quarter 2009 from $167,830 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty-six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned. As a result, the decrease in WIP losses and LAE for the third quarter 2009 was primarily related to the decline in premiums earned.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Discontinued bond program losses and LAE were $33,321 for the third quarter of 2009 compared to zero a year ago. The losses for the third quarter 2009 were primarily attributable to an increase in Harco’s immigration bond reserve estimate as a result of Harco reaching an agreement in principle to settle with DHS as described above which was partially offset by a decrease in Harco’s bail bond reserve estimate. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
Other specialty products losses and LAE decreased $105,598 for the third quarter 2009 compared to a year ago primarily due to favorable loss development for one of our automobile service contract programs. See “Automobile Service Contract Program” above and “Automobile Service Contract Program” in Note 8 to the Condensed Consolidated Financial Statements for more information.
For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs decreased 11.4%, or $343,183, to $2,676,691 for the third quarter 2009 from $3,019,874 a year ago primarily due to a decrease in commission expense for our ULI product line as a result of the decline in that business described above.
Other Operating Expenses. Other operating expenses decreased 7.9%, or $155,037, to $1,818,985 for the third quarter 2009 from $1,974,022 a year ago primarily due to legal expenses incurred in the prior year related to the previously disclosed settlement of a dispute with a former UC customer during the third quarter of 2008.
SEC Investigation Expenses. SEC investigation expenses decreased 98.2%, or $1,017,580, to $18,193 for the third quarter 2009 from $1,035,773 a year ago. See “Overview-SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 39.3%, or $116,893, to $180,228 for the third quarter 2009 from $297,121 a year ago primarily due to declining interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s effective federal income tax rate was 8.6% for the third quarter 2009 compared to 41.6% a year ago. This improvement was primarily attributable to the ratio of tax-exempt investment income when compared to income from operations for each period. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the third quarter 2009, the combined ratio decreased to 89.9% from 93.5% a year ago. The loss ratio improved to 49.5% for the third quarter 2009 from 50.1% a year ago primarily due to a decrease in the loss ratio for our UC product line which was partially offset by an increase in the loss ratio for our GAP product line. The expense ratio improved to 40.4% for the third quarter 2009 from 43.4% a year ago primarily due to the decrease in other operating expenses described above combined with a decrease in the commission expense ratio for our ULI product line.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Net Premiums Earned. Net premiums earned decreased 10.5%, or $3,819,993, to $32,695,785 for the first nine months of 2009 from $36,515,778 a year ago principally due to a decrease in premiums for our ULI and GAP product lines which was partially offset by an increase in premiums for our CPI product line.
Net premiums earned for ULI decreased 23.1%, or $4,093,054, to $13,601,371 for the first nine months of 2009 from $17,694,425 a year ago. Approximately $2.1 million of the decrease related to a large financial institution customer that exited the automobile lending market in the fourth quarter of 2008. The remaining decrease was principally due to a decline in lending volume for the majority of our ULI customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales when compared to a year ago.
Net premiums earned for CPI increased 124.9%, or $1,226,783, to $2,208,674 for the first nine months of 2009 from $981,891 a year ago primarily due to one of our CPI insurance agents placing more business with us.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net premiums earned for GAP decreased 16.8%, or $1,253,106, to $6,200,721 for the first nine months of 2009 from $7,453,827 a year ago. Approximately $0.7 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008. The remaining decrease was principally due to a decline in lending volume for the majority of our GAP customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales when compared to a year ago.
Net premiums earned for UC products increased 11.7%, or $576,110, to $5,501,530 for the first nine months of 2009 from $4,925,420 a year ago primarily due to pricing increases and new customers added for our UCassure® product combined with an increase in audit premium for our excess of loss product.
Net premiums earned for WIP decreased 5.3%, or $282,956, to $5,009,274 for the first nine months of 2009 from $5,292,230 a year ago primarily due to a decrease in escrow surety bond business.
For more information concerning premiums, see “Business Outlook” below.
Net Investment Income. Net investment income increased 4.7%, or $132,840, to $2,943,449 for the first nine months of 2009 from $2,810,609 a year ago principally due to an increase in our average invested assets during the first nine months of 2009 when compared to a year ago.
Net Realized Gains on Investments. Net realized gains on investments increased 75.8%, or $295,309, to $684,942 for the first nine months of 2009 from $389,633 a year ago primarily due to the timing of sales of equity securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences.
For more information concerning net realized gains on investments, see “Business Outlook” below.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments on investments increased 20.0%, or $482,316, to $2,887,994 for the first nine months of 2009 from $2,405,678 a year ago. The impairment charges during the first nine months of 2009 were primarily due to the following: (1) $1,316,177 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by current market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; (4) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the current market conditions; and (5) $78,420 in impairment charges for nine fixed maturity securities that we intend to sell before their anticipated recovery in order to utilize capital loss carrybacks for tax purposes.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees for our UCassure® product decreased 45.1%, or $130,472, to $158,766 for the first nine months of 2009 from $289,238 a year ago primarily due to an increase in benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 13.4%, or $2,462,518, to $15,911,376 for the first nine months of 2009 from $18,373,894 a year ago principally due to a decrease in ULI losses which was partially offset by an increase in GAP losses.
ULI losses and LAE decreased 29.6%, or $3,749,166, to $8,897,175 for the first nine months of 2009 from $12,646,341 a year ago primarily due to the decline in premium described above.
CPI losses and LAE increased 223.9%, or $684,551, to $990,279 for the first nine months of 2009 from $305,728 a year ago primarily due to the growth in premium described above.
GAP losses and LAE increased 30.5%, or $1,237,622, to $5,294,651 for the first nine months of 2009 from $4,057,029 a year ago. The increase in losses was primarily caused by an increase in both frequency and severity of losses for the majority of our GAP customers which was partially offset by a decrease in losses as a result of the decline in premium described above. We believe the increase in severity has primarily related to an overall decline in used automobile values when compared to a year ago.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
UC losses and LAE decreased 38.1%, or $361,400, to $587,481 for the first nine months of 2009 from $948,881 a year ago primarily due to the previously disclosed settlement of a dispute with a former UC customer during the third quarter of 2008, which was partially offset by an increase in reserves for our UCassure® product as a result of an increase in benefit charges.
WIP losses and LAE decreased 18.8%, or $88,602, to $381,590 for the first nine months of 2009 from $470,192 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty-six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned. As a result, the decrease in WIP losses and LAE for the first nine months of 2009 was primarily related to the decline in premiums earned.
Discontinued bond program losses and LAE were $27,321 for the first nine months of 2009 which was primarily attributable to an increase in Harco’s immigration bond reserve estimate as a result of Harco reaching an agreement in principle to settle with DHS as described above which was partially offset by a decrease in Harco’s bail bond reserve estimate. For the nine months ended September 30, 2008, we recorded a benefit of $60,929 for the discontinued bond program which was primarily attributable to a decrease in Harco’s reserve estimate during the second quarter of 2008. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
Other specialty products losses and LAE decreased $273,773 for the first nine months of 2009 compared to a year ago primarily due to favorable loss development for one of our automobile service contract programs. See “Automobile Service Contract Program” above and “Automobile Service Contract Program” in Note 8 to the Condensed Consolidated Financial Statements for more information.
For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs decreased 7.7%, or $678,811, to $8,160,032 for the first nine months of 2009 from $8,838,843 a year ago primarily due to a decrease in commission expense for our ULI and GAP product lines as a result of the decline in business described above. This decrease was partially offset by an increase in commission expense for our CPI product line primarily due to the growth in that business described above.
Other Operating Expenses. Other operating expenses remained relatively flat at $5,787,752 for the first nine months of 2009 compared to $5,833,554 a year ago.
SEC Investigation Expenses. SEC investigation expenses decreased 95.2%, or $2,948,504, to $147,725 for the first nine months of 2009 from $3,096,229 a year ago. See “SEC Investigation” above, “Business Outlook-Expenses,” “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information concerning the SEC investigation.
Interest Expense. Interest expense decreased 31.5%, or $293,498, to $637,447 for the first nine months of 2009 from $930,945 a year ago primarily due to declining interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s effective federal income tax rate was 8.2% for the first nine months of 2009 compared to (15.8)% a year ago. This increase was primarily attributable to the ratio of tax-exempt investment income when compared to income from operations for each period. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the first nine months of 2009, the combined ratio increased to 93.0% from 92.5% a year ago. The loss ratio improved to 50.7% the first nine months of 2009 from 52.4% a year ago primarily due to a decrease in the loss ratio for our ULI and UC product lines which was partially offset by an increase in the loss ratio for our GAP and CPI product lines. The expense ratio increased to 42.3% for the first nine months of 2009 from 40.1% a year ago primarily due to the amount of other operating expenses relative to the decrease in net premiums earned combined with a higher commission expense ratio given the decline in lender service business which has a lower commission structure when compared to our UC and WIP product lines.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
BUSINESS OUTLOOK
Lender Service Products
Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The recent turmoil in the credit markets has impacted automobile sales as consumers are struggling to qualify for loans. In addition, many consumers are not willing to make big purchases, such as for a new automobile. In 2008, the automobile industry experienced its worst sales results in 15 years. During the first nine months of 2009, General Motors, Ford, Toyota, Honda, Chrysler and Nissan all reported U.S. sales drops when compared to a year ago. Overall, U.S. new automobile sales were down approximately 27% for the first nine months of 2009 when compared to a year ago. As a result, many of our financial institution customers have experienced declines in lending volume for automobiles during the first nine months of 2009. For ULI and GAP, our premium collections were down 22% and 30%, respectively, for the first nine months of 2009 which is generally consistent with the decline in U.S. automobile sales. Although there was some positive news for automobile sales during the month of August 2009 resulting from the government’s cash-for-clunkers program, it appears that such positive news was reversed in September 2009 when automobile sales were down 41% from August 2009. Based on the current economic conditions, we believe it is likely that our lender service premium volume will decline for fiscal year 2009 when compared to fiscal year 2008; however, we cannot predict how much of a decline we will experience. In addition, one of our larger ULI financial institution customers exited the automobile lending market during the fourth quarter of 2008. During 2008, this ULI customer had net premiums earned of $2.3 million and its combined ratio was 70%. We will not have any earned premiums from this customer in 2009.
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
One of the actions we took to mitigate our increased frequency and severity of losses was cancelling a poor performing GAP customer in the second quarter of 2008. During 2008 and the first nine months of 2009, this GAP customer had net premiums earned of $2.4 million and $1.3 million, respectively, and its combined ratio was 134% and 147%, respectively. As noted above, it will take a number of years for this block of business to fully run-off.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with an EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. This program reduced our commission expense by $0.8 million in 2008 compared to $0.3 million in 2007. We expect this program to reduce our commission expense by approximately $1.2 million during fiscal year 2009. As of September 30, 2009, we had approximately $2.2 million of deferred ceded commissions for this program that will be earned over approximately four years.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Furthermore, we cannot predict how much of an impact, if any, the bankruptcy protection filings of General Motors and Chrysler will have on our premium volume and/or loss experience.
Unemployment Compensation, Waste Industry and Other Specialty Products
Increased benefit charge levels for our UC customers could result in lower management fees and/or increased losses for our UC product line. During the first nine months of 2009, we experienced a 20% increase in benefit charges for our UCassure® product when compared to a year ago. We expect that our excess of loss product will also experience an increase in benefit charges, especially considering its geographical concentration in California (approximately 35% of this business is in California). Given the current economic conditions, including rising unemployment, we believe it is likely that we will continue to experience an increase in benefit charges for fiscal year 2009 when compared to fiscal year 2008: however, we cannot predict how much of an increase we will experience or how material the impact will be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the coverage and pricing of our products and taking actions when necessary. For example, benefit charges paid for our UCassure® product increased approximately 20% during the first nine months of 2009 when compared to a year ago which is generally consistent with the rate increases taken for this product for fiscal year 2009.
As discussed in “Overview-Products and Services” above, effective August 1, 2009, our participation was changed from 5% to 12.5% for one of the reinsurance arrangements under our WIP program. On an annualized basis, we estimate that this change in participation should increase our net premiums earned by approximately $1.5 million.
Since we began participating in the WIP program in 2004 there have not been any claims to date, other than some contract and escrow surety bond claims. If we were to have significant claims experience on this program during fiscal year 2009, such claims experience could have a material impact on our financial performance if our reserves prove to be materially deficient. As of September 30, 2009, our net loss and LAE reserves for the WIP program were approximately $2.7 million. We currently do not believe that our reserves will be materially deficient. For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Furthermore, any developments on the discontinued bond program, including Harco and Highlands’ loss development and the Highlands’ arbitration and receivership proceeding, could have a material impact on our future results of operations and/or financial condition. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information concerning the discontinued bond program.
Expenses
As previously disclosed, the Company concluded three of the discontinued bond program arbitrations during 2006, and only the Highlands’ arbitration remains pending. Because there was little activity in the Highlands’ arbitration during 2008 and the first nine months of 2009, we incurred minimal legal costs during such periods for the Highlands’ arbitration. As disclosed above, we have reached an agreement in principle with Highlands to settle our dispute. If the proposed settlement is approved by the Texas state court, we do not expect to incur future material legal costs related to the Highlands’ arbitration. However, given the uncertainties associated with the settlement approval process, there can be no assurance that the proposed settlement will be approved. If the proposed settlement is not approved, while we do not expect to incur material legal costs for the Highlands’ arbitration during the fourth quarter 2009, we cannot predict with reasonable certainty the amount or range of amounts of legal costs that we will incur for the Highlands’ arbitration during future periods following the fourth quarter 2009; however, the amount of such legal costs could be material to our results of operations when the arbitration proceeding takes place. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements for more information regarding the discontinued bond program arbitrations.
As previously disclosed, during the fourth quarter of 2007, the Company and certain of its current officers received the Notice from the SEC staff and the Company entered into undertaking agreements with such officers. As a result of these events, we incurred the following expenses during the last eight quarters related to the SEC investigation:

	4Q2007	1Q2008	2Q2008	3Q2008	4Q2008	1Q2009	2Q2009	3Q2009
SEC investigation expenses	$2,504,122	$1,450,872	$609,584	$1,035,773	$193,233	$58,148	$71,384	18,193

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As a result of the Company’s and the Chief Executive Officer’s settlements with the SEC, we anticipate that (1) the Company’s total expenses with respect to the SEC investigation during fiscal year 2009 will be approximately $0.2 million to $0.3 million and (2) any material Company expenses related to the SEC investigation in future periods after fiscal year 2009 will be limited to its obligations under the undertaking agreements with the Chief Financial Officer and Vice President of Specialty Products. Due to the inherent uncertainties of the SEC investigation as it relates to the Chief Financial Officer and Vice President of Specialty Products, (1) the Company cannot estimate with reasonable certainty any future obligations related to their undertaking agreements beyond the estimated costs to respond to the Notice and (2) actual future payments related to their undertaking agreements could be materially different from the estimated fair value ($160,000) of such future payments as recorded at September 30, 2009.
See “Overview-SEC Investigation” above, “Liquidity and Capital Resources” and “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the SEC investigation.
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our bank line of credit. Interest rates have declined during the first nine months of 2009 when compared to a year ago. If interest rates remained the same throughout the remainder fiscal year 2009 as they were at September 30, 2009 and if we did not draw additional amounts on our bank line of credit, we would experience a $0.4 million decrease in interest expense during fiscal year 2009 when compared to fiscal year 2008. See “Liquidity and Capital Resources” below and Notes 4 and 14 to the Condensed Consolidated Financial Statements for more information concerning our trust preferred debt and revolving line of credit.
Investments
As of September 30, 2009, approximately 95% of our fixed maturity portfolio was invested in tax-exempt municipal bonds which consisted primarily of revenue issue bonds (93%) and general obligation bonds (7%). During the third quarter of 2009, market liquidity for such bonds improved, but was still being negatively affected by the current economic conditions and recent changes on Wall Street. Trading desks at firms such as Bear Stearns, Lehman Brothers, Merrill Lynch, and Wachovia had previously played significant roles in supplying liquidity in the bond markets. With these brokers no longer in existence or merged into other entities and other financial institutions accumulating capital, the municipal bond markets witnessed a dramatic widening in bid/ask spreads and a decrease in trading volume during the second half of 2008. Municipal bond returns from September through December of 2008 were the worst of any such period in the past 20 years. Returns for municipal bonds improved considerably during the third quarter of 2009 as municipal bond funds saw record positive cash flow in the third quarter of 2009, and considerable liquidity returned as bond traders made markets in more municipal securities, thereby enhancing demand. As a result, municipal bond prices improved as of September 30, 2009 when compared to December 31, 2008, and the gross unrealized loss for our fixed maturity portfolio decreased from $7.8 million at December 31, 2008 to $1.7 million at September 30, 2009. The fair value of our fixed maturity portfolio could also be impacted by credit rating actions and related financial uncertainty associated with insurance companies that guarantee the obligations of some of our bonds. While municipal credits continue to demonstrate relative credit quality stability, market conditions are still somewhat unsettled.
Many of the securities within our equity portfolio have also been negatively impacted by the current economic conditions. During the first nine months of 2009, we recorded approximately $2.9 million of impairment charges for our investment portfolio (approximately $2.2 million for equity securities and approximately $0.7 million for fixed maturity securities). A stock market rally that materialized in mid-March 2009 continued through the third quarter of 2009. As a result, our equity portfolio improved as of September 30, 2009 when compared to December 31, 2008, and the gross unrealized loss for our equity portfolio decreased from $1.4 million at December 31, 2008 to zero at September 30, 2009.
Based on the current economic conditions and our other-than-temporary impairment accounting policy, additional impairment charges within our investment portfolio are possible during the remainder of fiscal year 2009. As disclosed in Note 3 to the Condensed Consolidated Financial Statements and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below, we begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. As shown in Note 3 to the Condensed Consolidated Financial Statements, as of September 30, 2009, we did not have any equity securities that had a fair value to book value ratio below 80%. Assuming the estimated fair value for our equity securities remained the same during the remainder of 2009 as they were at September 30, 2009, we would not likely record any material other-than-temporary impairment charges for equity securities during the remainder of 2009. With respect to those fixed maturity securities having a fair value to book value ratio below 80% as shown in Note 3 to the Condensed Consolidated Financial Statements, all of these securities are investment grade and we would likely not have any material other-than-temporary impairment charge on these securities during the remainder of 2009 unless they were to fall below investment grade. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount or range of amounts of other-than-temporary impairment charges, if any, that will be recorded during the remainder of 2009; however, if market conditions deteriorate, we believe that the amount of such other-than-temporary impairment charges could be material to our results of operations. For more information concerning the unrealized loss position of our investment portfolio and impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
During the first nine months of 2009, we recorded approximately $0.7 million of net realized gains on investments primarily due to sales of equity securities that had previously been written down as an other-than-temporary impairment and then had subsequent recovery in value. We generally decide whether to sell securities based upon investment opportunities and tax consequences. As of September 30, 2009, we had approximately $0.8 million of tax capital loss carrybacks that will expire at the end of 2009. In order to utilize some, if not all, of our tax capital loss carrybacks prior to their expiration, it is reasonably likely that we will continue to sell securities during the fourth quarter of 2009 that have previously been written down and have had subsequent recovery in value. Sales of these securities would generate realized losses for tax purposes but would likely generate realized gains for book purposes. For example, in October 2009, we sold fixed maturity and equity securities that generated net realized gains for book purposes of approximately $0.5 million compared to net realized losses for tax purposes of approximately $0.5 million. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount of realized gains (losses) that will be recorded for book purposes during the remainder of fourth quarter of 2009; however, we believe that the amount of such realized gains (losses) could be material to our results of operations.
Based on the factors discussed above and the current economic conditions, our outlook for the remainder of the 2009 fiscal year remains cautious.
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of September 30, 2009, our capital structure consisted of trust preferred debt issued to affiliates and shareholders’ equity and is summarized in the following table:

	September 30,	December 31,
	2009	2008

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	—	2,500,000

Total debt obligations	15,465,000	17,965,000

Total shareholders’ equity	44,928,079	34,660,381

Total capitalization	$60,393,079	$52,625,381

Ratio of total debt obligations to total capitalization	25.6%	34.1%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.33% and 6.81% at September 30, 2009 and 2008, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.33% and 7.81% at September 30, 2009 and 2008, respectively), are redeemable at par and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of September 30, 2009, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010. At September 30, 2009 and December 31, 2008, the outstanding balance under the line of credit was zero and $2,500,000, respectively. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% and 4.25% at September 30, 2009 and 2008, respectively). The terms of the revolving credit agreement contain various restrictive covenants. As of September 30, 2009, Bancinsurance Corporation was in compliance with all such covenants. We utilize the line of credit from time to time based on short-term cash flow needs, the then current prime rate and expected changes in the prime rate, Ohio Indemnity’s capital position and the dividend limitations on Ohio Indemnity as discussed below.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through (1) cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income, and (2) our cash and short-term investment portfolio. In addition, our fixed maturity investment portfolio has historically generated additional cash flows through bond maturities and calls (over 90% of our fixed maturity portfolio has call features). When a bond matures or is called by the issuer, the resulting cash flows are generated without selling the security at a loss. We utilize these cash flows to either build our cash and short-term investment position or reinvest in other securities, depending on our liquidity needs. To the extent our cash from operations, cash and short-term investments and cash flows from bond maturities or calls are not sufficient to meet our liquidity needs, our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturity and equity securities. As of September 30, 2009, we had $57,463,864 of available for sale fixed maturity and equity securities that were in an unrealized gain position that, if necessary, we could sell without recognizing a loss to meet liquidity needs. After satisfying our cash requirements and meeting our desired cash and short-term investment position, any excess cash flows from our operating and/or investment activities are used to build our investment portfolio and thereby increase future investment income. For more information concerning our investment portfolio, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
The following table sets forth our cash and short-term investment position at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Cash and short-term investments	$5,633,613	$11,439,101
Money market mutual fund(1)	3,004,556	49,096

Total cash and short-term investments	$8,638,169	$11,488,197

(1)
Even though it is classified as an equity security in our accompanying balance sheet, we treat the money market mutual fund as a short-term investment for purposes of our liquidity management because of its liquid nature.

Given the decrease in expenses associated with the SEC investigation in 2009, we decreased our cash and short-term investment position as of September 30, 2009 when compared to December 31, 2008.
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
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at September 30, 2009. Ultimate payment on the discontinued bond program may result in a material increase in cash outflows from operations. We consider the discontinued bond program liabilities and the related Highlands’ arbitration as we manage our assets and liabilities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed maturity investments with the expected payout of our liabilities for the discontinued bond program. There are no significant variations between the maturity of our investments and the expected payout of our loss and LAE reserves for the discontinued bond program.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
During 2008, Bancinsurance Corporation experienced a significant increase in expenses and cash outflow as a result of expenses associated with the SEC investigation. Based on management’s expectation that Bancinsurance Corporation would continue to incur significant expenses and have significant cash outflows related to the SEC investigation during 2008, Bancinsurance Corporation drew $2.5 million on its bank line of credit on March 31, 2008. Given the decrease in expenses associated with the SEC investigation during 2009, Bancinsurance Corporation paid down the entire $2.5 million balance on the bank line of credit during the second quarter of 2009. At September 30, 2009 and December 31, 2008, Bancinsurance Corporation had total cash and invested assets of $1.3 million and $3.8 million, respectively. This decrease was primarily due to Bancinsurance Corporation paying down the $2.5 million balance on the bank line of credit. As a result of the Company’s and the Chief Executive Officer’s settlements with the SEC, management expects that Bancinsurance Corporation’s future expenses will return to historical levels and Bancinsurance Corporation will be able to meet its cash flow requirements from the sources described above. See “Overview-SEC Investigation” and “Business Outlook-Expenses” above, “Critical Accounting Policies-Guarantee Liabilities” below and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the SEC investigation and related uncertainty associated with Bancinsurance future expenses as they relate to the SEC investigation with respect to the Chief Financial Officer and Vice President of Specialty Products.
On November 13, 2009, Bancinsurance Corporation’s board of directors declared a cash dividend of $0.50 per share (approximately $2.6 million in the aggregate) payable on December 14, 2009 to holders of record of its common shares as of the close of business on November 30, 2009. While Bancinsurance Corporation has not historically paid cash dividends, we believe that, based on our current capital levels in relation to our current cash requirements, the dividend provides a return on capital to our shareholders without compromising our capital structure or materially impacting our liquidity. The declaration and payment of future dividends (if any) are subject to the discretion of Bancinsurance Corporation’s board of directors and will depend upon our results of operations, financial condition, capital levels and requirements, cash requirements and future prospects, any legal, tax, regulatory and contractual restrictions and other factors deemed relevant by the board of directors. Accordingly, there can be no assurance that Bancinsurance Corporation will declare and pay any future dividends.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance Corporation in the form of dividends without the prior approval of the Department. Ohio Indemnity may pay dividends without such prior approval only from earned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of its statutory surplus as of the end of the prior fiscal year or statutory net income for the prior calendar year. During 2009, the maximum amount of dividends that may be paid to Bancinsurance Corporation by Ohio Indemnity without such prior approval is $4,516,755. On October 26, 2009, Ohio Indemnity’s board of directors declared a cash dividend in an aggregate amount of $2.5 million that was paid to Bancinsurance Corporation on November 5, 2009. This dividend did not have a material impact on the Company’s liquidity.
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the NAIC and the Department. This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of September 30, 2009.
Net cash provided by (used in) operating activities was $3,876,126 and $(3,864,187) for the first nine months of 2009 and 2008, respectively. The increase in cash provided by operating activities was primarily due to the following: (1) an approximately $3.9 million decrease in legal expenses paid during the first nine months of 2009 when compared to a year ago related to the SEC investigation; (2) an increase in net premiums collected of approximately $1.7 million primarily attributable to $4.5 million of retrospective premium adjustment payments that were made in the first nine months of 2008 compared to zero in first nine months of 2009, which was partially offset by a $3.1 million decrease in net premiums collected for our lender service product line; and (3) a decrease of approximately $2.0 million in net losses and policy acquisition costs paid for the first nine months of 2009 compared to a year ago primarily due to the decline in lender service business.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net cash (used in) provided by investing activities was $(3,539,771) and $79,537 for the first nine months of 2009 and 2008, respectively. The decrease was primarily due to the use of certain investment proceeds to fund operating cash requirements during the first nine months of 2008, whereas for the first nine months of 2009, excess cash from operations was used to purchase investments.
Net cash (used in) provided by financing activities was ($2,483,605) and $2,500,000 for the first nine months of 2009 and 2008, respectively. The cash received in the first nine months of 2008 was due to a $2,500,000 draw on our bank line of credit during that period. The cash used in the first nine months of 2009 was primarily due to the pay down of the entire $2,500,000 bank line of credit during the second quarter of 2009 as described above.
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
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed maturity and closed-end mutual fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed maturity securities are required to be investment grade at the time of purchase to protect investments. As of September 30, 2009, approximately 98% of our fixed maturity portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit quality of our fixed maturity portfolio. In performing our other-than-temporary impairment analysis for our fixed maturity securities and closed-end mutual funds, we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 3 to the Condensed Consolidated Financial Statements for information regarding our securities that were in an unrealized loss position at September 30, 2009 which were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations-Other-Than-Temporary Impairments on Investments,” “Business Outlook-Investments” and “Liquidity and Capital Resources” above and Note 3 to the Condensed Consolidated Financial Statements.
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
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 8 to the Condensed Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $6.7 million at September 30, 2009. Given the uncertainties of the outcome of the Highlands’ arbitration and receivership proceeding, uncertainties in the future loss information provided by Harco and Highlands and the inherent volatility in assumed reinsurance, actual losses incurred for the discontinued bond program could be materially different from our estimated reserves. As a result, future loss development on the discontinued bond program could have a material effect on our results of operations and/or financial condition.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As of September 30, 2009, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
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
Guarantee Liabilities
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, we account for the undertaking agreements related to the SEC investigation as guarantee liabilities. Due to the inherent uncertainties of the SEC investigation as it relates to the Chief Financial Officer and Vice President of Specialty Products, actual future payments related to the undertaking agreements may be materially different than the guarantee liability recorded at September 30, 2009. Because of the subjective nature inherent in assessing the estimated future costs associated with the undertaking agreements and the potential that our estimated future costs may be materially different than our actual future costs, such estimates are considered to be critical accounting estimates. See “Overview-SEC Investigation,” “Business Outlook-Expenses” and “Liquidity and Capital Resources” above and Note 13 to the Condensed Consolidated Financial Statements for more information regarding the SEC investigation.
Deferred Policy Acquisition Costs
Costs of acquiring insurance business that vary with, and are primarily related to, the production of new and renewal business are deferred and amortized over the period in which the related premiums are recognized. Such deferred costs principally consist of up-front commissions and premium taxes and are reported net of ceding commissions. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, anticipated investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future losses associated with the unearned premium. If such deferred policy acquisition costs are estimated to be unrecoverable, they will be expensed in the period identified.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe to be material to investors.
Item 4. Controls and Procedures
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report.
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
SEC Investigation. See “Overview- SEC Investigation,” “Business Outlook-Expenses” and “Liquidity and Capital Resources” in Item 2 of Part I above and Note 13 to the Condensed Consolidated Financial Statements for information concerning the SEC investigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of common shares of the Company during the third quarter 2009:
Issuer Purchases of Equity Securities

					Total number of	Maximum number (or
					shares (or units)	approximate dollar value)
	Total number		Average price		purchased as part	of shares (or units) that may
	of shares (or units)		paid per share		of publicly announced	yet be purchased under the
Period	purchased		(or unit)		plans or programs	plans or programs
Month #1 (July 1, 2009 through July 31, 2009)	4,822	(1)	3.40	(1)	—	—

Month #2 (August 1, 2009 through August 31, 2009)	—		—		—	—

Month #3 (September 1, 2009 through September 30, 2009)	—		$—		—	—

Total	4,822		$3.40		—	—

(1)
The 4,822 common shares were acquired by the Company in connection with the delivery by certain participants in our 2002 Stock Incentive Plan of common shares already owned by such participants as payment for tax withholdings associated with the vesting of restricted common shares on July 31, 2009.

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

BANCINSURANCE CORPORATION
(Registrant)

Date: November 16, 2009	By:	/s/ John S. Sokol John S. Sokol Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Matthew C. Nolan

Matthew C. Nolan Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)