Form 10-K
period 2009-12-31
BANCINSURANCE CORP
filed 2010-03-01
CIK 276400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
COMMON SHARES, WITHOUT PAR VALUE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $7,647,426.
The number of outstanding common shares, without par value, of the registrant as of February 2, 2010 was 5,205,706.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
2009 FORM 10-K

FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents and major customers, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, the current credit markets, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, the controlling interest of the Sokol family, litigation, and the other risk factors described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), any one of which might materially affect our financial condition, results of operations and/or liquidity. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
PART I
ITEM 1. BUSINESS
GENERAL/OVERVIEW
Bancinsurance Corporation, an Ohio corporation formed in 1970, is an insurance holding company primarily engaged in the underwriting of specialized property/casualty insurance products through our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), an Ohio corporation. Our principal sources of revenue are premiums and ceded commissions for insurance policies and income generated from our investment portfolio. Ohio Indemnity is licensed to transact business in 49 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of The Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. In addition, our wholly-owned subsidiary, Ultimate Services Agency, LLC (“USA”), an Ohio limited liability company which we formed in July 2002, is a property/casualty insurance agency. We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. Financial information for our business segments for the years ended December 31, 2009 and 2008 is included in Note 22 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Unless the context indicates otherwise, all references herein to “Bancinsurance,” “we,” “Registrant,” “us,” “its,” “our” or the “Company” refer to Bancinsurance Corporation and its consolidated subsidiaries.
General information about Bancinsurance is available on the Company’s website, www.bancinsurance.com. Unless specifically and expressly incorporated herein by reference, information on our website is not and should not be considered part of this Annual Report on Form 10-K.
PRODUCTS AND SERVICES
Ohio Indemnity Company
Our premiums written and premiums earned are derived primarily from three distinct product lines offered by Ohio Indemnity: (1) lender service; (2) unemployment compensation; and (3) waste industry.
Lender Service Products. Our lender service product line offers four types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is sold to lending institutions, such as banks, savings and loan associations, credit unions, automobile dealers and finance companies. ULI insures against damage to pledged collateral in cases where the collateral is not otherwise insured. Our standard ULI policy covers physical damage to the collateral in an amount not to exceed the lesser of the collateral’s fair market value or the outstanding loan balance. This blanket vendor single interest policy is generally written to cover the lending institution’s complete portfolio of collateralized personal property loans, which generally consists of automobile loans. We also offer supplemental insurance coverages, at additional premium cost, for losses resulting from unintentional errors in lien filings and conversion, confiscation and skip risks. Conversion risk coverage protects the lender from unauthorized and wrongful taking of the lender’s title to the collateral. Skip risk coverage protects the lender when a delinquent debtor disappears with the loan collateral. The premiums charged for ULI are based on claims experience, loan volumes and general market conditions. During 2009, we provided ULI coverage to approximately 300 lending institutions.

Second, creditor placed insurance (“CPI”) provides an alternative to our traditional blanket vendor single interest product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers an automobile lender’s loan portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. The lender then charges the premium to the borrower. The National Association of Insurance Commissioners (“NAIC”) developed a “model act” for CPI in 1996 and several states have adopted its provisions. The model act helped to clarify program parameters that are acceptable to regulators. We believe our CPI product complies with the model act. During 2009, we provided CPI coverage to approximately 200 lending institutions.
Third, guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a lease or loan contract and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. The “gap” results from the way loans and leases amortize compared to depreciation patterns of vehicles. Leasing, low or no down payment loans, long-term loans (60-84 months) and low trade-in prices contribute to such “gap” amounts. GAP insurance policies insure lenders, lessors and auto dealers who waive “gap” amounts and elect to purchase GAP insurance to cover the risk assumed by making the waiver. We offer two primary forms of GAP insurance products. First, voluntary GAP insurance policies are primarily sold to lenders and lessors who in turn sell such policies directly to the borrower when a vehicle is purchased or leased. Second, blanket GAP insurance policies are sold to lessors who typically waive “gap” amounts on all of their leases. During 2009, we provided GAP coverage to approximately 375 lenders, lessors and auto dealers.
Fourth, equipment physical damage insurance (“EPD”) is an all risk policy written to cover agricultural, construction and commercial equipment vehicles. EPD was introduced in 2007 and offers insurance protection for financed equipment purchases. This policy protects both lenders and consumers against the risk of physical damage or theft of their financed equipment and is available for the term of the loan or an annual basis. During 2009, we provided EPD coverage for an equipment manufacturer, which was then ceded to its producer-owned reinsurance company (“PORC”).
Unemployment Compensation Products. Our unemployment compensation (“UC”) products are utilized by entities that are qualified to elect not to pay unemployment compensation taxes and instead reimburse state unemployment agencies for benefits paid by the agencies to the entities’ former employees. Through our UCassure® and excess of loss products, we indemnify the qualified entity for liability associated with its reimbursing obligations. In addition, we underwrite surety bonds that certain states require employers to post in order to obtain reimbursing status for their unemployment compensation obligations. During 2009, we provided UC insurance coverage to approximately 100 customers.
Waste Industry Products. Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume, write on a direct basis, and cede certain waste surety bond business under three quota share reinsurance arrangements. First, effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of waste surety bonds with liability limits up to $1.2 million from two insurance carriers. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2008. For the August 1, 2009 renewal, our participation was changed to 12.5%. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. Effective October 1, 2009, we increased our participation from 25% to 33% for our contract surety assumed reinsurance arrangement. The contract and escrow surety bond business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly, assumed and ceded under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company. During 2009, we provided WIP coverage to approximately 100 customers.
Ohio Indemnity is currently listed on the United States Treasury Department’s listing of approved surety companies (the “Treasury Listing”). The Treasury Listing is required for all surety companies who issue or reinsure surety bonds naming the United States government or any branch or agency of the United States government as the obligee. The Treasury Listing also establishes a company’s maximum net loss exposure amount on any one surety bond based on its capital and surplus. Many governmental entities, both federal and non-federal, that issue landfill licenses and permits will accept surety bonds only from insurance companies that are on the Treasury Listing. Ohio Indemnity’s Treasury Listing is reviewed annually and was last updated on July 1, 2009 with a maximum net exposure, after reinsurance, in any single surety bond of $4.5 million. If Ohio Indemnity’s Treasury Listing were revoked, or if its surety bond limit were reduced, it would eliminate or reduce the Company’s ability to write and assume business under our WIP and UC product lines. This could have a material adverse effect on our business, financial condition and/or operating results.
Other Specialty Products. We have certain other specialty products which consist primarily of two vehicle service contract programs. The premiums produced under other specialty products are not considered material to our results of operations. For our two vehicle service contract programs, we maintain reinsurance and/or collateral in excess of our estimated claim obligations, which reduces our risk of loss. For more information concerning one of the vehicle service contract programs, see “Automobile Service Contract Program” in Note 15 to the Consolidated Financial Statements and “Overview-Automobile Service Contract Program” in Item 7 below.
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
Importance of Industry Ratings
Ohio Indemnity received an “A-” (Excellent) rating with a stable outlook from A.M. Best in October 2009. A.M. Best generally assigns ratings based on an insurance company’s ability to pay policyholder obligations (not based on protection of investors) and focuses on capital adequacy, loss and loss expense reserve adequacy and operating performance. If our performance in these areas declines, A.M. Best could downgrade our rating. A downgrade of our rating could cause our current or future insurance agents and insureds to choose other, more highly rated competitors. In addition, we believe that not having an “A-” rating or better could impact an agent’s or customer’s willingness to place business with Ohio Indemnity.
Reliance on General Agents and Major Customers
During 2009, approximately $63.3 million (86.5%) of our gross premiums written were distributed among five general agents and three major customers as follows (dollars in millions):

Type	Gross Premiums Written	% of Total
Customer	$24.3	33.3%
General Agent	9.3	12.8
General Agent	6.5	8.8
Customer	6.2	8.5
General Agent	4.5	6.1
Customer	4.4	6.0
General Agent	4.3	5.8
General Agent	3.8	5.2

TOTAL	$63.3	86.5%

The above customers are not obligated to buy the Company’s insurance products and the above agents are not obligated to promote the Company’s insurance products and may sell competitors’ insurance products. As a result, our business depends in part on our ability to offer insurance products and services that meet the requirements of these customers, these agents and the customers of these agents and on the marketing efforts of these agents. In addition, these relationships may be discontinued, or if they do continue, they may not remain profitable for us. A loss of all or substantially all the business produced by one or more of these customers and/or agents could have a material adverse effect on our business, financial condition and/or operating results.
REINSURANCE
We assume and cede reinsurance with other insurers and reinsurers. Such arrangements serve to enhance our capacity to write business, provide greater diversification, align the interests of our business partners with our interests and/or limit our maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers, for accounting purposes, to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreement. The ability to collect reinsurance is subject to the solvency of the reinsurers and/or collateral provided under the reinsurance agreement.
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
Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. Under this arrangement, we ceded premiums earned of $24,177 and $1,958,377 for the years ended December 31, 2009 and 2008, respectively.
Effective January 1, 2005, we entered into a producer-owned reinsurance arrangement with a GAP agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Under this arrangement, we ceded premiums earned of $4,857,697 and $4,657,167 for the years ended December 31, 2009 and 2008, respectively.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with an EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Under this arrangement, we ceded premiums earned of $17,244,926 and $11,785,400 for the years ended December 31, 2009 and 2008, respectively.
Under our WIP product line, we assume, write on a direct basis, and cede certain waste, contract and escrow surety bond business under various reinsurance arrangements described above. Under this program, we assumed premiums earned of $4,695,769 and $5,292,338 for the years ended December 31, 2009 and 2008, respectively, and ceded premiums earned of $2,594,267 and $2,438,384 for the years ended December 31, 2009 and 2008, respectively.
In addition to the reinsurance arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share reinsurance arrangements, one UC facultative reinsurance arrangement, and three reinsurance arrangements for our vehicle service contract programs (for more information concerning one of our vehicle service contract programs, see “Automobile Service Contract Program” in Note 15 to the Consolidated Financial Statements and “Overview-Automobile Service Contract Program” in Item 7 below). Under these arrangements, we ceded premiums earned of $554,078 and $618,788 for the years ended December 31, 2009 and 2008, respectively.
From 2001 until the end of the second quarter of 2004, we also participated in a bail and immigration bond reinsurance program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Overview-Discontinued Bond Program” in Item 7 below and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements.

REGULATION
Insurance Company Regulation
Ohio Indemnity, as an Ohio property/casualty insurance corporation, is subject to the regulatory supervision of the Department. In addition, Ohio Indemnity is subject to regulation in each jurisdiction in which it is licensed to write business.
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
Numerous states require deposits of assets by insurance companies to protect policyholders. Such deposits must consist of securities which comply with standards established by the particular state’s insurance department. As of December 31, 2009, we have securities with an amortized cost of $5,026,215 deposited with eleven state insurance departments. The deposits, typically required by a state’s insurance department on admission to do insurance business in such state, may be increased periodically as mandated by applicable statutory or regulatory requirements.
Ohio Insurance Holding Company System Regulation
We are also subject to the Ohio Insurance Holding Company System Regulatory Act, as amended (the “Ohio Insurance Holding Company Act”), which requires that notice of the proposed payment of any dividend or other distribution by Ohio Indemnity be given to the Ohio Superintendent of Insurance (the “Ohio Superintendent”) within five business days of its declaration and at least ten days prior to payment. If such dividend or distribution is paid from other than earned surplus or the dividend or distribution, together with any other dividends or distributions made within the preceding 12 months, exceeds the greater of: (1) 10% of Ohio Indemnity’s statutory surplus as of the immediately preceding December 31, or (2) the statutory net income of Ohio Indemnity for the immediately preceding calendar year, notice of the proposed dividend or distribution must be given to the Ohio Superintendent at least 30 days prior to payment, and the Ohio Superintendent may disapprove the dividend or distribution within the 30 day period following receipt of such notice. During 2010, the maximum amount of dividends that may be paid to Bancinsurance by Ohio Indemnity without prior approval is limited to $5,300,961.
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
National Association of Insurance Commissioners
All states have adopted the financial reporting form of the NAIC, which form is typically referred to as the NAIC “annual statement.” In addition, most states, including Ohio, generally defer to NAIC with respect to statutory accounting practices and procedures. In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish quasi-legislative initiatives through amendments to the NAIC annual statement and applicable statutory accounting practices and procedures. The Department requires that insurance companies domiciled in the State of Ohio prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual.
The NAIC applies a risk-based capital test to property/casualty insurers. Ohio also applies the NAIC risk-based capital test. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2009.

SEC Investigation
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff was considering recommending that the Commission bring a civil action against each of them for possible violations of the federal securities laws. The Notice provided the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the Commission.
On November 16, 2009, the Commission filed settled enforcement actions against the Company and the Chief Executive Officer that resolve the SEC investigation with respect to them. The settlement relates to one accounting matter in 2003 and first quarter of 2004: reserving for the Company’s since-discontinued bond program. Under the terms of its settlement with the SEC, the Company consented, without admitting or denying the allegations in the complaint filed by the Commission, to the entry of a final judgment permanently enjoining the Company from violating Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. No fines, civil penalties or other sanctions were assessed against the Company. Under the terms of his settlement, the Chief Executive Officer consented, without admitting or denying the allegations in the complaint filed by the Commission, to the entry of a final judgment permanently enjoining him from violating Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5, 13b2-1 and 13b2-2 thereunder and from aiding and abetting any violation of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. He also agreed to pay a $60,000 civil penalty. On November 25, 2009, the settlements were approved by the United States District Court for the District of Columbia, and became final upon entry by the Court of the final judgment against the Company and the Chief Executive Officer.
On February 3, 2010, the Company was informed that the staff of the SEC had completed its investigation as to the Chief Financial Officer and Vice President of Specialty Products and does not intend to recommend to the Commission any enforcement action against either officer.
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the SEC investigation. The undertaking agreements required each officer to repay the amounts advanced if it was ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. The Company’s board of directors has determined that none of these officers is required to repay any amounts advanced to him pursuant to his undertaking agreement for legal fees and expenses incurred in connection with the SEC investigation. The undertaking agreements are accounted for as guarantee liabilities as more fully described in Note 4 to the Consolidated Financial Statements.
For the years ended December 31, 2009 and 2008, the Company incurred expenses of $23,616 and $3,289,462, respectively, related to the SEC investigation. For 2009, the $23,616 of expenses consisted of (1) $171,036 of Company expenses and (2) a $147,420 net decrease in the Company’s guarantee liability associated with the undertaking agreements as the Company reduced its guarantee liability to zero at December 31, 2009 based on the events described above. For 2008, the $3,289,462 of expenses consisted of (1) $2,314,644 of Company expenses and (2) a $974,818 net increase in the Company’s guarantee liability related to the undertaking agreements.
See “Business Outlook-Expenses” and “Liquidity and Capital Resources” in Item 7 below, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for additional information regarding the Company’s legal costs associated with the SEC investigation.
EMPLOYEES
As of February 2, 2010, we employed 33 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining agreement, and we are not aware of any efforts to unionize our employees.
SERVICE MARKS
Our service marks “ULTIMATE LOSS INSURANCE,” “UTIMATE GAP” and “UCASSURE” are registered with the United States Patent and Trademark Office and the State of Ohio. While these service marks are important to us, we do not believe our business is materially dependent on any one of them.

ITEM 2. PROPERTIES
As of February 2, 2010, we leased approximately 13,300 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2009 and expires on December 31, 2015.
ITEM 3. LEGAL PROCEEDINGS
Highlands Arbitration. See “Overview-Discontinued Bond Program” in Item 7 below and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for information concerning the Highlands arbitration.
SEC Investigation. See “Regulation-SEC Investigation” in Item 1 above, “Business Outlook-Expenses” and “Liquidity and Capital Resources” in Item 7 below, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for information concerning the SEC investigation.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common shares are currently dually quoted on the OTC Bulletin Board and in the “pink sheets” in the over-the-counter market under the symbol “BCIS.” The following table sets forth the reported high and low sales prices for the Company’s common shares on the OTC Bulletin Board and in the “pink sheets” for each quarterly period within the fiscal years ended December 31, 2008 and 2009.

Period	High Price	Low Price
Quarterly period ended March 31, 2008	$5.20	$4.30
Quarterly period ended June 30, 2008	5.10	4.25
Quarterly period ended September 30, 2008	6.00	4.50
Quarterly period ended December 31, 2008	6.00	3.25

Period	High Price	Low Price
Quarterly period ended March 31, 2009	$4.50	$3.51
Quarterly period ended June 30, 2009	5.00	3.00
Quarterly period ended September 30, 2009	4.00	3.40
Quarterly period ended December 31, 2009	6.50	3.45
These prices may reflect inter-dealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.
The trading volume for the Company’s common shares has historically been relatively limited and a consistently active trading market for our common shares may not occur on the OTC Bulletin Board and in the “pink sheets.”
On February 2, 2010, the last reported sales price for the Company’s common shares on the OTC Bulletin Board and in the “pink sheets” was $5.00.
HOLDERS
The number of holders of record of the Company’s common shares as of February 2, 2010 was approximately 600.
DIVIDENDS
On November 13, 2009, Bancinsurance Corporation’s board of directors declared a cash dividend of $0.50 per share (approximately $2.6 million in the aggregate) payable on December 14, 2009 to holders of record of its common shares as of the close of business on November 30, 2009. Bancinsurance Corporation has not historically paid cash dividends and did not declare or pay any other cash dividends on its common shares during the fiscal years ended December 31, 2008 and 2009. The declaration and payment of future dividends (if any) are subject to the discretion of Bancinsurance Corporation’s board of directors and will depend upon our results of operations, financial condition, capital levels and requirements, cash requirements and future prospects, any legal, tax, regulatory and contractual restrictions and other factors deemed relevant by the board of directors. Accordingly, there can be no assurance that Bancinsurance Corporation will declare and pay any future dividends.
For a description of the restrictions on payment of dividends to us from Ohio Indemnity, see “Regulation-Ohio Insurance Holding Company System Regulation” in Item 1 above, “Liquidity and Capital Resources” in Item 7 below and Note 11 to the Consolidated Financial Statements.
REPURCHASE OF COMMON SHARES
There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10(b)-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common shares during the fourth quarter of the 2009 fiscal year.

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
During 2004 and 2005, we entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”), which had been placed in receivership in 2003. During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, we entered into written settlement agreements with these insurance carriers resolving all disputes between us and these carriers relating to the discontinued bond program. These settlement agreements also relieved us from any potential future liabilities with respect to bonds issued by Aegis and Sirius.
For Harco, in August 2006, the Harco arbitration panel issued its Final Award and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). On January 11, 2010, the Company entered into a written settlement agreement with Harco resolving all matters between the Company and Harco relating to the discontinued bond program and the Final Order. Pursuant to the settlement agreement, the Company agreed to pay $1,450,000 to Harco to resolve the entire matter, including any potential future liabilities with respect to bonds issued by Harco. As of December 31, 2008, the Company had reserved $1,858,574 for Harco. As a result of the settlement, the Company reduced its reserve to $1,450,000 at December 31, 2009 which resulted in an increase to pre-tax income of $408,574 ($269,659 after tax) during 2009.
For Highlands, in October 2009, the Company reached an agreement in principle with Highlands to resolve all matters between the Company and Highlands relating to the discontinued bond program. Pursuant to the settlement agreement, the Company agreed to pay $3,000,000 to Highlands to resolve the entire matter, including any potential future liabilities with respect to bonds issued by Highlands. Because Highlands is currently in receivership, the settlement agreement was subject to the approval of the Texas receivership court. On December 22, 2009, the Texas receivership court approved the settlement agreement, and on December 23, 2009, the Company entered into the written settlement agreement with Highlands. As of December 31, 2008, the Company had reserved $4,780,885 for Highlands. As a result of the settlement, the Company reduced its reserve to $3,000,000 at December 31, 2009 which resulted in an increase to pre-tax income of $1,780,886 ($1,175,385 after tax) during 2009.

Pursuant to the Harco and Highlands settlement agreements, in January 2010, the Company paid $1,450,000 to Harco and $3,000,000 to Highlands. These payments did not have a material impact on the Company’s liquidity. As a result of the Harco and Highlands settlements, all of the Company’s liabilities and obligations under the discontinued bond program have been satisfied.
Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 (Codification reference ASC 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 sets forth the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”). The Codification was launched on July 1, 2009 and is the official source of authoritative, nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related literature. After the Codification was launched on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company has included references to the Codification in the notes to the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157 (Codification reference ASC 820), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy (i.e., Levels 1, 2 and 3) to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (Codification reference ASC 820), “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 for financial assets and liabilities effective January 1, 2008, which did not have a material impact on the Company’s consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009, which did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP 157-3 (Codification reference ASC 820), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163 (Codification reference ASC 944), “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60 (Codification reference ASC 944), “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 did not have a material impact on the Company’s consolidated financial statements.
In January 2009, the FASB issued FSP EITF 99-20-1 (Codification reference ASC 325), “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 (Codification reference ASC 320), “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. This FSP is effective for interim and annual reporting periods ending after December 15, 2009. The Company adopted this FSP effective December 31, 2009, which did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 141(R)-1 (Codification reference ASC 805), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5 (Codification reference ASC 450), “Accounting for Contingencies” and FASB Interpretation No. 14 (Codification reference ASC 450), “Reasonable Estimation of the Amount of a Loss.” Further, this FSP removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R) (Codification reference ASC 805). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations,” which was superseded by SFAS No. 141(R). This FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. The Company adopted this FSP effective January 1, 2009, which did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB also issued the following three Staff Positions, each of which was adopted by the Company on April 1, 2009 without a material impact on the Company’s consolidated financial statements:
•
FSP FAS 157-4 (Codification reference ASC 820), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP supersedes FSP FAS 157-3 (Codification reference ASC 820), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP provides additional guidance on: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and (2) identifying transactions that are not orderly. This FSP must be applied prospectively and retrospective application is not permitted.

•
FSP FAS 115-2 and FAS 124-2 (Codification reference ASC 320), “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for available for sale and held to maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, this FSP requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the statements of operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. This FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period.

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

In May 2009, the FASB issued SFAS No. 165 (Codification reference ASC 855), “Subsequent Events.” SFAS No. 165 sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective April 1, 2009. The Company uses the date of the filing of its periodic report with the SEC as the date through which subsequent events have been evaluated, which is the same date as the date the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued two other new FASB statements: (1) SFAS No. 166 (Codification reference ASC 860), “Accounting for Transfers of Financial Assets,” and (2) SFAS No. 167 (Codification reference ASC 810), “Amendments to FASB Interpretation No. 46(R).” These FASB statements establish new criteria governing whether transfers of financial assets are accounted for as sales and are expected to result in more variable interest entities being consolidated. These FASB statements are effective for annual periods beginning after November 15, 2009. The Company adopted these FASB statements effective December 31, 2009, which did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB released a reworked version of ASC subtopic 820-10 (formerly SFAS No. 157). The amended rule requires companies to make separate disclosures for any significant transfers made in or out of Levels 1 and 2, as well as describe the reasons for making the transfers. The amended rule also states that companies can no longer lump together information about swings in Level 3 fair-value measurements associated with purchases, sales, issuances, and settlements of financial instruments. The amended rule also states that companies should provide disclosures about the valuation techniques and inputs used to measure recurring as well as nonrecurring items that fall into either the Level 2 or Level 3 category. The amended rule is effective for periods beginning after December 15, 2009, with one exception: the provisions about disclosure of Level 3 measurement changes tied to the purchase, sales, issuances, and settlements of financial instruments will go into effect for fiscal years beginning after December 15, 2010. The adoption of the amended rule did not have a material impact on the Company’s consolidated financial statements.
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
On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate during the fourth quarter of 2008. In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). We believe the collateral retained by us attributable to such Provider is sufficient to pay for the approximately $0.7 million in estimated liability for the scheduled claims as of December 31, 2009. As a result of the settlement and release agreement, the $0.7 million liability associated with the Provider that is in bankruptcy is reported as “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet.
As of December 31, 2009, the Provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of December 31, 2009, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. As the collateral held by us is greater than the estimated claim obligations for service contracts issued by this Provider, the entire $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”
Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact on us. However, if the Provider that is not in bankruptcy defaults on its obligations, and if our actual liability for claims under this program exceeds the collateral held by us and if we are unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
SEC Investigation
A discussion of the SEC investigation is set forth in Item 1 above under the caption “Regulation-SEC Investigation,” and is incorporated herein by reference.

SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	2008-2009
	Amount	% Change
Net premiums earned	$(4,079,330)	(8.5)%
Net investment income	149,249	3.8
Net realized gains on investments	720,829	299.9
Other-than-temporary impairments on investments	534,564	(14.4)
Management fees	(210,075)	(57.0)
Total revenues	(2,900,913)	(5.9)
Losses and LAE	(2,578,928)	(10.5)
Discontinued bond program losses and LAE	(2,087,556)	2,048.6
Policy acquisition costs	(603,696)	(5.2)
Other operating expenses	209,003	2.7
SEC investigation expenses	(3,265,846)	(99.3)
Interest expense	(416,836)	(33.8)
Income before federal income taxes	5,842,946	1,127.8
Net income	3,707,427	272.3
Net income for 2009 was $5,068,730, or $0.99 per diluted share, compared to $1,361,303, or $0.27 per diluted share, for 2008. The most significant factors that influenced this period-over-period comparison were (1) a $3.3 million ($2.2 million after tax) decrease in expenses related to the SEC investigation, (2) a $2.2 million ($1.4 million after tax) decrease in reserves for our discontinued bond program as a result of the Harco and Highlands settlements as discussed in “Overview-Discontinued Bond Program” above, (3) a $0.7 million ($0.5 million after tax) increase in net realized gains on investments and (4) a $0.5 million ($0.4 million after tax) decrease in other-than-temporary impairment charges on investments.
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

	2009	2008
GAAP:
Loss ratio	46.9%	53.0%
Expense ratio	42.7	40.3

Combined ratio	89.6%	93.3%

Statutory:
Loss ratio	47.3%	54.0%
Expense ratio	43.5	44.5

Combined ratio	90.8%	98.5%

RESULTS OF OPERATIONS
2009 Compared to 2008
Net Premiums Earned. Net premiums earned decreased 8.5%, or $4,079,330, to $44,083,446 in 2009 from $48,162,776 a year ago principally due to a decrease in premiums for our ULI and GAP product lines which was partially offset by an increase in premiums for our CPI product line.
ULI net premiums earned decreased 20.2%, or $4,652,906, to $18,394,135 in 2009 from $23,047,041 a year ago. Approximately $2.4 million of the decrease related to a large financial institution customer that exited the automobile lending market in the fourth quarter of 2008. The remaining decrease was principally due to a decline in lending volume for the majority of our ULI customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales when compared to a year ago.
Net premiums earned for CPI increased 148.9%, or $2,008,358, to $3,357,113 in 2009 from $1,348,755 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 18.0%, or $1,755,982, to $8,003,877 in 2009 from $9,759,859 a year ago. Approximately $0.8 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008. The remaining decrease was principally due to a decline in lending volume for the majority of our GAP customers. We believe this decline in lending volume was primarily caused by the national decline in automobile sales when compared to a year ago.
Net premiums earned for UC products increased 10.8%, or $712,224, to $7,332,977 in 2009 from $6,620,753 a year ago primarily due to pricing increases and new customers added for our UCassure® product combined with an increase in audit premium for our excess of loss product.
Net premiums earned for WIP decreased 5.1%, or $360,964, to $6,785,803 in 2009 from $7,146,767 a year ago primarily due to a decrease in escrow and contract surety bond premium which was partially offset by an increase in waste surety bond premium.
For more information concerning premiums, see “Business Outlook” below.
Net Investment Income. Net investment income increased 3.8%, or $149,249, to $4,047,706 in 2009 from $3,898,457 a year ago principally due to an increase in our average invested assets during 2009 when compared to a year ago.
Net Realized Gains on Investments. Net realized gains on investments increased 299.9%, or $720,829, to $961,197 in 2009 from $240,368 a year ago primarily due to the timing of sales of available for sale securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences. During 2009, we recorded $961,197 of net realized gains on investments primarily due to sales of equity securities that had previously been written down as an other-than-temporary impairment and then had subsequent recovery in value. In order to utilize tax capital loss carrybacks prior to their expiration, we sold securities during 2009 that had previously been written down and then had subsequent recovery in value. Sales of these securities generated realized losses for tax purposes but generated realized gains for book purposes.
For more information concerning net realized gains on investments, see “Business Outlook” below.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments on investments decreased 14.4%, or $534,654, to $3,168,291 in 2009 from $3,702,945 a year ago. The impairment charges recorded during 2009 were primarily due to the following: (1) $1,316,177 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by the current market conditions; (2) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; (3) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (4) $208,004 in impairment charges for two fixed maturity securities that were downgraded below investment grade; (5) $150,713 in impairment charges for ten fixed maturity securities that we intend to sell before their anticipated recovery in order to utilize capital loss carrybacks for tax purposes; and (6) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the current market conditions.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 2 to the Consolidated Financial Statements.
Management Fees. Our management fees decreased 57.0%, or $210,075, to $158,766 in 2009 from $368,841 a year ago primarily due to an increase in benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 19.1%, or $4,666,484, to $19,788,113 in 2009 from $24,454,597 a year ago principally due to a decrease in ULI and discontinued bond program losses which was partially offset by an increase in CPI losses.
ULI losses and LAE decreased 24.1%, or $4,017,540, to $12,629,310 in 2009 from $16,646,850 a year ago primarily due to the decline in premium described above.
CPI losses and LAE increased 311.3%, or $1,198,866, to $1,583,959 in 2009 from $385,093 a year ago primarily due to the growth in premium described above.
GAP losses and LAE increased 4.2%, or $245,815, to $6,034,697 in 2009 from $5,788,882 a year ago. The increase in losses was primarily caused by an increase in both frequency and severity of losses for the majority of our GAP customers which was partially offset by a decrease in losses as a result of the decline in premium described above. We believe the increase in severity in 2009 was primarily related to an overall decline in used automobile values when compared to a year ago.
UC losses and LAE increased 56.2%, or $655,242, to $1,820,889 in 2009 from $1,165,647 a year ago. This increase in losses was primarily caused by a $973,075 increase in loss reserves for our UCassure® product as a result of an increase in benefit charges during 2009 when compared to a year ago. This increase in losses was partially offset by a $440,000 decrease in losses as a result of the previously disclosed settlement of a dispute with a former UC customer in 2008.
WIP losses and LAE decreased 3.5%, or $19,461, to $534,631 in 2009 from $554,092 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty-six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned. As a result, the decrease in WIP losses and LAE in 2009 was primarily related to the decline in net premiums earned.
Discontinued bond program losses and LAE decreased $2,087,556 to a benefit of $2,189,460 in 2009 compared to a benefit of $101,904 in 2008. The benefit in 2009 resulted from the settlement agreements with Highlands and Harco as described above in “Overview-Discontinued Bond Program.” The benefit in 2008 was primarily attributable to Harco providing sufficient information for us to estimate recoveries on their losses. See “Overview-Discontinued Bond Program” above and “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements for more information concerning losses and LAE for the discontinued bond program.
Other specialty products losses and LAE decreased $641,850 in 2009 compared to a year ago primarily due to favorable loss development for one of our automobile service contract programs that is in run off. See “Automobile Service Contract Program” above and “Automobile Service Contract Program” in Note 15 to the Consolidated Financial Statements for more information concerning this program.
For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs decreased 5.2%, or $603,696, to $11,100,497 in 2009 from $11,704,193 a year ago primarily due to a decrease in commission expense for our ULI and GAP product lines as a result of the decline in premium described above. This decrease was partially offset by an increase in commission expense for our CPI product line primarily due to the growth in premium described above.
Other Operating Expenses. Other operating expenses increased 2.7%, or $209,003, to $8,012,125 in 2009 from $7,803,122 a year ago primarily due to an increase in compensation expense. The increase in compensation expense principally related an increase in equity-based compensation expense combined with an increase in non-equity incentive plan compensation expense.
SEC Investigation Expenses. SEC investigation expenses decreased 99.3%, or $3,265,846, to $23,616 in 2009 from $3,289,462 a year ago. See “SEC Investigation” above, “Business Outlook-Expenses” and “Liquidity and Capital Resources” below and Note 4 to the Consolidated Financial Statements for more information concerning the SEC investigation.

Interest Expense. Interest expense decreased 33.8%, or $416,836, to $815,419 in 2009 from $1,232,255 a year ago primarily due to declining interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 7 to the Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s effective federal income tax rate was 20.3% in 2009 compared to (162.7)% a year ago. This increase was primarily attributable to the ratio of tax-exempt investment income when compared to income from operations for each period. For more information concerning our federal income taxes, see Note 8 to the Consolidated Financial Statements.
GAAP Combined Ratio. For 2009, the combined ratio improved to 89.6% from 93.3% a year ago. The loss ratio improved to 46.9% in 2009 from 53.0% a year ago primarily due to the decrease in losses and LAE for the discontinued bond program combined with favorable loss development for one of our automobile service contract programs as described above. The expense ratio increased to 42.7% in 2009 from 40.3% a year ago primarily due to the amount of other operating expenses relative to the decrease in net premiums earned combined with a higher commission expense ratio given the decline in lender service business which has a lower commission structure when compared to our UC and WIP product lines.
BUSINESS OUTLOOK
Lender Service
Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The current economic conditions have impacted automobile sales as consumers have struggled to qualify for loans. In addition, many consumers are not willing to make big purchases, such as for a new automobile. In 2009, the automobile industry experienced its worst sales results in 16 years. Overall, U.S. new automobile sales were down approximately 21% in 2009 when compared to a year ago. As a result, many of our financial institution customers have experienced declines in lending volumes for automobiles during 2009. For ULI and GAP, our premium collections were down 22% and 28%, respectively, in 2009 compared to a year ago which is generally consistent with the decline in U.S. new automobile sales. Based on the current economic conditions, we cannot predict with reasonable certainty the level of U.S. automobile sales or the level of our lender service premium volume for fiscal year 2010.
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
One of the actions we took to mitigate our increased frequency and severity of losses was cancelling a poor performing GAP customer in the second quarter of 2008. During 2009 and 2008, this GAP customer had net premiums earned of approximately $1.6 million and $2.4 million, respectively, and its combined ratio was 139% and 134%, respectively. As of December 31, 2009, we had approximately $1.7 million of unearned premium for this customer that will be earned over approximately two years.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with an EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. This program reduced our commission expense by $1.2 million in 2009 compared to $0.8 million in 2008. We expect this program to reduce our commission expense by approximately $1.4 million during fiscal year 2010. As of December 31, 2009, we had approximately $2.2 million of deferred ceded commissions for this program that will be earned over approximately four years.

Unemployment Compensation
Increased benefit charge levels for our UC customers could result in lower management fees and/or increased losses for our UC product line. During 2009, we experienced an increase in benefit charges for our UCassure® product when compared to a year ago which resulted in a $973,075 increase in loss reserves this product during 2009. We expect that our excess of loss product will also experience an increase in benefit charges, especially considering its geographical concentration in California (approximately 35% of this business is in California). Given the current economic conditions, including high unemployment levels, we believe it is possible that we could continue to experience an increase in benefit charges for fiscal year 2010 when compared to fiscal year 2009; however, we cannot predict the level of benefit charges or how material the impact will be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the coverage and pricing of our products and taking actions when necessary.
Waste Industry
As discussed in “Overview-Products and Services” above, effective August 1, 2009, our participation was changed from 5% to 12.5% for one of the reinsurance arrangements under our WIP program. We estimate that this change in participation should increase our net premiums earned by approximately $1.0 million for fiscal year 2010 when compared to fiscal year 2009.
Since we began participating in the WIP program in 2004 there have not been any significant paid claims to date. If we were to have significant claims experience on this program during fiscal year 2010, such claims experience could have a material adverse effect on our business, financial condition and/or operating results if our reserves prove to be materially deficient; however, we currently do not believe that our reserves will be materially deficient. As of December 31, 2009, our net loss and LAE reserves for the WIP program were approximately $2.9 million. For waste and contract surety bonds, as of December 31, 2009, our largest net exposure in a single surety bond was approximately $4.5 million and $2.1 million, respectively, and our net loss and LAE reserves were approximately $1.6 million and $0.9 million, respectively.
Our escrow surety bond business relates to surety bonds issued to the State of Nevada in 2006. The surety bonds were issued in connection with escrow deposits made by purchasers of units of a real estate development in Las Vegas, Nevada. Each surety bond is conditioned upon the real estate developer (the “Developer”) performing its duties concerning the purchase of the units specified in the surety bond. Certain of the purchasers (the “Purchasers”) have contended that they are entitled to rescind their purchase contracts with the Developer and receive a refund of their escrow deposits which are secured by our surety bonds. These Purchasers are currently in legal proceedings with the Developer over the matter (the “Disputed Contracts”). The Company would likely incur a surety bond loss for these Disputed Contracts if each of the following events occur: (1) the Purchasers prevail in their claims against the Developer, (2) the Purchasers receive an award entitling them to a refund of their escrow deposits, (3) the Developer fails to provide such refund to the Purchaser, (4) the state of Nevada determines that the insurer has to pay a claim under the surety bond, (5) we are unsuccessful in enforcing our indemnification agreement with the Developer and (6) the loss payment due is greater than our loss reserves. As of December 31, 2009, our maximum net loss exposure related to the Disputed Contracts was approximately $9.0 million and our net loss and LAE reserves for the escrow surety bond business was approximately $0.4 million. Due to the inherent uncertainties associated with the Disputed Contracts, the Company cannot predict with reasonable certainty the amount, timing or ultimate outcome of this matter. The ultimate outcome of the Disputed Contracts, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition and/or operating results if our reserves prove to be materially deficient. As discussed above, we currently do not believe that our reserves will be materially deficient.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Expenses
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our bank line of credit. Interest rates declined during 2009 when compared to a year ago which resulted in a decrease in interest expense of approximately $0.4 million for 2009 when compared to 2008. On December 30, 2009, we drew $3.0 million on our bank line of credit which was paid down on February 3, 2010. See “Liquidity and Capital Resources” below and Notes 5 and 7 to the Consolidated Financial Statements for more information concerning our trust preferred debt and revolving line of credit.
Investments
As of December 31, 2009, approximately 96% of our fixed maturity portfolio was invested in tax-exempt municipal bonds which consisted primarily of revenue issue bonds (approximately 93%) and general obligation bonds (approximately 7%). During 2009, market liquidity for such bonds improved considerably when compared to 2008. Trading desks at firms such as Bear Stearns, Lehman Brothers, Merrill Lynch, and Wachovia had previously played significant roles in supplying liquidity in the bond markets. With these brokers no longer in existence or merged into other entities and other financial institutions accumulating capital, the municipal bond markets witnessed a dramatic widening in bid/ask spreads and a decrease in trading volume during the second half of 2008. Municipal bond returns from September through December of 2008 were the worst of any such period in the past 20 years. Returns for municipal bonds improved considerably during 2009 as municipal bond funds saw record positive cash flow in 2009, and considerable liquidity returned as bond traders made markets in more municipal securities, thereby enhancing demand. As a result, municipal bond prices improved as of December 31, 2009 when compared to December 31, 2008, and the gross unrealized loss for our fixed maturity portfolio decreased from $7.8 million at December 31, 2008 to $1.6 million at December 31, 2009. The fair value of our fixed maturity portfolio could also be impacted by credit rating actions and related financial uncertainty associated with insurance companies that guarantee the obligations of some of our bonds. While municipal credits continue to demonstrate relative credit quality stability, market conditions are still somewhat unsettled.
Many of the securities within our equity portfolio have also been negatively impacted by the current economic conditions. During 2009, we recorded approximately $3.2 million of impairment charges for our investment portfolio (approximately $2.2 million for equity securities and approximately $1.0 million for fixed maturity securities). A stock market rally that materialized in mid-March 2009 continued through the fourth quarter of 2009. As a result, our equity portfolio improved as of December 31, 2009 when compared to December 31, 2008, and the gross unrealized loss for our equity portfolio decreased from $1.4 million at December 31, 2008 to zero at December 31, 2009.
Based on the current economic conditions and our other-than-temporary impairment accounting policy, additional impairment charges within our investment portfolio are possible during fiscal year 2010. As disclosed in Note 2 to the Consolidated Financial Statements and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below, we begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. As shown in Note 2 to the Consolidated Financial Statements, as of December 31, 2009, we did not have any equity securities that had a fair value to book value ratio below 80%. Assuming the estimated fair value for our equity securities remained the same during 2010 as they were at December 31, 2009, we would not likely record any material other-than-temporary impairment charges for equity securities during fiscal year 2010. With respect to those fixed maturity securities having a fair value to book value ratio below 80% as shown in Note 2 to the Consolidated Financial Statements, all of these securities are investment grade and we would likely not have any material other-than-temporary impairment charge on these securities during fiscal year 2010 unless they were to fall below investment grade. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount or range of amounts of other-than-temporary impairment charges, if any, that will be recorded during fiscal year 2010; however, if market conditions deteriorate, we believe that the amount of such other-than-temporary impairment charges could be material to our results of operations. For more information concerning the unrealized loss position of our investment portfolio and impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 2 to the Consolidated Financial Statements.
During 2009, we recorded approximately $1.0 million of net realized gains on investments primarily due to sales of equity securities that had previously been written down as an other-than-temporary impairment and then had subsequent recovery in value. We generally decide whether to sell securities based upon investment opportunities and tax consequences. In order to utilize our tax capital loss carrybacks prior to their expiration, we sold securities during 2009 that had previously been written down and then had subsequent recovery in value. Sales of these securities generated realized losses for tax purposes but generated realized gains for book purposes. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount of net realized gains (losses) that will be recorded during fiscal year 2010; however, the amount of such net realized gains (losses) could be material to our results of operations.
Based on the factors discussed above and the current economic conditions, our outlook for the 2010 fiscal year is cautious.
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of December 31, 2009, our capital structure consisted of trust preferred debt issued to affiliates, bank line of credit and shareholders’ equity and is summarized in the following table:

	2009	2008
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	3,000,000	2,500,000

Total debt obligations	18,465,000	17,965,000

Total shareholders’ equity	44,371,719	34,660,381

Total capitalization	$62,836,719	$52,625,381

Ratio of total debt obligations to total capitalization	29.4%	34.1%

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (collectively, the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.26% and 6.21% at December 31, 2009 and 2008, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.30% and 5.51% at December 31, 2009 and 2008, respectively), are redeemable at par and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of December 31, 2009, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010. At December 31, 2009 and December 31, 2008, the outstanding balance under the line of credit was $3,000,000 and $2,500,000, respectively. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% at December 31, 2009 and 2008). The terms of the revolving credit agreement contain various restrictive covenants. As of December 31, 2009, Bancinsurance Corporation was in compliance with all such covenants. We utilize the bank line of credit from time to time based on short-term cash flow needs, the then current prime rate, Ohio Indemnity’s capital position and the dividend limitations on Ohio Indemnity as discussed below. We are in the process of negotiating with our existing lender to replace our current credit facility. Given the changes in the credit markets since we entered into our existing credit facility, we believe that the terms of the new credit facility may not be as favorable as our existing credit facility. However, we do not believe that the change in terms, or in the event we are unable to enter into a new credit facility, will have a material adverse effect on our financial condition, results of operations or liquidity based on our historical use of the credit facility and expected cash flows from operating and investing activities.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through (1) cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income, and (2) our cash and short-term investment portfolio. In addition, our fixed maturity investment portfolio has historically generated additional cash flows through bond maturities and calls (over 90% of our fixed maturity portfolio has call features). When a bond matures or is called by the issuer, the resulting cash flows are generated without selling the security at a loss. We utilize these cash flows to either build our cash and short-term investment position or reinvest in other securities, depending on our liquidity needs. To the extent our cash from operations, cash and short-term investments and cash flows from bond maturities or calls are not sufficient to meet our liquidity needs, our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturity and equity securities. As of December 31, 2009, we had approximately $48.6 million of available for sale fixed maturity and equity securities that were in an unrealized gain position that, if necessary, we could sell without recognizing a loss to meet liquidity needs. After satisfying our cash requirements and meeting our desired cash and short-term investment position, any excess cash flows from our operating and/or investment activities are used to build our investment portfolio and thereby increase future investment income. For more information concerning our investment portfolio, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 2 to the Consolidated Financial Statements.

The following table sets forth our cash and short-term investment position at December 31, 2009 and 2008:

	2009	2008

Cash & short-term investments	$9,893,374	$11,439,101
Money market mutual fund(1)	670	49,096

Total cash & short-term investments	$9,894,044	$11,488,197

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
We believe that both liquidity and interest rate risk can be minimized by the asset and liability management strategy described above. With this strategy, we believe we can pay our policy obligations as they become due without being required to use our bank line of credit or liquidate intermediate-term and long-term investments at a loss; however, in the event that such action is required, it is not anticipated to have a material impact on our results of operations, financial condition and/or future liquidity.
As discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements, discontinued bond program loss and LAE reserves were $4,450,000 at December 31, 2009. Pursuant to the Harco and Highlands settlement agreements, in January 2010, the Company paid $1,450,000 to Harco and $3,000,000 to Highlands. On December 30, 2009, the Company drew $3.0 million on its bank line of credit primarily in anticipation of the Highlands settlement payment of $3.0 million. Given our projected cash flows and the low interest rate on the bank line of credit (2.50%) as compared to the average yield on our fixed income portfolio (4.80%), the Company made the decision to draw on the bank line of credit as opposed to selling fixed income securities for the Highlands payment. On February 3, 2010, the Company paid off the $3.0 million outstanding bank line of credit using excess cash flows from operating and investing activities. Although the settlement payments resulted in a material increase in the Company’s cash outflows from operations during 2010, these payments did not have a material impact on the Company’s liquidity.
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
During 2008, Bancinsurance Corporation experienced a significant increase in expenses and cash outflows as a result of expenses associated with the SEC investigation. Based on management’s expectation that Bancinsurance Corporation would continue to incur significant expenses and have significant cash outflows related to the SEC investigation during 2008, Bancinsurance Corporation drew $2.5 million on its bank line of credit on March 31, 2008. Given the decrease in expenses associated with the SEC investigation during 2009, Bancinsurance Corporation paid down the entire $2.5 million balance on the bank line of credit during the second quarter of 2009. As discussed above, Bancinsurance Corporation borrowed $3.0 million on the bank line of credit during the fourth quarter of 2009 in anticipation of the Highlands settlement payment. Bancinsurance paid down the entire $3.0 million balance on the bank line of credit during the first quarter of 2010 using excess cash flows from the Company’s operating and investing activities. At December 31, 2009 and December 31, 2008, Bancinsurance Corporation had total cash and invested assets of $4.2 million and $3.8 million, respectively. This increase in cash and invested assets was primarily due to Bancinsurance Corporation increasing its borrowings under its bank line of credit by $0.5 million during 2009. As a result of the Company’s and the Chief Executive Officer’s settlements with the SEC and the SEC staff’s completion of its investigation of the Chief Financial Officer and Vice President of Specialty Products, management expects that Bancinsurance Corporation’s future expenses will return to historical levels in 2010 and Bancinsurance Corporation will be able to meet its cash flow requirements from the sources described above. See “Regulation-SEC Investigation” in Item 1 above, “Business Outlook-Expenses” above, Note 4 to the Consolidated Financial Statements and Items 13 and 14 for more information regarding the SEC investigation.
On November 13, 2009, Bancinsurance Corporation’s board of directors declared a cash dividend of $0.50 per share (approximately $2.6 million in the aggregate) payable on December 14, 2009 to holders of record of its common shares as of the close of business on November 30, 2009. While Bancinsurance Corporation has not historically paid cash dividends, we paid this dividend after determining that, based on our then current capital levels in relation to our then current cash requirements, the dividend provided a return on capital to our shareholders without compromising our capital structure or materially impacting our liquidity. The declaration and payment of future dividends (if any) are subject to the discretion of Bancinsurance Corporation’s board of directors and will depend upon our results of operations, financial condition, capital levels and requirements, cash requirements and future prospects, any legal, tax, regulatory and contractual restrictions and other factors deemed relevant by the board of directors. Accordingly, there can be no assurance that Bancinsurance Corporation will declare and pay any future dividends.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance Corporation in the form of dividends without the prior approval of the Department. Ohio Indemnity may pay dividends without such prior approval only from earned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of its statutory surplus as of the end of the prior fiscal year or statutory net income for the prior calendar year. On October 26, 2009, Ohio Indemnity’s board of directors declared a cash dividend in an aggregate amount of $2.5 million that was paid to Bancinsurance Corporation during the fourth quarter of 2009. On December 17, 2009, Ohio Indemnity’s board of directors declared a cash dividend in an aggregate amount of $4.9 million that was paid to Bancinsurance Corporation during the first quarter of 2010. Of the $4.9 million dividend, $2.9 million required and received approval by the Department. These dividends did not have a material adverse impact on the Company’s liquidity. During 2010, the maximum amount of dividends that may be paid to Bancinsurance Corporation by Ohio Indemnity without such prior approval is $5,300,961. For more information concerning dividend restrictions see “Regulation-Ohio Insurance Holding Company System Regulation” in Item 1 above.
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the NAIC and the Department. This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of December 31, 2009.
Net cash provided by (used in) operating activities was $5,070,508 and $(5,064,235) during 2009 and 2008, respectively. The increase in cash provided by operating activities was primarily due to the following: (1) an approximately $4.6 million decrease in legal expenses paid during 2009 when compared to a year ago related to the SEC investigation; (2) an increase in net premiums collected of approximately $1.2 million primarily attributable to $4.5 million of retrospective premium adjustment payments that were made in 2008 compared to zero in 2009 and a $0.8 million increase in net premiums collected for our UC product line. These increases in premium were partially offset by a $4.1 million decrease in net premiums collected for our lender service product line; and (3) a decrease of approximately $3.7 million in net losses and policy acquisition costs paid during 2009 compared to a year ago primarily due to the decline in lender service premium.
Net cash provided by investing activities was $1,100,265 and $3,912,994 during 2009 and 2008, respectively. The decrease was primarily due to the use of certain investment proceeds to fund operating cash requirements during 2008, whereas during 2009, more excess cash from operations was used to purchase investments.
Net cash (used in) provided by financing activities was ($2,119,248) and $2,500,000 during 2009 and 2008, respectively. The cash received during 2008 was due to a $2,500,000 draw on our bank line of credit during that period. The cash used during 2009 was primarily due to a $2.6 million cash dividend paid to shareholders which was partially offset by a net increase in cash of $0.5 million from additional borrowings on our bank line of credit.
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
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed maturity and closed-end mutual fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed maturity securities are required to be investment grade at the time of purchase to protect investments. As of December 31, 2009, approximately 99% of our fixed maturity portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit quality of our fixed maturity portfolio. In performing our other-than-temporary impairment analysis for our fixed maturity securities and closed-end mutual funds, we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 2 to the Consolidated Financial Statements for information regarding our securities that were in an unrealized loss position at December 31, 2009 that were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations-Other-Than-Temporary Impairments on Investments,” “Business Outlook-Investments” and “Liquidity and Capital Resources” above and Note 2 to the Consolidated Financial Statements.
Loss and Loss Adjustment Expense Reserves
We utilize our internal staff, information from ceding insurers under assumed reinsurance and an independent consulting actuary in establishing our loss and LAE reserves. Our independent consulting actuary reviews our reserves for losses and LAE on a quarterly basis and we consider this review in establishing the amount of our reserves for losses and LAE.
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
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for the losses to be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Our ultimate loss reserve estimates for assumed reinsurance are primarily dependent upon information received by us from the underlying ceding insurers.
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
Direct Business. For our direct business, estimates of ultimate loss and LAE reserves are based on our historical loss development experience. In using this historical information, we assume that past loss development is predictive of future loss development. Our assumptions allow for changes in claims and underwriting operations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. We do not currently anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from factors not currently recognized in our historical data. However, it is possible that we may experience an increase in the frequency for ULI and CPI losses and an increase in the severity for GAP losses as discussed in “Business Outlook-Lender Service” above. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, actual emergence of losses could deviate materially from our estimates and from amounts recorded by us.
As of December 31, 2009, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
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
Loss and LAE Reserves at Year End. As of December 31, 2009 and 2008, gross loss and LAE reserves by product line were split between incurred but not reported (“IBNR”) and case reserves as follows:

	December 31, 2009		December 31, 2008
	IBNR	Case	IBNR	Case

ULIL	$836,000	$146,796	$1,087,000	$101,182
ULIN	635,453	385,859	693,728	472,363
CPI	361,764	106,087	179,472	21,619
EPD	1,156,000	463,273	811,000	339,000
GAP	4,868,854	104,774	3,410,122	100,343
UC	1,965,624	—	1,747,893	—
WIP	4,077,757	—	3,262,742	—
Discontinued bond program	—	4,450,000	6,019,253	620,207
Vehicle service contracts	685,000	—	1,436,263	—
Other specialty products	—	—	17,418	—

Total	$14,586,452	$5,656,789	$18,664,891	$1,654,714

During 2009, reserves for incurred losses and LAE attributable to insured events of prior years decreased by approximately $4.5 million primarily as a result of re-estimation of unpaid losses and LAE on our discontinued bond program, lender service, other specialty and WIP product lines. An analysis of this change in reserves is provided below.
Our discontinued bond program experienced redundancies of approximately $2.2 million during 2009 as a result of the settlements with Highlands and Harco as discussed in “Overview-Discontinued Bond Program” above and in “Discontinued Bond Program” in Note 15 to the Consolidated Financial Statements.
One of our automobile service contract programs within other specialty products experienced reserve redundancies of approximately $0.6 million during 2009 primarily due to favorable run off of claims. See “Results of Operations” and “Automobile Service Contract Program” above and “Automobile Service Contract Program” in Note 15 to the Consolidated Financial Statements for more information concerning this program.
ULIN experienced reserve redundancies of approximately $0.5 million during 2009. The improvement in loss experience primarily related to the 2008 accident year. At December 31, 2009 and 2008, our ultimate selected loss ratio for the 2008 accident year was 59.9% and 65.3%, respectively. Changes in this key assumption occurred primarily during the first and second quarters of 2009 as the majority of our ULIN losses are settled within three to six months from the date of loss. When estimating the ultimate loss ratio at December 31, 2008, we selected an ultimate loss ratio for the 2008 accident year that was based on indicated loss information combined with historical development data. During the first six months of 2009, our 2008 accident year loss experience was more favorable than previously estimated at December 31, 2008. In accordance with GAAP, we recorded this change in reserves as a change in estimate during 2009.
ULIL experienced reserve redundancies of approximately $0.4 million during 2009. The improvement in loss experience primarily related to the 2008 accident year. At December 31, 2009 and 2008, our ultimate selected loss ratio for the 2008 accident year was 81.1% and 83.5%, respectively. Changes in this key assumption occurred primarily during the first quarter of 2009 as the majority of our ULIL losses are settled within three to six months from the date of loss. When estimating the ultimate loss ratio at December 31, 2008, we selected an ultimate loss ratio for the 2008 accident year that was equal to the then current indicated paid loss ratio. During the first quarter of 2009, our 2008 accident year loss experience was more favorable than previously estimated at December 31, 2008. In accordance with GAAP, we recorded this change in reserves as a change in estimate during 2009. It should be noted that the ULIL product is subject to premium adjustments based on loss experience (i.e., experience-rated policies or retrospective-rated policies), and therefore this prior year loss development had no impact on net income.
Our WIP program experienced reserve redundancies of approximately $0.4 million during 2009 as we did not receive any material claims for this program during 2009. For more information concerning WIP losses and LAE, see “Results of Operations” and “Business Outlook” above.
The majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the above redundancies in reserves may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this redundancy to future periods.
For more information concerning losses and LAE, see “Business Outlook” above.
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
Legal Matters
We are involved in various legal proceedings arising in the ordinary course of business. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we believe it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and the potential that an adverse outcome in a legal proceeding could have a material impact on our financial condition and/or results of operations, such estimates are considered to be critical accounting estimates. See Note 20 to the Consolidated Financial Statements for information concerning the Company’s commitments and contingencies. For more information, see Item 3-“Legal Proceedings.”
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
We utilize the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized. In accordance with GAAP, the Company must also adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. For more information concerning our federal income taxes, see Note 8 to the Consolidated Financial Statements.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bancinsurance Corporation
We have audited the accompanying consolidated balance sheet of Bancinsurance Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the index at Item 15(a) pertaining to the 2009 fiscal year. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancinsurance Corporation and subsidiaries at December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Skoda Minotti
Mayfield Village, Ohio
February 26, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bancinsurance Corporation
We have audited the accompanying consolidated balance sheet of Bancinsurance Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the index at Item 15(a) pertaining to the 2008 fiscal year. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancinsurance Corporation and subsidiaries at December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Daszkal Bolton LLP
Boca Raton, Florida
February 25, 2009

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Years ended December 31,
	2009	2008

Revenues:
Net premiums earned	$44,083,446	$48,162,776
Net investment income	4,047,706	3,898,457
Net realized gains on investments	961,197	240,368
Other-than-temporary impairments on investments	(3,168,291)	(3,702,945)
Management fees	158,766	368,841
Other income	17,992	34,232

Total revenues	46,100,816	49,001,729

Expenses:
Losses and loss adjustment expenses	21,977,573	24,556,501
Discontinued bond program losses and loss adjustment expenses (benefit)	(2,189,460)	(101,904)
Policy acquisition costs	11,100,497	11,704,193
Other operating expenses	8,012,125	7,803,122
SEC investigation expenses	23,616	3,289,462
Interest expense	815,419	1,232,255

Total expenses	39,739,770	48,483,629

Income before federal income taxes	6,361,046	518,100

Federal income tax expense (benefit)	1,292,316	(843,203)

Net income	$5,068,730	$1,361,303

Net income per share:
Basic	$0.99	$0.27
Diluted	$0.99	$0.27

Weighted average common shares outstanding:
Basic	5,135,928	5,033,423
Diluted	5,138,010	5,047,394

Cash dividends declared per common share	$0.50	$—
See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,294,900 in 2009 and $5,330,671 in 2008)	$5,181,905	$5,198,068

Available for sale:
Fixed maturities, at fair value (amortized cost $71,013,020 in 2009 and $67,022,560 in 2008)	71,573,049	59,675,070

Equity securities, at fair value (cost $5,774,207 in 2009 and $7,295,353 in 2008)	7,251,637	6,541,864

Short-term investments, at cost which approximates fair value	342,002	5,939,254

Restricted short-term investments, at cost which approximates fair value	3,410,069	3,886,635

Other invested assets	715,000	715,000

Total investments	88,473,662	81,955,891

Cash	9,551,372	5,499,847

Premiums receivable	4,614,787	5,278,710

Reinsurance recoverable	6,821,490	4,836,817

Prepaid reinsurance premiums	41,949,098	35,615,978

Deferred policy acquisition costs	3,723,961	4,535,805

Loans to affiliates	1,165,905	1,093,932

Accrued investment income	1,085,096	1,008,648

Net deferred tax asset	2,322,885	5,583,390

Other assets	1,071,642	1,244,583

Total assets	$160,779,898	$146,653,601

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets, Continued

	December 31,
	2009	2008
Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$15,793,241	$13,680,145

Discontinued bond program reserve for unpaid losses and loss adjustment expenses	4,450,000	6,639,460

Unearned premiums	62,185,040	58,201,957

Ceded reinsurance premiums payable	3,362,762	2,431,515

Experience rating adjustments payable	1,025,137	1,046,391

Retrospective premium adjustments payable	958,883	1,228,537

Funds held under reinsurance treaties	784,622	651,267

Funds held for account of others	3,410,071	3,886,635

Contract funds on deposit	2,062,992	2,677,244

Taxes, licenses and fees payable	294,821	336,413

Current federal income tax payable	140,183	131,171

Commissions payable	2,176,797	1,837,757

Other liabilities	1,298,630	1,279,728

Bank line of credit	3,000,000	2,500,000

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	$116,408,179	$111,993,220

Commitments and contingencies

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—

Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at December 31, 2009 and 2008; 5,205,706 shares outstanding at December 31, 2009 and 5,082,574 shares outstanding at December 31, 2008	1,794,141	1,794,141

Additional paid-in capital	1,574,340	1,638,503

Accumulated other comprehensive (loss) income	1,344,720	(5,346,647)

Retained earnings	44,438,576	41,972,699

	49,151,777	40,058,696

Less: Treasury shares, at cost (964,635 common shares at December 31, 2009 and 1,087,767 common shares at December 31, 2008)	(4,780,058)	(5,398,315)

Total shareholders’ equity	44,371,719	34,660,381

Total liabilities and shareholders’ equity	$160,779,898	$146,653,601

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity

Balance at December 31, 2007	$—	$—	$1,794,141	$1,630,394	$239,041	$40,611,396	$(5,818,050)	$38,456,922

Comprehensive income:
Net income	—	—	—	—	—	1,361,303	—	1,361,303
Unrealized losses, net of tax and reclassification adjustment	—	—	—	—	(5,585,688)	—	—	(5,585,688)
Total comprehensive loss								(4,224,385)
Equity-based compensation expense	—	—	—	395,054	—	—	—	395,054
84,624 common shares issued in connection with restricted stock awards	—	—	—	(419,735)	—	—	419,735	—
Tax benefit related to vesting of restricted stock	—	—	—	32,790	—	—	—	32,790

Balance at December 31, 2008	—	—	1,794,141	1,638,503	(5,346,647)	41,972,699	(5,398,315)	34,660,381

Comprehensive income:
Net income	—	—	—	—	—	5,068,730	—	5,068,730
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	6,691,367	—	—	6,691,367
Total comprehensive income								11,760,097
Cash dividends declared	—	—	—	—	—	(2,602,853)	—	(2,602,853)
Equity-based compensation expense	—	—	—	516,022	—	—	—	516,022
4,822 treasury shares repurchased	—	—	—	—	—	—	(16,395)	(16,395)
127,944 common shares issued in connection with restricted stock awards	—	—	—	(634,652)	—	—	634,652	—
Tax benefit related to vesting of restricted stock	—	—	—	54,467	—	—	—	54,467

Balance at December 31, 2009	$—	$—	$1,794,141	$1,574,340	$1,344,720	$44,438,576	$(4,780,058)	$44,371,719

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$5,068,730	$1,361,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on investments	(961,197)	(240,368)
Other-than-temporary impairments on investments	3,168,291	3,702,945
Net realized gains on disposal of property and equipment	(4,635)	—
Depreciation and amortization	405,733	588,696
Equity-based compensation expense	516,022	395,054
Deferred federal income tax benefit	(186,563)	(1,250,476)
Change in assets and liabilities:
Premiums receivable	663,923	2,198,724
Reinsurance recoverable	(1,984,673)	(994,620)
Prepaid reinsurance premiums	(6,333,120)	(9,099,182)
Deferred policy acquisition costs	811,844	1,363,645
Other assets, net	(22,433)	32,034
Reserve for unpaid losses and loss adjustment expenses	(76,364)	2,935,859
Unearned premiums	3,983,083	5,315,429
Ceded reinsurance premiums payable	931,247	(2,231,665)
Experience rating adjustments payable	(21,254)	(948,196)
Retrospective premium adjustments payable	(269,654)	(2,987,890)
Funds held under reinsurance treaties	133,355	(12,590)
Funds held for account of others	(476,564)	(2,828,300)
Contract funds on deposit	(614,252)	160,198
Taxes, license and fees payable	(41,592)	(166,583)
Commissions payable	339,040	(389,841)
SEC investigation expense payable	(401,503)	(1,599,497)
Other liabilities, net	443,044	(368,914)

Net cash provided by (used in) operating activities	5,070,508	(5,064,235)

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,574,433	1,255,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	14,778,836	14,878,376
Proceeds from available for sale equity securities sold	12,742,881	12,318,746
Cost of held to maturity fixed maturities	(1,601,321)	(1,293,250)
Cost of available for sale fixed maturities	(19,755,219)	(11,103,831)
Cost of available for sale equity securities	(12,548,617)	(9,522,920)
Net change in short-term investments	5,597,252	(5,466,925)
Net change in restricted short-term investments	476,566	2,828,300
Proceeds from collection of note receivable	—	300,000
Purchase of land, property and leasehold improvements	(164,546)	(280,502)

Net cash provided by investing activities	1,100,265	3,912,994

Cash flows from financing activities:
Acquisition of treasury shares	(16,395)	—
Proceeds from bank line of credit	3,000,000	2,500,000
Payments on bank line of credit	(2,500,000)	—
Cash dividends paid	(2,602,853)	—

Net cash (used in) provided by financing activities	(2,119,248)	2,500,000

Net increase in cash	4,051,525	1,348,759
Cash at beginning of year	5,499,847	4,151,088

Cash at end of year	$9,551,372	$5,499,847

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$825,711	$1,246,878

Federal income taxes	$1,415,400	$444,000

See accompanying notes to consolidated financial statements.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — December 31, 2009 and 2008
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Organization
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
Our lender service product line offers four types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our ULI product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold primarily to lenders and lessors and provides coverage on either an individual or portfolio basis. Fourth, equipment physical damage insurance (“EPD”) is an all risk policy written to cover agricultural, construction and commercial equipment vehicles. EPD was introduced in 2007 and offers insurance protection for financed equipment purchases. This policy protects both lenders and consumers against the risk of physical damage or theft of their financed equipment and is available for the term of the loan or an annual basis.
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
Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume, write on a direct basis, and cede certain waste surety bond business under three quota share reinsurance arrangements. First, effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of waste surety bonds with liability limits up to $1.2 million from two insurance carriers. Second, effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2008. For the August 1, 2009 renewal, our participation was changed to 12.5%. Third, in addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. Effective October 1, 2009, we increased our participation from 25% to 33% for our contract surety assumed reinsurance arrangement. The contract and escrow surety bond business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly, assumed and ceded under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company.
We have certain other specialty products which consist primarily of two vehicle service contract programs. The premiums produced under other specialty products are not considered material to our results of operations. For our two vehicle service contract programs, we maintain reinsurance and/or collateral in excess of our estimated claim obligations, which reduces our risk of loss. For more information concerning one of the vehicle service contract programs, see “Automobile Service Contract Program” in Note 15.
In addition, from 2001 until the end of the second quarter of 2004, the Company participated in a bail and immigration bond reinsurance program. This program was discontinued in the second quarter of 2004. For a more detailed description of this program, see “Discontinued Bond Program” in Note 15.
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
(c)	Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 (Codification reference ASC 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 sets forth the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification was launched on July 1, 2009 and is the official source of authoritative, nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related literature. After the Codification was launched on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the Securities and Exchange Commission (the “SEC”). All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company has included references to the Codification in the notes to the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157 (Codification reference ASC 820), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy (i.e., Levels 1, 2 and 3) to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (Codification reference ASC 820), “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 for financial assets and liabilities effective January 1, 2008, which did not have a material impact on the Company’s consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009, which did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP 157-3 (Codification reference ASC 820), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163 (Codification reference ASC 944), “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60 (Codification reference ASC 944), “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 did not have a material impact on the Company’s consolidated financial statements.
In January 2009, the FASB issued FSP EITF 99-20-1 (Codification reference ASC 325), “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 (Codification reference ASC 320), “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. This FSP is effective for interim and annual reporting periods ending after December 15, 2009. The Company adopted this FSP effective December 31, 2009, which did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 141(R)-1 (Codification reference ASC 805), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5 (Codification reference ASC 450), “Accounting for Contingencies” and FASB Interpretation No. 14 (Codification reference ASC 450), “Reasonable Estimation of the Amount of a Loss.” Further, this FSP removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R) (Codification reference ASC 805). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations,” which was superseded by SFAS No. 141(R). This FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. The Company adopted this FSP effective January 1, 2009, which did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB also issued the following three Staff Positions, each of which was adopted by the Company on April 1, 2009 without a material impact on the Company’s consolidated financial statements:
•
FSP FAS 157-4 (Codification reference ASC 820), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP supersedes FSP FAS 157-3 (Codification reference ASC 820), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP provides additional guidance on: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and (2) identifying transactions that are not orderly. This FSP must be applied prospectively and retrospective application is not permitted.

•
FSP FAS 115-2 and FAS 124-2 (Codification reference ASC 320), “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for available for sale and held to maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, this FSP requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the statements of operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. This FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period.
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

In May 2009, the FASB issued SFAS No. 165 (Codification reference ASC 855), “Subsequent Events.” SFAS No. 165 sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective April 1, 2009. The Company uses the date of the filing of its periodic report with the SEC as the date through which subsequent events have been evaluated, which is the same date as the date the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued two other new FASB statements: (1) SFAS No. 166 (Codification reference ASC 860), “Accounting for Transfers of Financial Assets,” and (2) SFAS No. 167 (Codification reference ASC 810), “Amendments to FASB Interpretation No. 46(R).” These FASB statements establish new criteria governing whether transfers of financial assets are accounted for as sales and are expected to result in more variable interest entities being consolidated. These FASB statements are effective for annual periods beginning after November 15, 2009. The Company adopted these FASB statements effective December 31, 2009, which did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB released a reworked version of ASC subtopic 820-10 (formerly SFAS No. 157). The amended rule requires companies to make separate disclosures for any significant transfers made in or out of Levels 1 and 2, as well as describe the reasons for making the transfers. The amended rule also states that companies can no longer lump together information about swings in Level 3 fair-value measurements associated with purchases, sales, issuances, and settlements of financial instruments. The amended rule also states that companies should provide disclosures about the valuation techniques and inputs used to measure recurring as well as nonrecurring items that fall into either the Level 2 or Level 3 category. The amended rule is effective for periods beginning after December 15, 2009, with one exception: the provisions about disclosure of Level 3 measurement changes tied to the purchase, sales, issuances, and settlements of financial instruments will go into effect for fiscal years beginning after December 15, 2010. The adoption of the amended rule did not have a material impact on the Company’s consolidated financial statements.
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
Acquisition expenses, mainly commissions (net of ceded commissions) and premium taxes, related to unearned premiums are deferred and amortized over the period the coverage is provided. Anticipated losses and other expenses related to those premiums are considered in determining the recoverability of deferred acquisition costs.
(h)	Reserve for Unpaid Losses and Loss Adjustment Expenses
Loss and loss adjustment expense (“LAE”) reserves represent our best estimate of the ultimate net cost of all reported and unreported losses incurred through December 31. We do not discount loss and LAE reserves. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations, statistical analyses and information received from ceding insurers under assumed reinsurance. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe the reserves for losses and LAE are adequate. The estimates are regularly reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in results of operations in the period such adjustments are made.
(i)	Reinsurance
In the ordinary course of business, we cede and assume reinsurance with other insurers and reinsurers. We report balances pertaining to reinsurance transactions “gross” on the balance sheet, meaning that reinsurance recoverable on unpaid losses and LAE and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets (reinsurance recoverable and prepaid reinsurance premiums, respectively). See Note 15 for more information concerning the Company’s reinsurance transactions.
(j)	Experience Rating and Retrospective Premium Adjustments
Certain lender service policies are eligible for premium adjustments based on loss experience. For certain policies, return premiums are calculated and settled on an annual basis. These balances are presented in the accompanying balance sheets as retrospective premium adjustments payable. Certain other policies are eligible for an experience rating adjustment that is calculated and adjusted from period to period and settled upon cancellation of the policy. These balances are presented in the accompanying balance sheets as experience rating adjustments payable. These adjustments are included in the calculation of net premiums earned.
(k)	Restricted Short-Term Investments and Funds Held for Account of Others
The balances reflected in these accounts relate primarily to the Company’s automobile service contract programs. For these programs, the Company has obtained collateral in the form of cash and short-term investments to support its claim obligations under the programs. As of December 31, 2009 and 2008, the collateral held by the Company exceeded its estimated claim obligations. As a result, the restricted short-term investments and the funds held amounts are the same as any excess collateral remaining after the payment of all claim obligations would be returned to the respective service contract provider.
(l)	Contract Funds on Deposit
Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Any remaining funds after the payment of all benefit charges are shared between the Company and the cost containment firms as management fees. Management fees are recognized when earned based on the development of benefit charges. Management fees of $158,766 and $368,841 were recognized in 2009 and 2008, respectively, as a result of this arrangement.
(m)	Depreciation and Amortization
Property, equipment and internally-developed computer software are stated at cost and depreciated using the straight-line method over the estimated useful life, ranging from three to five years. Leasehold improvements are capitalized and amortized over the remaining office lease term. Maintenance and repairs are charged directly to expense as incurred. As of December 31, 2009 and 2008, the carrying value of property, equipment, computer software and leasehold improvements, net of accumulated depreciation, was $461,272 and $588,696, respectively. These balances are presented in the accompanying balance sheets as other assets.
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
Certain prior year amounts have been reclassified in order to conform to the 2009 presentation. One of the reclassifications included our presentation of deferred policy acquisition costs and deferred ceded commissions in the accompanying consolidated balance sheets. We had previously presented “deferred ceded commissions” as a separate liability line item within the balance sheet. Beginning in the third quarter of 2009, we began presenting “deferred policy acquisition costs,” which was previously an asset line item within the balance sheet, net of deferred ceded commissions. The reason for the change in balance sheet classification was to be more consistent with how other property and casualty insurance companies present their deferred policy acquisition costs as well as to be consistent with how policy acquisition costs are reported within our statements of income, which is net of ceded commissions.

(2)	INVESTMENTS
The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities at December 31, 2009 and 2008 were as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,321,243	$5,620	$—	$2,326,863
Obligations of U.S. states, municipals and political subdivisions	2,860,662	107,375	—	2,968,037

Total held to maturity	5,181,905	112,995	—	5,294,900

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	69,903,319	1,569,125	1,589,637	69,882,807
Corporate and other taxable debt securities	960,851	554,696	20,205	1,495,342
Redeemable preferred stock	148,850	46,050	—	194,900

Total fixed maturities	71,013,020	2,169,871	1,609,842	71,573,049

Equity securities:
Banks, trusts and insurance companies	441,185	419,825	—	861,010
Industrial and miscellaneous	1,908,973	235,728	11,960	2,132,741
Mutual funds	3,424,049	847,064	13,227	4,257,886

Total equities	5,774,207	1,502,617	25,187	7,251,637

Total available for sale	76,787,227	3,672,488	1,635,029	78,824,686

Total	$81,969,132	$3,785,483	$1,635,029	$84,119,586

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,306,533	$43,350	$—	$2,349,883
Obligations of U.S. states, municipals and political subdivisions	2,891,535	99,232	9,979	2,980,788

Total held to maturity	5,198,068	142,582	9,979	5,330,671

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	64,840,650	275,143	7,597,616	57,518,177
Corporate and other taxable debt securities	1,800,360	—	161,717	1,638,643
Redeemable preferred stock	381,550	136,700	—	518,250

Total fixed maturities	67,022,560	411,843	7,759,333	59,675,070

Equity securities:
Banks, trusts and insurance companies	2,137,422	580,828	205,919	2,512,331
Industrial and miscellaneous	369,277	44,309	26,440	387,146
Mutual funds	4,788,654	—	1,146,267	3,642,387

Total equities	7,295,353	625,137	1,378,626	6,541,864

Total available for sale	74,317,913	1,036,980	9,137,959	66,216,934

Total	$79,515,981	$1,179,562	$9,147,938	$71,547,605

The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$2,771,703	$2,808,989	$915,342	$918,897
Due after one year but less than five years	1,260,270	1,294,970	2,520,260	3,096,261
Due after five years but less than ten years	646,098	663,001	7,077,832	7,093,293
Due after ten years	503,834	527,940	60,499,586	60,464,598

Total	$5,181,905	$5,294,900	$71,013,020	$71,573,049

Net investment income for each of the years ended December 31 is summarized below:

	2009	2008
Fixed maturities	$3,668,619	$3,379,485
Equity securities	529,318	617,687
Short-term investments	83,606	127,384
Other	23,568	34,776
Expenses	(257,405)	(260,875)

Net investment income	$4,047,706	$3,898,457

The proceeds from sales of available for sale securities (excluding bond calls, prepayments and maturities) were $22,804,967 and $20,809,894 for the years ended December 31, 2009 and 2008, respectively, which includes $10,556,527 and $10,087,674, respectively, from sales of our money market mutual fund which we buy and sell regularly as part of our liquidity management.
Pre-tax net realized gains (losses) on investments, other-than-temporary impairments and changes in unrealized gains (losses) on available for sale investments were as follows for each of the years ended December 31:

	2009	2008
Gross realized gains:
Fixed maturities	$521,704	$100,635
Equity securities	896,730	569,567

Total gains	1,418,434	670,202

Gross realized losses:
Fixed maturities	(439,890)	(191,252)
Equity securities	(17,347)	(238,582)

Total losses	(457,237)	(429,834)

Net realized gains on investments	961,197	240,368

Other-than-temporary impairments	$(3,168,291)	$(3,702,945)

Changes in net unrealized gains (losses) on available for sale investments:
Fixed maturities	$7,907,519	$(6,664,962)
Equity securities	2,230,919	(1,798,202)

Net change in net unrealized gains (losses)	$10,138,438	$(8,463,164)

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
The following table summarizes the fair value to book value ratio for all securities in an unrealized loss position at December 31, 2009 and 2008:

	December 31, 2009
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	loss	ratio	book value
Fixed maturities:
90% to 99%	$26,912,700	$25,974,320	$938,380	96.5%	88.1%
80% to 89%	2,288,457	1,975,020	313,437	86.3	7.5
70% to 79%	1,093,641	819,751	273,890	75.0	3.6
60% to 69%	245,730	161,595	84,135	65.8	0.8

Total fixed maturities	30,540,528	28,930,686	1,609,842	94.7	100.0

Equities:
90% to 99%	1,301,601	1,276,414	25,187	98.1	100.0

Total equities	1,301,601	1,276,414	25,187	98.1	100.0

Total	$31,842,129	$30,207,100	$1,635,029	94.9%	100.0%

	December 31, 2008
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	loss	ratio	book value
Fixed maturities:
90% to 99%	$22,410,310	$21,412,638	$997,672	95.5%	40.5%
80% to 89%	16,775,908	14,348,190	2,427,718	85.5	30.3
70% to 79%	11,703,885	8,920,951	2,782,934	76.2	21.1
60% to 69%	4,294,231	2,822,767	1,471,464	65.7	7.7
50% to 59%	204,298	114,774	89,524	56.2	0.4

Total fixed maturities	55,388,632	47,619,320	7,769,312	86.0	100.0

Equities:
90% to 99%	—	—	—	—	—
80% to 89%	232,550	191,400	41,150	82.3	4.3
70% to 79%	4,787,788	3,570,322	1,217,466	74.6	88.6
60% to 69%	383,915	263,905	120,010	68.7	7.1

Total equities	5,404,253	4,025,627	1,378,626	74.5	100.0

Total	$60,792,885	$51,644,947	$9,147,938	85.0%	100.0%

We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s Industry Services (“Moody’s”) and Standard & Poor’s (“S&P”). The following table shows the composition of fixed maturity securities in an unrealized loss position at December 31, 2009 and 2008 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

December 31, 2009
Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	loss	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$23,998,345	$23,051,591	$946,754	96.1%	78.6%
2FE	BBB	Baa	6,542,183	5,879,095	663,088	89.9	21.4
3FE	BB	Ba	—	—	—	—	—
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$30,540,528	$28,930,686	$1,609,842	94.7%	100.0%

December 31, 2008
						Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	loss	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$39,482,827	$34,523,147	$4,959,680	87.4%	71.3%
2FE	BBB	Baa	15,488,507	12,720,581	2,767,926	82.1	28.0
3FE	BB	Ba	417,298	375,592	41,706	90.0	0.7
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$55,388,632	$47,619,320	$7,769,312	86.0%	100.0%

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at December 31, 2009 and December 31, 2008, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2009	value	loss	value	loss	value	loss
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	$10,236,585	$160,640	$18,694,101	$1,449,202	$28,930,686	$1,609,842
Corporate and other taxable debt securities	—	—	—	—	—	—

Total fixed maturities	10,236,585	160,640	18,694,101	1,449,202	28,930,686	1,609,842

Equity securities:
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial and miscellaneous	295,944	11,960	—	—	295,944	11,960
Closed-end mutual funds	980,470	13,227	—	—	980,470	13,227

Total equities	1,276,414	25,187	—	—	1,276,414	25,187

Total	$11,512,999	$185,827	$18,694,101	$1,449,202	$30,207,100	$1,635,029

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2008	value	loss	value	loss	value	loss
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	$25,655,047	$2,532,779	$20,575,630	$5,074,816	$46,230,677	$7,607,595
Corporate and other taxable debt securities	1,294,380	155,980	94,263	5,737	1,388,643	161,717

Total fixed maturities	26,949,427	2,688,759	20,669,893	5,080,553	47,619,320	7,769,312

Equity securities:
Banks, trusts and insurance companies	647,299	205,919	—	—	647,299	205,919
Industrial and miscellaneous	81,662	26,440	—	—	81,662	26,440
Closed-end mutual funds	970,705	279,813	2,325,961	866,454	3,296,666	1,146,267

Total equities	1,699,666	512,172	2,325,961	866,454	4,025,627	1,378,626

Total	$28,649,093	$3,200,931	$22,995,854	$5,947,007	$51,644,947	$9,147,938

As of December 31, 2009, we had approximately 56 fixed maturity securities and zero equity securities that have been in an unrealized loss position for 12 months or longer. All 56 of the fixed maturity securities are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). All 56 of the fixed maturity securities are current on interest and principal and we believe that it is reasonably likely that all contract terms of each security will be satisfied. We currently do not have the intent to sell these fixed maturity securities and we currently do not believe it is more likely than not that we will be required to sell these fixed maturity securities before their anticipated recovery. The decrease in unrealized loss position for investments as of December 31, 2009 when compared to December 31, 2008 was primarily due to our fixed maturity portfolio as a result of the changes in the interest rate environment and/or current capital market conditions.
Other-than-temporary impairments on investments during 2009 and 2008 were $3,168,291 and $3,702,945, respectively. The impairment charges recorded during 2009 were primarily due to the following: (1) $1,316,177 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by the current market conditions; (2) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; (3) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (4) $208,004 in impairment charges for two fixed maturity securities that were downgraded below investment grade; (5) $150,713 in impairment charges for ten fixed maturity securities that we intend to sell before their anticipated recovery in order to utilize capital loss carrybacks for tax purposes; and (6) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the current market conditions.
At December 31, 2009, investments having an amortized cost of $5,026,215 were on deposit with various state insurance departments to meet their respective regulatory requirements.
(3)	DEFERRED POLICY ACQUISITION COSTS
Changes in deferred policy acquisition costs for each of the years ended December 31 is summarized as follows:

	2009	2008

Net deferred, January 1	$4,535,805	$5,899,450
Additions:
Commissions, net of ceded commissions	8,031,741	7,664,752
Premium tax	922,222	886,945

Total additions	8,953,963	8,551,697

Amortization to expense	9,765,807	9,915,342

Net deferred, December 31	$3,723,961	$4,535,805

(4)	GUARANTEES
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff was considering recommending that the Commission bring a civil action against each of them for possible violations of the federal securities laws. The Notice provided the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the Commission.
On November 16, 2009, the Commission filed settled enforcement actions against the Company and the Chief Executive Officer that resolve the SEC investigation with respect to them. The settlement relates to one accounting matter in 2003 and first quarter of 2004: reserving for the Company’s since-discontinued bond program. Under the terms of its settlement with the SEC, the Company consented, without admitting or denying the allegations in the complaint filed by the Commission, to the entry of a final judgment permanently enjoining the Company from violating Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. No fines, civil penalties or other sanctions were assessed against the Company. Under the terms of his settlement, the Chief Executive Officer consented, without admitting or denying the allegations in the complaint filed by the Commission, to the entry of a final judgment permanently enjoining him from violating Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5, 13b2-1 and 13b2-2 thereunder and from aiding and abetting any violation of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. He also agreed to pay a $60,000 civil penalty. On November 25, 2009, the settlements were approved by the United States District Court for the District of Columbia, and became final upon entry by the Court of the final judgment against the Company and the Chief Executive Officer.
On February 3, 2010, the Company was informed that the staff of the SEC had completed its investigation as to the Chief Financial Officer and Vice President of Specialty Products and does not intend to recommend to the Commission any enforcement action against either officer.
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and each officer who received the Notice, the Company agreed to advance reasonable legal fees and expenses incurred by each officer in connection with the SEC investigation. The undertaking agreements required each officer to repay the amounts advanced if it was ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. The Company’s board of directors has determined none of these officers is required to repay any amounts advanced to him pursuant to his undertaking agreement for legal fees and expenses incurred in connection with the SEC investigation. The undertaking agreements are accounted for as guarantee liabilities. As of December 31, 2008, the guarantee liability was $0.4 million. Based on the events described above, the Company reduced its guarantee liability to zero as of December 31, 2009.
(5)	BANK LINE OF CREDIT
Bancinsurance Corporation has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010, having a $3,000,000 and $2,500,000 outstanding balance at December 31, 2009 and December 31, 2008, respectively. On February 3, 2010, the Company paid the $3,000,000 million outstanding balance under the bank line of credit using excess cash flows from operating and investing activities. The terms of the revolving credit agreement contain various restrictive covenants. As of December 31, 2009, Bancinsurance Corporation was in compliance with all such covenants. The bank line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% at December 31, 2009 and 2008). Interest expense related to the bank line of credit for the years ended December 31, 2009 and 2008 was $30,519 and $75,676, respectively. The bank that provides the line of credit is also a policyholder of the Company.
(6)	LEASE EXPENSES
As of December 31, 2009, we leased approximately 13,300 square feet in Columbus, Ohio for our headquarters pursuant to a lease that commenced on January 1, 2009 and expires on December 31, 2015. Rent expense is recognized evenly over the lease term ending December 31, 2015. Rental expenses, which primarily includes expenses for our office lease, were $255,259 and $191,749 for the years ended December 31, 2009 and 2008, respectively.
The future minimum lease payments required under operating leases for the next five fiscal years are as follows:

2010	$251,218
2011	259,168
2012	267,168
2013	272,917
2014	278,050
Thereafter	286,000

Total	$1,614,521

(7)	TRUST PREFERRED DEBT ISSUED TO AFFILIATES
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of the Company. In connection with the issuance of the trust preferred capital securities, the Company issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. The Company has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from the Company on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.26% and 6.21% at December 31, 2009 and 2008, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.30% and 5.51% at December 31, 2009 and 2008, respectively), are redeemable at par and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the years ended December 31, 2009 and 2008 was $783,843 and $1,156,567, respectively. The terms of the junior subordinated debentures contain various covenants. As of December 31, 2009, the Company was in compliance with all such covenants.
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
Deferred income taxes at December 31 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences which give rise to the net deferred tax asset at December 31 are as follows:

	2009	2008

Deferred tax assets:
Net unrealized losses on available for sale securities	$—	$2,754,333
Unpaid loss and LAE reserves	303,310	390,216
Unearned premium reserves	1,459,824	1,535,847
Alternative minimum tax	1,127,494	1,127,494
Other-than-temporary impairment on investments	1,379,515	1,175,331
Guarantee liabilities	—	125,800
Other	721,126	458,319

Total deferred tax assets	4,991,269	7,567,340

Deferred tax liabilities:
Net unrealized gains on available for sale securities	(692,735)	—
Deferred policy acquisition costs	(1,266,146)	(1,542,174)
Accrued dividends receivable	(25,471)	(15,891)
Other	(684,032)	(425,885)

Total deferred tax liabilities	(2,668,384)	(1,983,950)

Net deferred tax asset	$2,322,885	$5,583,390

Net deferred tax assets and liabilities and federal income tax expense in future years can be materially affected by changes in enacted tax rates or by unexpected adverse events.

The provision for federal income taxes for each of the periods ended December 31 consisted of the following:

	2009	2008

Current expense	$1,478,879	$407,272
Deferred benefit	(186,563)	(1,250,475)

Federal income tax expense (benefit)	$1,292,316	$(843,203)

The difference between federal income taxes provided at our effective tax rate and the 34% federal statutory rate for each of the periods ended December 31 was as follows:

	2009	2008

Federal income tax at statutory rate	$2,162,756	$175,936
Dividends received deduction and tax exempt interest	(988,517)	(940,728)
Business meals and entertainment	28,916	19,243
Other	89,161	(97,654)

Federal income tax expense (benefit)	$1,292,316	$(843,203)

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we must adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other operating expenses” category within our consolidated statements of income.
(9)	BENEFIT PLANS
The Ohio Indemnity Company Employee 401(k) and Profit Sharing Plan (the “401(k) Plan”) is available to full-time employees who meet the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, we match 100% of the qualified employee’s contribution up to 3% of salary and 50% of the qualified employee’s contribution between 3% and 5% of salary. The total cost of the matching contribution was $106,041 and $100,241 for the years ended December 31, 2009 and 2008, respectively.
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
We have stock options and restricted stock outstanding at December 31, 2009 under two equity compensation plans (collectively, the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or the exercise of stock options.
The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee, which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 96,000 common shares were outstanding at December 31, 2009, expire at various dates from 2010 to 2013 and range in option price per share from $4.063 to $6.00. Of the options for 96,000 common shares outstanding, 14,000 have been granted to our non-employee directors and 82,000 have been granted to employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.
The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee, which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, stock options for 595,000 common shares were outstanding at December 31, 2009, expire at various dates from 2012 to 2019 and range in option price per share from $3.40 to $8.00. Under the 2002 Plan, 203,281 unvested restricted common shares were also outstanding at December 31, 2009. Of the total equity-based awards for 798,281 common shares outstanding under the 2002 Plan, 46,000 have been granted to our non-employee directors and 752,281 have been granted to employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of December 31, 2009, there were 85,693 common shares available for future grant under the 2002 Plan.
The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value (i.e., the closing price of our common shares on the date of grant) and recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. For the year ended December 31, 2009, the Company granted 127,954 restricted common shares, having an average grant date fair value of $3.40 per share. There were 47,116 restricted common shares that vested during the year ended December 31, 2009.
The following table summarizes restricted stock award activity under our 2002 Plan from January 1, 2009 through December 31, 2009:

		Weighted-average
		grant date fair value
	Shares	per common share

Outstanding at January 1, 2009	122,443	$5.26
Granted	127,954	3.40
Vested	47,116	5.41
Cancelled	—	—

Outstanding at December 31, 2009	203,281	4.05

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
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002, and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of the common shares in the future. A 0% dividend yield is used in the Black-Scholes model based on the then current historical dividends. For the year ended December 31, 2009, the Company granted 12,000 stock options to non-employee directors which were valued at $2.26 per share. The following table provides the range of assumptions used for options valued during each of the years ended December 31:

	2009	2008

Risk-free interest rate	3.49%	3.27%
Expected life	7 years	7 years
Expected volatility	66.2%	53.2%
Dividend yield	0%	0%

The following table summarizes all stock option activity under the Plans from January 1, 2009 through December 31, 2009:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value
Outstanding at January 1, 2009	728,500	$5.67
Granted	12,000	3.40
Exercised	—	—
Expired	49,500	5.37
Cancelled	—	—

Outstanding at December 31, 2009	691,000	5.65	4.68	$368,840

Vested and exercisable at December 31, 2009	591,000	5.65	4.32	$338,360
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on December 31, 2009 ($5.94), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date (only includes options that were in-the-money at December 31, 2009 (i.e., the closing price of our common shares exceeded the exercise price of such options)). There were no stock options exercised during the year ended December 31, 2009.
The following table summarizes nonvested stock option activity under the Plans from January 1, 2009 through December 31, 2009:

		Weighted-average
		grant date fair value
	Shares	per common share
Nonvested at January 1, 2009	169,800	$2.50
Granted	12,000	2.26
Vested	81,800	2.52
Expired	—	—
Cancelled	—	—

Nonvested at December 31, 2009	100,000	2.45

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense for the years ended December 31, 2009 and 2008 of $516,022 and $395,054 ($340,574 and $260,736 net of tax), respectively. The equity-based compensation expense is classified within other operating expenses in the accompanying statements of income to correspond with the same line item as cash compensation paid to employees.
As of December 31, 2009, the total pre-tax equity-based compensation expense related to nonvested stock options and nonvested restricted common shares not yet recognized was $803,631. The weighted-average period over which this expense is expected to be recognized is approximately 1.9 years.
The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 12/31/09	contractual life (years)	price	at 12/31/09	price
3.40	12,000	9.57	$3.40	—	$—
4.063 – 4.82	162,000	2.68	4.50	162,000	4.50
5.00 – 5.30	140,000	3.31	5.18	140,000	5.18
6.00 – 6.40	248,000	6.40	6.02	160,000	6.03
7.04 – 8.00	129,000	4.93	7.11	129,000	7.11

Total ($3.40 – $8.00)	691,000	4.68	5.65	591,000	5.65

(11)	STATUTORY RESTRICTIONS
Generally, Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to its parent in the form of dividends, loans or advances without the approval of the Department. Under these restrictions, during 2010, dividends, loans or advances in excess of $5,300,961 will require the approval of the Department.
Ohio Indemnity is subject to a risk-based capital test applicable to property/casualty insurers. The risk-based capital test serves as a benchmark of an insurance enterprise’s solvency by state insurance regulators by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels at December 31, 2009.
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
As of and for the periods ended December 31, Ohio Indemnity’s statutory surplus and net income determined in accordance with statutory accounting practices differed from shareholder’s equity and net income determined in accordance with GAAP by the following:

	Shareholder’s Equity/Surplus		Net Income
	2009	2008	2009	2008
Statutory	$45,188,206	$45,167,551	$5,300,961	$3,115,387
Reconciling items:
Non-admitted assets	341,297	260,153	—	—
Deferred policy acquisition costs	3,723,961	4,541,773	(817,812)	(1,418,563)
Taxes	(609,321)	2,689,472	211,871	850,895
Unrealized gains (losses) on investments	685,833	(7,273,854)	—	—
Statutory unearned premium reserve adjustment	1,232,056	838,616	393,440	838,616

GAAP	$50,562,032	$46,223,711	$5,088,460	$3,386,335

(13)	OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) and the related federal income tax effects for the years ended December 31, 2009 and 2008, were as follows:

	Year ended December 31, 2009
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$7,931,344	$2,696,659	$5,234,685
Add back: reclassification adjustments for losses realized in net income	2,207,094	750,412	1,456,682

Net unrealized holding gains	10,138,438	3,447,071	6,691,367

Other comprehensive income	$10,138,438	$3,447,071	$6,691,367

	Year ended December 31, 2008
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding losses on securities:
Unrealized holding losses arising during 2008	$(11,925,741)	$(4,054,752)	$(7,870,989)
Add back: reclassification adjustments for losses realized in net income	3,462,577	1,177,276	2,285,301

Net unrealized holding losses	(8,463,164)	(2,877,476)	(5,585,688)

Other comprehensive loss	$(8,463,164)	$(2,877,476)	$(5,585,688)

(14)	RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Activity in the reserve for unpaid losses and LAE for the years ended December 31, 2009 and 2008 is summarized as follows (dollars in thousands):

	2009	2008

Balance at January 1	$20,320	$17,384
Less reinsurance recoverable	4,837	3,842

Net Balance at January 1	15,483	13,542

Incurred related to:
Current year	24,244	25,821
Prior years	(4,456)	(1,366)

Total incurred	19,788	24,455

Paid related to:
Current year	17,301	20,123
Prior years	4,548	3,835

Total paid	21,849	23,958

Reserves transferred from funds held for account of others	—	1,444

Net Balance at December 31	13,422	15,483
Plus reinsurance recoverable	6,821	4,837

Balance at December 31	$20,243	$20,320

Reserve for unpaid losses and LAE	$15,793	$13,680
Discontinued bond program reserve for unpaid losses and LAE	4,450	6,640

Total reserve for unpaid losses and LAE	$20,243	$20,320

As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and LAE decreased by approximately $4.5 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively. The decrease in 2009 was primarily due to favorable loss development for our discontinued bond program, lender service, other specialty and WIP product lines. The majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected redundancies in reserves may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this redundancy to future periods.
For more information concerning loss and LAE reserves for the discontinued bond program, see “Discontinued Bond Program” in Note 15.
(15)	REINSURANCE
We assume and cede reinsurance with other insurers and reinsurers. Such arrangements serve to enhance our capacity to write business, provide greater diversification, align the interests of our business partners with our interests and/or limit our maximum loss arising from certain risks. Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers, for accounting purposes, to treat reinsured risks as risks of the reinsurer. The primary insurer would reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreement. The ability to collect reinsurance is subject to the solvency of the reinsurers and/or collateral provided under the reinsurance agreement.
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
Effective October 1, 2003, we entered into a producer-owned reinsurance arrangement with a CPI customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a trust from the reinsurer to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Effective April 1, 2008, the policy related to this arrangement was cancelled. Under this arrangement, we ceded premiums earned of $24,177 and $1,958,377 for the years ended December 31, 2009 and 2008, respectively.
Effective January 1, 2005, we entered into a producer-owned reinsurance arrangement with a GAP insurance agent whereby 100% of that agent’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Under this arrangement, we ceded premiums earned of $4,857,697 and $4,657,167 for the years ended December 31, 2009 and 2008, respectively.
Effective January 1, 2007, we entered into a producer-owned reinsurance arrangement with an EPD customer whereby 100% of that customer’s premiums (along with the associated risk) were ceded to its PORC. For this reinsurance arrangement, we have obtained collateral in the form of funds held and a letter of credit to secure our obligations. Under the provisions of the reinsurance agreement, the collateral must be equal to or greater than 102% of the reinsured reserves and we have immediate access to such collateral if necessary. Under this arrangement, we ceded premiums earned of $17,244,926 and $11,785,400 for the years ended December 31, 2009 and 2008, respectively.
Under our WIP product line, we assume, write on a direct basis, and cede certain waste, contract and escrow surety bond business under various reinsurance arrangements as described in Note 1. Under this program, we assumed premiums earned of $4,695,769 and $5,292,338 for the years ended December 31, 2009 and 2008, respectively, and ceded premiums earned of $2,594,267 and $2,438,384 for the years ended December 31, 2009 and 2008, respectively.
In addition to the reinsurance arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share reinsurance arrangements, one UC facultative reinsurance arrangement, and three reinsurance arrangements for our vehicle service contract programs. For more information concerning one of our vehicle service contract programs, see “Automobile Service Contract Program” below. Under these arrangements, we ceded premiums earned of $554,078 and $618,788 for the years ended December 31, 2009 and 2008, respectively.
From 2001 until the end of the second quarter of 2004, we also participated in a bail and immigration bond reinsurance program. This program was discontinued in the second quarter of 2004. For more information concerning this program, see “Discontinued Bond Program” below.
A reconciliation of direct to net premiums, on both a written and earned basis, for each of the years ended December 31 is as follows:

	2009		2008
	Premiums	Premiums	Premiums	Premiums
	written	earned	written	earned

Direct	$68,032,253	$64,662,823	$65,958,352	$64,328,556
Assumed	5,018,514	4,695,769	5,041,884	5,292,338
Ceded	(31,608,265)	(25,275,146)	(30,557,301)	(21,458,118)

	$41,442,502	$44,083,446	$40,442,935	$48,162,776

The amounts of recoveries pertaining to reinsurance that were deducted from losses and LAE incurred for the years ended December 31, 2009 and 2008 were $12,724,228 and $11,113,690, respectively. For the years ended December 31, 2009 and 2008, ceded reinsurance decreased commission expense incurred by $3,559,810 and $3,182,210, respectively.
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
During 2004 and 2005, we entered into arbitrations with the following four insurance carriers that participated in the discontinued bond program: 1) Aegis Security Insurance Company (“Aegis”); 2) Sirius America Insurance Company (“Sirius”); 3) Harco National Insurance Company (“Harco”); and 4) Highlands Insurance Company (“Highlands”), which had been placed in receivership in 2003. During 2006, the arbitrations with Aegis, Sirius and Harco concluded. For Aegis and Sirius, we entered into written settlement agreements with these insurance carriers resolving all disputes between us and these carriers relating to the discontinued bond program. These settlement agreements also relieved us from any potential future liabilities with respect to bonds issued by Aegis and Sirius.
For Harco, in August 2006, the Harco arbitration panel issued its Final Award and Order ordering each of the reinsurers participating in the arbitration, including us, to pay its proportionate share of past and future claims paid by Harco, subject to certain adjustments, offsets and credits (the “Final Order”). On January 11, 2010, the Company entered into a written settlement agreement with Harco resolving all matters between the Company and Harco relating to the discontinued bond program and the Final Order. Pursuant to the settlement agreement, the Company agreed to pay $1,450,000 to Harco to resolve the entire matter, including any potential future liabilities with respect to bonds issued by Harco. As of December 31, 2008, the Company had reserved $1,858,574 for Harco. As a result of the settlement, the Company reduced its reserve to $1,450,000 at December 31, 2009 which resulted in an increase to pre-tax income of $408,574 ($269,659 after tax) during 2009.
For Highlands, in October 2009, the Company reached an agreement in principle with Highlands to resolve all matters between the Company and Highlands relating to the discontinued bond program. Pursuant to the settlement agreement, the Company agreed to pay $3,000,000 to Highlands to resolve the entire matter, including any potential future liabilities with respect to bonds issued by Highlands. Because Highlands is currently in receivership, the settlement agreement was subject to the approval of the Texas receivership court. On December 22, 2009, the Texas receivership court approved the settlement agreement, and on December 23, 2009, the Company entered into the written settlement agreement with Highlands. As of December 31, 2008, the Company had reserved $4,780,885 for Highlands. As a result of the settlement, the Company reduced its reserve to $3,000,000 at December 31, 2009 which resulted in an increase to pre-tax income of $1,780,886 ($1,175,385 after tax) during 2009.
Pursuant to the Harco and Highlands settlement agreements, in January 2010, the Company paid $1,450,000 to Harco and $3,000,000 to Highlands. These payments did not have a material impact on the Company’s liquidity. As a result of the Harco and Highlands settlements, all of the Company’s liabilities and obligations under the discontinued bond program have been satisfied.
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
On August 24, 2007, we drew on the $4.3 million letter of credit, of which approximately $2.7 million was attributable to our obligations in connection with the Provider that is in bankruptcy and approximately $1.6 million was attributable to our obligations in connection with the Provider that is not in bankruptcy, and we subsequently obtained an additional $0.5 million from the Provider that is not in bankruptcy to further secure our insurance obligations. On December 2, 2008, the Bankruptcy Court entered a ruling approving a settlement and release agreement between us and the Provider that is in bankruptcy. Under the terms of this settlement and release agreement, we released from the collateral attributable to the Provider that is in bankruptcy and held by us approximately $1.0 million to that Provider’s bankruptcy estate during the fourth quarter of 2008. In exchange for the release of this collateral, the bankruptcy trustee, on behalf of the Provider that is in bankruptcy, agreed to release us from any claims by such Provider and any third party, other than those defined contract claims that are scheduled on the settlement and release agreement (the “scheduled claims”). We believe the collateral retained by us attributable to such Provider is sufficient to pay for the approximately $0.7 million in estimated liability for the scheduled claims as of December 31, 2009. As a result of the settlement and release agreement, the $0.7 million liability associated with the Provider that is in bankruptcy is reported as “reserve for unpaid losses and loss adjustment expenses” in our accompanying balance sheet.
As of December 31, 2009, the Provider that is not in bankruptcy has not defaulted on its obligations under the service contracts. As of December 31, 2009, the total cash held by us as collateral for such Provider was approximately $2.1 million, which funds are currently reported as “restricted short-term investments” in our accompanying balance sheet. As the collateral held by us is greater than the estimated claim obligations for service contracts issued by this Provider, the entire $2.1 million is reported as a liability in our accompanying balance sheet within “funds held for account of others.”
Because we believe our estimated liability for claims under this program is fully collateralized and our loss exposure is 100% reinsured, we do not believe the events described above will have a material adverse impact on us. However, if the Provider that is not in bankruptcy defaults on its obligations, and if our actual liability for claims under this program exceeds the collateral held by us and if we are unable to collect on the reinsurance, then this program could have a material adverse effect on our business, financial condition and/or operating results.
(16)	RELATED PARTIES
In 1994, we entered into a Split-Dollar Insurance Agreement with a bank, as trustee, for the benefit of an officer and his spouse. The trustee has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. On July 3, 2007, the officer passed away and he was survived by his spouse. At December 31, 2009 and 2008, we had loaned the trustee $1,135,905 and $1,060,743, respectively, under this agreement for payment of insurance premiums, which is included in loans to affiliates in the accompanying balance sheets. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest, from any of the following sources: (1) cash surrender value of the underlying insurance policies; (2) death benefits; and/or (3) the sale of 15,750 common shares of the Company contributed by the officer to the trust.
In February 2000, we entered into a Split-Dollar Insurance Agreement for the benefit of another officer in the face amount of $1,000,000. All premiums paid by the Company in accordance with this agreement are to be repaid, in full, without interest, upon the death, retirement or termination of the officer. The Company had paid premiums of $30,000 relating to this agreement; however, the Company is no longer paying premiums under the agreement. At December 31, 2009 and 2008, $30,000 was included in loans to affiliates in the accompanying balance sheets for payment of insurance premiums in accordance with this agreement.

Bancinsurance shares its executive offices and facilities with certain of its consolidated subsidiaries. Certain expenses are allocated among Bancinsurance and those subsidiaries pursuant to cost sharing agreements.

See Note 4 for information concerning the undertaking agreements entered into by and between the Company and certain executive officers in connection with the SEC investigation.
(17)	CONCENTRATIONS
The Company has the following concentrations of net premiums earned (concentration is defined as 10% or more of consolidated revenues) with three separate general agents and one lender service customer within our property/casualty insurance business segment for the years ended December 31:

	2009	2008
Product — Customer Type
General Agent	$6,785,802	$7,146,767
Lender Service Customer	$6,509,507	$6,515,349
Managing General Agent	$6,057,662	$6,136,720
Managing General Agent	$3,627,673	$5,080,020

(18)	FAIR VALUE MEASUREMENTS
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
Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets were measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$71,573,049	$194,900	$71,378,149	$-
Equity securities	7,251,637	7,251,637	—	-

Total	$78,824,686	$7,446,537	$71,378,149	$-

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$59,675,070	$518,250	$59,156,820	$—
Equity securities	6,541,864	6,541,864	—	—

Total	$66,216,934	$7,060,114	$59,156,820	$—

As of December 31, 2009 and 2008, the Company had no financial liabilities that were measured at fair value and no financial assets that were measured at fair value on a non-recurring basis. The Company also did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring or non-recurring basis.
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
The Company validates the prices received from the pricing service by examining their reasonableness. The Company’s review process includes comparing the pricing service’s estimated fair values to the estimated fair values established by our investment custodian (for both equity and fixed maturity securities) and our outside fixed income investment manager (for fixed maturity securities). Our investment custodian utilizes the same pricing service as us, and our outside fixed income investment manager utilizes another nationally recognized pricing service for the municipal bond portfolio and utilizes the same pricing service as us for taxable bonds and closed-end mutual funds. Based on this review, any material differences are investigated and, if we deem prices provided by our pricing service to be materially unreasonable, we would use the estimated fair value established by our investment custodian and/or outside fixed income investment manager, depending on which prices were deemed more reasonable. As of December 31, 2009 and 2008, the Company did not adjust any prices received from its pricing service.
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
Available for Sale Fixed Maturity Securities. The fair values of our redeemable preferred stocks were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. A number of the Company’s investment grade bonds are frequently traded in active markets and traded market prices for these securities existed at December 31, 2009 and 2008. However, these securities were classified as Level 2 because the pricing service also utilizes valuation models, which use observable market inputs, in addition to traded prices. Substantially all of these input assumptions are observable in the marketplace or can be derived from or supported by observable market data. The Level 2 category generally includes municipal and corporate bonds.
Fair Value of Financial Instruments

The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at December 31:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Held to maturity fixed maturities	$5,181,905	$5,294,900	$5,198,068	$5,330,671
Available for sale fixed maturities	71,573,049	71,573,049	59,675,070	59,675,070
Available for sale equity securities	7,251,637	7,251,637	6,541,864	6,541,864
Short-term investments	342,002	342,002	5,939,254	5,939,254
Restricted short-term investments	3,410,069	3,410,069	3,886,635	3,886,635
Cash	9,551,372	9,551,372	5,499,847	5,499,847
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
Bank line of credit	3,000,000	3,000,000	2,500,000	2,500,000
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

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$8,557,556	$12,538,711	$12,514,277	$12,490,272
(Loss) income before federal income taxes	(1,017,462)	1,523,214	2,460,460	3,394,834
Net (loss) income	(971,521)	1,445,461	2,248,001	2,346,789
Net (loss) income per common share(1):
Basic	(.19)	.28	.43	.45
Diluted	(.19)	.28	.43	.45

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$11,779,421	$14,345,752	$11,502,832	$11,373,724
(Loss) income before federal income taxes	(636,728)	1,516,041	(324,773)	(36,440)
Net (loss) income	(584,898)	1,416,848	(189,681)	719,034
Net (loss) income per common share(1):
Basic	(.12)	.28	(.04)	.14
Diluted	(.12)	.28	(.04)	.14

(1)	Year-to-date income per share amounts may not foot when adding the quarterly income per share amounts due to rounding.
(20)	COMMITMENTS & CONTINGENCIES
We are involved in legal proceedings arising in the ordinary course of business which are routine in nature and incidental to our business. We currently believe that none of these matters, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, because litigation is subject to inherent uncertainties and the outcome of such matters cannot be predicted with reasonable certainty, there can be no assurance that any one or more of these matters will not have a material adverse effect on our financial condition, results of operations and/or liquidity.
We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of December 31, 2009, the principal balance of the mortgage was $489,776 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.
(21)	SUPPLEMENTAL DISCLOSURE FOR NET INCOME PER SHARE

	2009	2008

Net income	$5,068,730	$1,361,303

Income available to common shareholders, assuming dilution	$5,068,730	$1,361,303

Weighted-average common shares outstanding	5,135,928	5,033,423
Dilutive effect of outstanding options	2,082	13,971

Diluted common shares	5,138,010	5,047,394

Basic net income per common share	$0.99	$0.27
Diluted net income per common share	$0.99	$0.27
(22)	SEGMENT INFORMATION
We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following table provides financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for each of the years ended December 31, 2009 and 2008 were as follows:

	December 31, 2009
	Property/Casualty	Insurance	Reportable Segment
	Insurance	Agency	Total

Revenues from external customers	$42,207,219	$—	$42,207,219
Intersegment revenues	—	1,774,782	1,774,782
Interest revenue	3,860,827	101	3,860,928
Interest expense	—	—	—
Depreciation and amortization	353,125	—	353,125
Segment profit	6,419,156	1,604,220	8,023,376
Federal income tax expense	1,330,695	545,435	1,876,130
Segment assets	153,665,654	298,432	153,964,086

	December 31, 2008
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total
Revenues from external customers	$45,143,413	$—	$45, 143,413
Intersegment revenues	—	1,991,010	1,991,010
Interest revenue	3,793,261	1,167	3,794,428
Interest expense	12	—	12
Depreciation and amortization	482,257	—	482,257
Segment profit	3,615,656	1,991,689	5,607,345
Federal income tax expense	229,278	677,174	906,452
Segment assets	139,884,442	359,794	140,244,236
The following is a reconciliation of the segment results to the consolidated amounts reported in the consolidated financial statements:

	2009	2008
Revenues
Total revenues for reportable segments	$47,842,929	$50,928,851
Parent company revenues	32,669	63,888
Elimination of intersegment revenues	(1,774,782)	(1,991,010)

Total consolidated revenues	$46,100,816	$49,001,729

Profit
Total profit for reportable segments	$8,023,376	$5,607,345
Parent company SEC investigation expenses	(23,616)	(3,289,462)
Parent company other expenses, net of intersegment eliminations	(1,638,714)	(1,799,783)

Total consolidated net income before federal income taxes	$6,361,046	$518,100

Assets
Total assets for reportable segments	$153,964,086	$140,244,236
Parent company assets	12,479,756	6,865,641
Elimination of intersegment receivables	(5,663,944)	(456,276)

Total consolidated assets	$160,779,898	$146,653,601

(23)	DIVIDENDS
On November 13, 2009, the Board of Directors of Bancinsurance Corporation declared a cash dividend of $0.50 per share (approximately $2.6 million in the aggregate) payable on December 14, 2009 to holders of record of Bancinsurance Corporation’s common shares as of the close of business on November 30, 2009. There were no dividends declared for the period ended December 31, 2008.

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, evaluated the effectiveness, as of December 31, 2009, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND DIRECTOR NOMINEES OF THE COMPANY
The Company’s Board of Directors is currently comprised of seven directors. Each director serves until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his earlier death, resignation or removal. The Board has nominated each of the seven directors for re-election at the Company’s 2010 annual meeting of shareholders. Information regarding the Company’s directors and director nominees is presented below, including but not limited to, a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each director and director nominees should serve as a director in light of the Company business and structure:
John S. Sokol, age 47, has served as a director of the Company since 1990. Mr. Sokol has been Chairman of the Board and Chief Executive Officer of the Company and Ohio Indemnity, the Company’s wholly-owned property/casualty insurance subsidiary (“Ohio Indemnity”), since June 2007 and President of the Company and Ohio Indemnity since June 1999. He was the Acting Chief Executive Officer of the Company and Ohio Indemnity from March 2007 until June 2007, Executive Vice President of the Company and Ohio Indemnity from June 1996 until June 1999 and Vice President of the Company and Ohio Indemnity from 1993 until June 1996. From 1989 until 1993, Mr. Sokol served as an officer for Manufacturers Hanover and Chemical Bank, a national provider of banking and financial services. It was concluded that Mr. Sokol is qualified to be a director and director nominee of the Company based on (1) his experience described above, (2) his leadership skills, (3) his insurance experience, (4) his financial experience, (5) his financial institution experience, (6) his public company experience, (7) his business acumen, (8) his experience as a director and as an executive officer and (9) his knowledge of the Company and its business.
Douglas G. Borror, age 54, has served as a director of the Company since 2004. Mr. Borror has served as the managing partner and Chief Executive Officer of Borror Properties, Inc., a Columbus, Ohio based property management and development company, since 2008. Mr. Borror has been Chairman of the Board of Dominion Homes, Inc., a regional home builder and also a public company up until 2008, since July of 1999, and was Chief Executive Officer of Dominion Homes, Inc. from September 1992 through June 2009. He serves on the Board of Directors of Columbia Gas of Ohio, Inc., a natural gas utility company, and is a member of the Board of Trustees of The Ohio State University. It was concluded that Mr. Borror is qualified to be a director and director nominee of the Company based on (1) his experience described above, (2) his leadership skills, (3) his financial experience, (4) his public company experience (5) his business acumen, (6) his experience as a director and as an executive officer and (7) his knowledge of the Company and its business.
Kenton R. Bowen, age 46, has served as a director of the Company since 2002. Mr. Bowen has served as Chairman of the Board of EPlay, LLC, an entertainment technology company, since January 2008. From 2006 until December 2007, he was the Executive Vice President of Teleperformance USA, a technical support and customer service outsourcing company. From 1996 until January 2006, he was the President and a Director of CallTech Communications, LLC, a technical support and customer service outsourcing company. From 1992 until 1996, he was the Vice President of Corporate Finance for Provident Bank, a national provider of banking and financial services. From 1990 until 1992, Mr. Bowen was a Vice President for Bank One, a national provider of banking and financial services. Mr. Bowen serves on the Board of Directors of Adams Medical Venture, a private medical venture capital company, and serves as a Managing Partner of Weiler-Bowen, Ltd., a real estate development firm. It was concluded that Mr. Bowen is qualified to be a director and director nominee of the Company based on (1) his experience described above, (2) his leadership skills, (3) his financial experience, (4) his financial institution experience, (5) his business acumen, (6) his experience as a director and as an executive officer and (7) his knowledge of the Company and its business.
Stephen P. Close, age 59, has served as a director of the Company since 2006. Mr. Close has served as Senior Vice President for Coinmach Corporation, a provider of coin operated laundry vending equipment to multi-family housing and universities, since 1997. From 1975 until 1997, he served as President and Chief Executive Officer for National Coin Laundry, a provider of coin operated laundry vending equipment to multi-family housing and universities and commercial industrial laundry equipment to nursing homes, athletic clubs and hospitals. It was concluded that Mr. Close is qualified to be a director and director nominee of the Company based on (1) his experience described above, (2) his leadership skills, (3) his financial experience, (4) his business acumen, (5) his experience as an executive officer and (6) his knowledge of the Company and its business.
Edward N. Cohn, age 51, has served as a director of the Company since 2007. Mr. Cohn has served as President and Chief Executive Officer of Big Brothers Big Sisters of Central Ohio, a non-profit corporation that provides quality mentoring relationships to youth, since March 2006. From August 1998 to March 2006, he served as President of Unizan Bank, Columbus, a provider of banking and financial services. From 1985 to 1998, Mr. Cohn was employed by County Savings Bank, where he served as Chairman and Chief

Executive Officer from 1993 to 1998. It was concluded that Mr. Cohn is qualified to be a director and director nominee of the Company based on (1) his experience described above, (2) his leadership skills, (3) his financial experience, (4) his financial institution experience, (5) his business acumen, (6) his experience as a director and as an executive officer and (7) his knowledge of the Company and its business.
Daniel D. Harkins, age 80, has served as a director of the Company since 1981. Mr. Harkins is a private investor. Prior to 1987, Mr. Harkins owned and served as President of Ace Beverage Distributing Company. From 1978 until 1980, he served as a consultant for A. T. Kearney, Inc., a management consulting firm. From 1973 until 1978, he served as General Sales Manager and International Sales Manager for several divisions of Ashland Chemical Company. It was concluded that Mr. Harkins is qualified to be a director and director nominee of the Company based on (1) his experience described above, (2) his leadership skills, (3) his financial experience, (4) his business acumen, (5) his experience as an executive officer and (6) his knowledge of the Company and its business.
Matthew D. Walter, age 41, has served as a director of the Company since 2001. Mr. Walter served as Chairman of the Board and Chief Executive Officer of BoundTree Medical Products, Inc., a supplier of medical equipment to the emergency care market in the U.S., from November 2000 until June 2008. In June 2008, BoundTree Medical, Inc. merged with and into Sarnova, Inc. Mr. Walter currently serves as Lead Director of Sarnova, Inc. Mr. Walter has also served as Managing Partner of Talisman Capital Partners, a private equity partnership, since June 2000. From July 1996 until September 2000, Mr. Walter served as Vice President and General Manager of National PharmPak, Inc., a subsidiary of Cardinal Health, Inc., a provider of products and services to the health care industry. Mr. Walter also served on the board of directors of Cardinal Health, Inc., a provider of products and services to the health care industry and also a public company, up until 2008. It was concluded that Mr. Walter is qualified to be a director and director nominee of the Company based on (1) his experience described above, (2) his leadership skills, (3) his financial experience, (4) his public company experience, (5) his business acumen, (6) his experience as a director and as an executive officer and (7) his knowledge of the Company and its business.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board. In addition to John S. Sokol, our Chairman of the Board, Chief Executive Officer and President, the following persons are executive officers of the Company:
Matthew C. Nolan, age 35, has served as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and Ohio Indemnity since July 2004. He joined the Company in April 2003 and served as Manager of Finance & Reporting from April 2003 until July 2004. From 1997 until February 2003, he was employed by KPMG LLP, an independent registered public accounting firm, where he served as an Audit Manager in the financial services sector with a specialized focus in the insurance industry. Mr. Nolan is a certified public accountant licensed in the State of Ohio.
Daniel J. Stephan, age 48, has served as President of OIC Lender Services, a division of Ohio Indemnity, since March 2008. He was Senior Vice President of Ohio Indemnity from June 2003 until March 2008, and was Vice President of Ohio Indemnity from May 2000 until June 2003. From 1999 until May 2000, he owned and operated Promark Specialty Insurance, an independent insurance agency and consulting firm. From 1997 until 1999, Mr. Stephan served as the General Manager of the Lender Products Division of Markel American Insurance Company, a property/casualty insurance company. From 1993 until 1997, he served as the Product Manager for Progressive Corporation, a property/casualty insurance company, where he directed sales and marketing for insurance products and services.
Stephen J. Toth, age 46, has served as Vice President of Specialty Products for Ohio Indemnity since 1999. He joined Ohio Indemnity in 1989 and served as Assistant Vice President of Ohio Indemnity from 1991 until 1999 and as Administrator of Ohio Indemnity’s Bonded Service Program from 1989 until 1991. From 1986 until 1989, he was employed by the Rockwood Insurance Group, a property/casualty insurance company.
Margaret A. Noreen, age 45, has served as Vice President of Technology for Ohio Indemnity since March 2008. She joined Ohio Indemnity in 2006 and served as Technology Director from 2006 until March 2008. From 2003 until December 2005, Ms. Noreen served as the Chief Information Officer for Real Living, Inc, a national residential real estate company. From 1999 until 2003, she served as a consultant in the technology industry.
CODE OF ETHICS
The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that complies with applicable SEC rules and applies to all employees, officers and directors of the Company and its wholly-owned subsidiaries, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on the “Corporate Governance” page of the Company’s website at www.bancinsurance.com. The Company will also provide, free of charge, copies of the Code of Ethics upon written request directed to the Company’s Corporate Secretary at 250 East Broad Street, Seventh Floor, Columbus, Ohio 43215. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, certain provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common shares to file reports of ownership and changes in ownership of the common shares with the SEC. Based solely on a review of the reports filed on behalf of these persons and representations from our executive officers and directors that no additional reports were required to be filed, the Company believes that, during fiscal year 2009, its executive officers, directors and greater than 10% beneficial owners complied with such filing requirements.
AUDIT COMMITTEE
Information concerning our Audit Committee is provided in Item 13 of this Annual Report on Form 10-K under the caption “Board Committees” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION OF DIRECTORS
The Board of Directors annually reviews and determines the compensation for our non-employee directors. In connection with its review and determination, the Board considers the recommendations of the Compensation Committee. For the 2009 fiscal year, each non-employee director received the following compensation for his service as a director:
•	$10,000 annual retainer ($20,000 and $13,000 in the case of the Audit Committee Chairman and the Compensation Committee Chairman, respectively);

•	$750 for each Board or committee meeting that he attends in person (provided that a non-employee director receives only $750 for attending multiple Board and committee meetings held on the same date);

•
$250 for each Board or committee meeting in which he participates telephonically (provided that a non-employee director receives only $250 for participating telephonically in multiple Board and committee meetings held on the same date); and

•	stock options to purchase 2,000 of our common shares pursuant to the 2002 Stock Plan.
Generally, our Board of Directors has granted annual stock option awards to our non-employee directors at its meeting held during the second or third quarter. The Company does not employ any program, plan or practice to time option grants to our non-employee directors with the release of material non-public information, and the grant date of each stock option award is the same date on which the Board approves the grant. In accordance with the terms of the 2002 Stock Plan, the exercise price of each stock option is equal to the closing price of our common shares on the date of grant. On July 27, 2009, the Board granted each non-employee director stock options to purchase 2,000 common shares at an exercise price of $3.40 per share (the closing price of our common shares on the date of grant) pursuant to the 2002 Stock Plan. The stock options vest and become exercisable on the first anniversary of the date of grant and expire on the tenth anniversary of the date of grant unless sooner exercised or forfeited.
Each director of the Company also serves as a director of Ohio Indemnity and receives no additional compensation for such services. Employee directors receive no additional compensation from the Company or Ohio Indemnity for serving as directors.

2009 Director Compensation Table
The following table summarizes the total compensation paid to each of the non-employee directors during the 2009 fiscal year:

	Fees
	Earned
	or Paid	Option
	in Cash	Awards(1)(2)	Total
Name	($)	($)	($)
Douglas G. Borror	16,500	5,445	21,945
Kenton R. Bowen	15,250	5,445	20,695
Stephen P. Close	17,750	5,445	23,195
Edward N. Cohn	16,000	5,445	21,445
Daniel D. Harkins	32,750	5,445	38,195
Matthew D. Walter	19,750	5,445	25,195

(1)
The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards granted during fiscal year 2009. Assumptions used in the calculation of this amount are included in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)
As of December 31, 2009, the non-employee directors held the following stock options to purchase the Company’s common shares: Douglas G. Borror: 8,000 options (6,000 exercisable and 2,000 unexercisable); Kenton R. Bowen: 10,000 options (8,000 exercisable and 2,000 unexercisable); Stephen P. Close: 8,000 options (6,000 exercisable and 2,000 unexercisable); Edward N. Cohn: 6,000 options (4,000 exercisable and 2,000 unexercisable); Daniel D. Harkins: 14,000 options (12,000 exercisable and 2,000 unexercisable); and Matthew D. Walter: 14,000 options (12,000 exercisable and 2,000 unexercisable).

COMPENSATION OF EXECUTIVE OFFICERS
2009 Summary Compensation Table
The following table summarizes the total compensation for the 2009 and 2008 fiscal years for the Company’s principal executive officer and two other most highly compensated executive officers in 2009 (the “Named Executive Officers” or “NEOs”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards(1)	Awards(1)	Compensation(2)	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)		($)

John S. Sokol Chairman, Chief Executive Officer and President	2009	349,650	—	206,615	—	262,238	105,828	(3)	924,331
	2008	349,650	—	177,455	—	127,972	121,149	(3)	776,226

Matthew C. Nolan Vice President, Chief Financial Officer, Treasurer and Secretary	2009	210,000	—	51,745	—	65,625	26,487	(4)	353,857
	2008	210,000	—	44,479	—	32,025	26,607	(4)	313,111

Daniel J. Stephan President of OIC Lender Services, a division of Ohio Indemnity	2009	180,810	—	100,055	—	81,552	24,383	(5)	386,800
	2008	180,810	—	71,307	—	61,981	25,037	(5)	339,135

(1)
The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards granted during such fiscal year. Assumptions used in the calculation of these amounts are included in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. See “—Equity Based Compensation” below for more information concerning equity based compensation awarded to the NEOs for 2009.

(2)	The amounts shown reflect cash bonuses earned by the NEOs under the Company’s 2009 and 2008 Fiscal Year Executive

Officer Bonus Plans. See “—Annual Bonus” below for more information concerning cash bonuses awarded to the NEOs for their performance in 2009.

(3)
Includes (a) $9,800 and $8,552 for the Company’s matching contribution under its 401(k) Plan for the 2009 and 2008 fiscal years, respectively, (b) $12,000 for a Company provided allowance for life insurance premiums for the benefit of John S. Sokol for each of the 2009 and 2008 fiscal years, (c) $6,000 and $6,042 for the Company’s reimbursement of estimated taxes incurred by John S. Sokol in connection with the Company’s provision of the life insurance allowance for the 2009 and 2008 fiscal years, respectively, and (d) with respect to the 2009 and 2008 fiscal years, $19,989 and $30,016, respectively, for tax gross-up payments made by the Company as reimbursement for estimated taxes incurred by John S. Sokol in connection with the vesting of 9,531 restricted common shares on May 30, 2009 and 2008, respectively (see footnote 6 below). Also includes the aggregate incremental cost to the Company for certain other perquisites, none of which exceeded the greater of $25,000 or ten percent of the total amount of perquisites. Does not include dues and expenses paid by the Company related to membership in professional organizations of $37,972 and $29,420 for the 2009 and 2008 fiscal years, respectively, as such expenses were business-related.

(4)
Includes $9,800 and $9,200 for the Company’s matching contribution under its 401(k) Plan for the 2009 and 2008 fiscal years, respectively. With respect to the 2009 and 2008 fiscal years, includes $5,462 and $8,201, respectively, for tax gross-up payments made by the Company as reimbursement for estimated taxes incurred by Matthew C. Nolan in connection with the vesting of 2,604 restricted common shares on May 30, 2009 and 2008, respectively (see footnote 6 below). Also includes the aggregate incremental cost to the Company for certain perquisites, none of which exceeded the greater of $25,000 or ten percent of the total amount of perquisites.

(5)
Includes $9,800 and $8,988 for the Company’s matching contribution under its 401(k) Plan for the 2009 and 2008 fiscal years, respectively. With respect to the 2009 and 2008 fiscal years, includes $5,369 and $8,062, respectively, for tax gross-up payments made by the Company as reimbursement for estimated taxes incurred by Daniel J. Stephan in connection with the vesting of restricted 2,560 common shares on May 30, 2009 and 2008, respectively (see footnote 6 below). Also includes the aggregate incremental cost to the Company for certain perquisites, none of which exceeded the greater of $25,000 or ten percent of the total amount of perquisites.

(6)
As previously reported, on May 30, 2007, the Compensation Committee granted 25,894, 7,813 and 7,681 restricted common shares to John S. Sokol, Matthew C. Nolan and Daniel J. Stephan, respectively. The restricted common shares vest in equal annual installments on the first, second and third anniversaries of the date of grant, subject to the NEO’s continued employment with the Company on the applicable anniversary date. The 2007 restricted stock awards did not include additional shares to provide for the NEO’s estimated tax withholdings. As a result, in connection with the vesting of these awards during 2009 and 2008, the Compensation Committee approved tax gross-up payments in cash to the NEOs to reimburse each NEO for the estimated taxes incurred by him in connection with the vesting of the restricted common shares on May 30, 2009 and May 30, 2008. See “-Equity Based Compensation” below for more information concerning equity based compensation awarded to the NEOs.

Annual Bonus
Annually, the Compensation Committee adopts a cash-based performance bonus plan for the NEOs for that fiscal year. The bonus plan is intended to retain and motivate our NEOs and reward them on the basis of achieving corporate and/or individual performance goals established by the Compensation Committee. The attainment of the performance goals is substantially uncertain at the time they are established. Under our 2009 Fiscal Year Executive Officer Bonus Plan (the “2009 Bonus Plan”), each NEO was eligible to receive a target bonus equal to a specified percentage of his base salary based upon the achievement of pre-established Company and/or individual performance goals (with each component being weighted differently based on the NEO’s position with the Company). The target bonus and the weighting of the Company goal and individual goal components for each NEO under the 2009 Bonus Plan were as follows:

	Target Bonus as a %	Company Goal/Individual Goal
Named Executive Officer	of Base Salary	Weighting
John S. Sokol	60%	100%/0%

Matthew C. Nolan	25%	100%/0%

Daniel J. Stephan	50%	50%/50%

Company Performance Goal Component
For fiscal year 2009, the Compensation Committee established a 10% return on beginning equity (“ROE”) as the target Company performance goal. Under the 2009 Bonus Plan, ROE is calculated by dividing (1) the Company’s net income for fiscal year 2009 (excluding (a) the after-tax effect of expenses incurred for fiscal year 2009 relating to the Company’s SEC investigation and (b) the after-tax effect of any net realized gains (losses) on investments during the 2009 fiscal year) by (2) total shareholders’ equity at the beginning of fiscal year 2009.
The minimum and maximum Company performance goals for fiscal year 2009 were set by the Compensation Committee at a 5% ROE and a 15% ROE, respectively. Under the 2009 Bonus Plan:
•	if ROE for fiscal year 2009 was less than 5%, no bonus would be awarded for the Company goal component;

•
if the Company achieved a ROE of 5% for fiscal year 2009, each NEO would be entitled to receive a bonus equal to the product of (1) 50% of the amount of the NEO’s target bonus and (2) the percentage of his bonus allocated to the Company goal component;

•
if the Company achieved a ROE of 10% for fiscal year 2009, each NEO would be entitled to receive a bonus equal to the product of (1) 100% of the amount of the NEO’s target bonus and (2) the percentage of his bonus allocated to the Company goal component; and

•
if the Company achieved a ROE of at least 15% for fiscal year 2009, each NEO would be entitled to receive a bonus equal to the product of (1) 125% of the amount of his target bonus and (2) the percentage of his bonus allocated to the Company goal component.

If ROE for fiscal year 2009 fell between 5% and 10%, a straight-line schedule would be used to determine the percentage of the amount of target bonus (ranging between 50% and 100%) each NEO would be entitled to receive in respect of the Company goal component. For fiscal year 2009, the Company achieved a ROE of 18.9%. As a result, each NEO was entitled to receive a bonus equal to the product of (1) 125% of the amount of his target bonus and (2) the percentage of his bonus allocated to the Company goal component.
Individual Performance Goal Component
Under the 2009 Bonus Plan, the individual performance goal for Daniel J. Stephan consisted of product line financial targets relating to the Company’s lender service product line. Following the completion of the 2009 fiscal year, the Compensation Committee evaluated Mr. Stephan’s performance with respect to these targets and determined his bonus of $25,049 relating to the individual goal component.
Annual bonuses under the 2009 Bonus Plan for achievement of the Company and/or individual performance goals during the 2009 fiscal year were calculated by the Compensation Committee and paid to the NEOs in early 2010. Annual bonuses earned by the NEOs under the 2009 Bonus Plan are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
The Compensation Committee recognizes that, in limited cases, the annual performance bonus plan may not appropriately reward our NEOs for their performance during the year due to circumstances arising after the bonus plan is established and, in those cases, the payment of discretionary bonuses may be appropriate. No discretionary bonuses were paid to the NEOs with respect to the 2009 fiscal year.
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

On July 27, 2009, the Compensation Committee granted restricted stock awards to the NEOs as follows:

	Number of Restricted	Grant Date Fair
Named Executive Officer	Common Shares	Value of Stock Awards

John S. Sokol	60,769	$206,615

Matthew C. Nolan	15,219	$51,745

Daniel J. Stephan	29,428	$100,055
The restricted common shares granted to each of the NEOs on July 27, 2009 vest in one-third increments on the first, second and third anniversaries of the date of grant, subject to the applicable NEO’s continued employment with the Company on the applicable anniversary date. Included in the 2009 restricted stock awards were additional shares to provide for the NEO’s estimated tax withholdings. The value of the stock awards shown above reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these grant date fair value amounts are included in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
On July 31, 2008, the Compensation Committee granted restricted stock awards to the NEOs as follows:

	Number of Restricted	Grant Date Fair
Named Executive Officer	Common Shares	Value of Stock Awards

John S. Sokol	37,359	$177,455

Matthew C. Nolan	9,364	$44,479

Daniel J. Stephan	15,012	$71,307
The restricted common shares granted to each of the NEOs on July 31, 2008 vest in one-third increments on the first, second and third anniversaries of the date of grant, subject to the applicable NEO’s continued employment with the Company on the applicable anniversary date. Included in the 2008 restricted stock awards were additional shares to provide for the NEO’s estimated tax withholdings. The value of the stock awards shown above reflects the grant date fair value computed in accordance with FASB ASC Topic 718.
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
See “Outstanding Equity Awards at 2009 Fiscal Year-End” below for more information concerning the outstanding equity awards held by the NEOs and “Potential Payments Upon Termination of Employment or Change in Control” below for more information concerning the vesting of these awards upon termination of employment or a change in control of the Company.
Benefits and Perquisites
The Compensation Committee provides certain benefits and perquisites to the NEOs that it believes will enable these individuals to more efficiently and effectively perform their responsibilities. The Compensation Committee further believes that these benefits and perquisites are reasonable and consistent with the Company’s executive compensation objectives. For more information concerning certain benefits and perquisites received by the NEOs during the 2009 and 2008 fiscal years, see the “All Other Compensation” column and related footnote disclosure in the 2009 Summary Compensation Table above.
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

Outstanding Equity Awards at 2009 Fiscal Year-End
The following table provides information about outstanding equity awards for each of the NEOs at December 31, 2009.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities				Number of
	Underlying	Underlying				Shares or		Market Value of
	Unexercised	Unexercised				Units of Stock		Shares or Units
	Options	Options		Option	Option	That Have		of Stock That
	(#)	(#)		Exercise Price	Expiration	Not Vested		Have Not Vested
Name	Exercisable	Unexercisable (1)		($)	Date	(#)		($)(5)

John S. Sokol	100,000	—		4.50	7/25/2012
	100,000	—		5.21	6/1/2013
	100,000	—		7.04	12/20/2014
	60,000	40,000	(a)	6.00	5/30/2016
	—	—		—	—	9,532	(2)	56,620
	—	—		—	—	24,906	(3)	147,942
	—	—		—	—	60,769	(4)	360,968

Matthew C. Nolan	8,000	—		7.04	12/20/2014
	15,000	10,000	(b)	6.00	5/30/2016
	—	—		—	—	2,605	(2)	15,474
	—	—		—	—	6,243	(3)	37,083
	—	—		—	—	15,219	(4)	90,401

Daniel J. Stephan	10,000	—		4.06	5/16/2010
	10,000	—		4.38	5/16/2011
	5,000	—		4.65	5/29/2011
	10,000	—		5.00	5/16/2012
	5,000	—		4.50	7/25/2012
	10,000	—		5.03	5/16/2013
	5,000	—		5.21	6/1/2013
	10,000	—		8.00	5/16/2014
	15,000	10,000	(c)	6.00	5/30/2016
	—	—		—	—	2,561	(2)	15,212
	—	—		—	—	10,008	(3)	59,448
	—	—		—	—	29,428	(4)	174,802

(1)	The unexercisable stock options vest according to the following schedule:

(a)	20,000 common shares on each of 5/31/2010 and 5/31/2011;

(b)	5,000 common shares on each of 5/31/2010 and 5/31/2011;

(c)	5,000 common shares on each of 5/31/2010 and 5/31/2011.

(2)
Represents unvested restricted common shares granted on May 30, 2007 which fully vest on May 30, 2010, subject to the applicable NEO’s continued employment with the Company on the applicable vesting date.

(3)
Represents unvested restricted common shares granted on July 31, 2008 which vest in one-half increments on each of July 31, 2010 and 2011, subject to the applicable NEO’s continued employment with the Company on the applicable vesting date.

(4)
Represents unvested restricted common shares granted on July 27, 2009 which vest in one-third increments on each of July 27, 2010, 2011 and 2012, subject to the applicable NEO’s continued employment with the Company on the applicable vesting date.

(5)	The market value of the restricted common shares which have not vested is based on the closing price of the common shares on the OTC Bulletin Board on December 31, 2009 ($5.94).

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
Pursuant to the terms of our 2002 Stock Plan, if a participant’s employment terminates as a result of death or disability, (1) all of the participant’s unvested stock options immediately vest and become exercisable, (2) the participant’s unexercised stock options expire on the earlier of the fixed expiration date or twelve months after the date of such termination and (3) all of the participant’s unvested restricted stock immediately vests. In addition, if the Company enters into a plan or agreement that results in the merger or consolidation of the Company or the reclassification of the common shares or the exchange of the common shares for securities of another entity (other than a subsidiary of the Company) that has acquired the Company’s assets or which is in control of an entity that has acquired the Company’s assets and the terms of that plan or agreement are binding on all holders of the common shares (except to the extent that dissenting shareholders are entitled to relief under applicable law), (1) all outstanding stock options will become fully exercisable, (2) all outstanding unvested restricted stock will vest and (3) each affected participant will receive, upon payment of the exercise price, if applicable, securities or cash, or both, equal to that which the participant would have been entitled to receive under the plan or agreement if the participant had already exercised the accelerated stock options or the restricted stock had already vested. If either of these provisions of the 2002 Stock Plan had been triggered on December 31, 2009, (1) the value of the accelerated stock options as of such date (calculated by multiplying the number of common shares subject to each accelerated stock option by the difference between the exercise price of such stock option and the closing price of the common shares on December 31, 2009) would have been $0 for each of John S. Sokol, Matthew C. Nolan and Daniel J. Stephan (as all outstanding unvested options held by Messrs. Nolan and Stephan were out of the money (i.e., the exercise price exceeded the closing price of the common shares)), and (2) the value of the accelerated restricted stock (calculated by multiplying the number of accelerated restricted common shares by the closing price of the common shares on December 31, 2009) would have been $565,530, $142,958, and $249,462 for John S. Sokol, Matthew C. Nolan, and Daniel J. Stephan, respectively. Under the 2002 Stock Plan, the Compensation Committee may, at any time and in its sole discretion, cancel any or all outstanding awards under the plan and buy-out the portion of such awards that are then exercisable.
Pursuant to the terms of our 1994 Stock Plan, in the event of a participant’s termination of employment due to death or disability, the Compensation Committee, in its sole discretion, may accelerate the vesting of all or any portion of the participant’s unvested stock options and permit the exercise of such options until the earlier of the fixed expiration date of such options or 90 days after the date of such termination. In addition, under the 1994 Stock Plan, in the event of a change in control of the Company, all outstanding unvested stock options will immediately vest and become exercisable. If either of these provisions of the 1994 Stock Plan had been triggered on December 31, 2009, the value of the accelerated stock options (assuming acceleration of all unvested options) as of such date (calculated by multiplying the number of common shares subject to each accelerated stock option by the difference between the exercise price of such stock option and the closing price of the common shares on December 31, 2009) would have been $0 for each of John S. Sokol, Matthew C. Nolan and Daniel J. Stephan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth (1) the number of our common shares issuable upon exercise of outstanding options, warrants and rights under our equity compensation plans, (2) the weighted-average exercise price of the outstanding options, warrants and rights under our equity compensation plans and (3) the number of our common shares remaining available for future issuance under our equity compensation plans, each as of December 31, 2009. Our equity compensation plans consist of the 1994 Stock Plan and the 2002 Stock Plan, each of which has been approved by our shareholders.

(c)
	(a)	(b)	Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	691,000	$5.65	85,693	(1)

Equity compensation plans not approved by security holders	None	None	None

Total	691,000	$5.65	85,693	(1)

(1)
Reflects the number of common shares available for future grant under the 2002 Stock Plan as of December 31, 2009. The 2002 Stock Plan provides for the grant of equity-based awards, including stock options and restricted stock, to key employees, officers and directors of, and consultants and advisors to, the Company.

PRINCIPAL SHAREHOLDERS
The following table sets forth the beneficial ownership of our common shares as of February 2, 2010 by: (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common shares; (2) each of the Company’s directors, nominees for director and executive officers named in the 2009 Summary Compensation Table; and (3) the directors and executive officers of the Company as a group.

Name	Number of Common		Percent
of Beneficial	Shares Beneficially		of
Owner	Owned(1)		Class

Barbara K. Sokol	2,381,168	(2, 3)	45.74%
John S. Sokol	2,486,360	(2, 4, 5, 6)	44.67%
Douglas G. Borror	11,000	(5)	(7)
Kenton R. Bowen	28,000	(5)	(7)
Stephen P. Close	6,000	(5)	(7)
Edward N. Cohn	6,000	(5)	(7)
Daniel D. Harkins	61,150	(5)	1.17%
Matthew D. Walter	37,000	(5)	(7)
Matthew C. Nolan	55,396	(5, 6)	1.06%
Daniel J. Stephan	130,211	(5, 6)	2.46%
All directors and executive officers as a group (12 persons)	3,540,108		61.45%

(1)	Except as otherwise noted, the beneficial owner has sole voting and dispositive power over the common shares shown.

(2)
Falcon Equity Partners, L.P. (“Falcon Equity Partners”), an Ohio limited partnership whose sole partners are members of the Si Sokol family and trusts for the benefit of members of the Si Sokol family, owns of record 1,750,000 common shares. Barbara K. Sokol owns, directly and indirectly as trustee of a trust of which she is the sole trustee and beneficiary, a 11.4% interest in

Falcon Equity Partners, John S. Sokol owns, directly and indirectly as trustee of trusts for the benefit of members of the Si Sokol family, a 67.2% interest in Falcon Equity Partners and James K. Sokol and Carla A. Sokol (together with John S. Sokol, the children of Si Sokol and Barbara K. Sokol) each own directly a 10.7% interest in Falcon Equity Partners. As the sole managing general partner, John S. Sokol has sole power to dispose or direct the disposition of the common shares held of record by Falcon Equity Partners. As the general partners, John S. Sokol and Barbara K. Sokol share the power to vote or direct the vote of the common shares held of record by Falcon Equity Partners. James K. Sokol and Carla A. Sokol also own of record or through a broker 31,050 and 66,261 common shares, respectively.

(3)
1,750,000 of these common shares are beneficially owned by Barbara K. Sokol as a general partner of Falcon Equity Partners, as more fully described in note (2) above. 450,372 of these common shares are owned of record or through a broker by Barbara K. Sokol individually. 180,796 of these common shares are held by the Family Trust of the Si Sokol Trust, of which Barbara K. Sokol is the sole trustee and beneficiary and exercises all rights with respect to such common shares.

(4)
1,750,000 of these common shares are beneficially owned by John S. Sokol as the sole managing general partner and a general partner of Falcon Equity Partners, as more fully described in note (2) above. 214,906 of these common shares are owned of record or through a broker by John S. Sokol individually. 66,247 of these common shares are held by John S. Sokol as custodian for his minor children.

(5)
Includes 360,000, 6,000, 8,000, 6,000, 4,000, 12,000, 12,000, 23,000 and 80,000 common shares that underlie currently exercisable options or options exercisable within 60 days of February 2, 2010 held by John S. Sokol, Douglas G. Borror, Kenton R. Bowen, Stephen P. Close, Edward N. Cohn, Daniel D. Harkins, Matthew D. Walter, Matthew C. Nolan and Daniel J. Stephan, respectively.

(6)
Includes (a) 9,532, 2,605 and 2,561 restricted Common Shares held by John S. Sokol, Matthew C. Nolan and Daniel J. Stephan, respectively, which fully vest on May 30, 2010, subject to such executive officer’s continued employment with the Company on such vesting date; (b) 24,906, 6,243 and 10,008 restricted Common Shares held by John S. Sokol, Matthew C. Nolan and Daniel J. Stephan, respectively, which vest in one-half increments on July 31, 2010 and 2011, subject to such executive officer’s continued employment with the Company on the applicable vesting date; and (c) 60,769, 15,219 and 29,428 restricted Common Shares held by John S. Sokol, Matthew C. Nolan and Daniel J. Stephan, respectively, which vest in one-third increments on July 27, 2010, 2011 and 2012, subject to such executive officer’s continued employment with the Company on the applicable vesting date.

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
TRANSACTIONS WITH RELATED PERSONS
Undertaking Agreements
As previously reported, on February 14, 2005, the Company received notification from the SEC that it was conducting an informal, non-public inquiry regarding the Company. On March 29, 2005, the Company was notified by the SEC that the informal, non-public inquiry had been converted into a formal private investigation. On October 23, 2007, the Company and certain of its current officers (Chief Executive Officer, Chief Financial Officer and Vice President of Specialty Products) each received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff was considering recommending that the Commission bring a civil action against each of them for possible violations of the federal securities laws. The Notice provided the Company and each officer the opportunity to present their positions to the staff before the staff recommends whether any action should be taken by the Commission.
On November 16, 2009, the Commission filed settled enforcement actions against the Company and the Chief Executive Officer that resolve the SEC investigation with respect to them. The settlement relates to one accounting matter in 2003 and first quarter of 2004: reserving for the Company’s since-discontinued bond program. Under the terms of its settlement with the SEC, the Company consented, without admitting or denying the allegations in the complaint filed by the Commission, to the entry of a final judgment permanently enjoining the Company from violating Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. No fines, civil penalties or other sanctions were assessed against the Company. Under the terms of his settlement, the Chief Executive Officer consented, without admitting or denying the allegations in the complaint filed by the Commission, to the entry of a final judgment permanently enjoining him from violating Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5, 13b2-1 and 13b2-2 thereunder and from aiding and abetting any violation of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. He also agreed to pay a $60,000 civil penalty. On November 25, 2009, the settlements were approved by the United States District Court for the District of Columbia, and became final upon entry by the Court of the final judgment against the Company and the Chief Executive Officer.
On February 3, 2010, the Company was informed that the staff of the SEC had completed its investigation as to the Chief Financial Officer and Vice President of Specialty Products and does not intend to recommend to the Commission any enforcement action against either officer.
Pursuant to separate undertaking agreements dated November 12, 2007 between the Company and John S. Sokol, Matthew C. Nolan and Stephen J. Toth, each an executive officer of the Company, we have agreed to advance reasonable legal fees and expenses incurred by each such officer in connection with the SEC investigation. The undertaking agreements required each officer to repay the amounts advanced if it was ultimately determined, in accordance with Article Five of the Company’s Amended and Restated Code of Regulations (the “Regulations”), that the officer did not act in good faith or in a manner he reasonably believed to be in or not opposed to the best interests of the Company with respect to the matters covered by the SEC investigation. The Company’s board of directors has determined that none of these officers is required to repay any amounts advanced to him pursuant to his undertaking agreement for legal fees and expenses incurred in connection with the SEC investigation. The undertaking agreements are accounted for as guarantee liabilities as more fully described in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The following table sets forth the legal expenses incurred by the Company related to the undertaking agreements for the fiscal years ended December 31, 2009 and 2008, including amounts accrued for the guarantee liabilities.

	2009	2008

John S. Sokol	$(62,663)	$284,718
Matthew C. Nolan	(28,905)	203,128
Stephen J. Toth	(55,852)	486,972

Total Expenses	$(147,420)	$974,818

The $147,420 aggregate benefit recorded during fiscal year 2009 was primarily related to the net decrease in the Company’s guarantee liability associated with the undertaking agreements as the Company reduced its guarantee liability to zero at December 31, 2009 based on the resolution of the SEC investigation (as more fully described in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). For more information concerning the SEC investigation, see Items 1, 7 and 8 of the Annual Report on Form 10-K.

Split-Dollar Agreement
In 1994, we entered into a Split-Dollar Insurance Agreement with a bank, as trustee, for the benefit of Si Sokol, the Company’s founder and former Chairman and Chief Executive Officer, and his spouse, Barbara K. Sokol, a current beneficial owner of more than 5% of our outstanding common shares. The trustee has acquired a second-to-die policy on the lives of the insureds, in the aggregate face amount of $2,700,000. On July 3, 2007, Si Sokol passed away and he was survived by Barbara K. Sokol. At December 31, 2009 and 2008, we had loaned the trustee $1,135,905 and $1,060,743, respectively, under this agreement for payment of insurance premiums, which is included in loans to affiliates in the Company’s balance sheet. Amounts loaned by the Company to the trustee are to be repaid, in full, without interest, from any of the following sources: (1) cash surrender value of the underlying insurance policies; (2) death benefits; and/or (3) the sale of 15,750 common shares of the Company contributed by Si Sokol to the trust.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT AUDITOR FEES
As previously reported, on November 30, 2009, the Audit Committee dismissed Daszkal Bolton LLP (“Daszkal”) as the Company’s independent registered public accounting firm (“independent auditor”) and on December 2, 2009, engaged Skoda Minotti (“Skoda”) as the Company’s independent auditor for the fiscal year ending December 31, 2009. The following table sets forth (1) the aggregate fees billed by Skoda for their audit of the 2009 fiscal year and (2) the aggregate fees billed by Daszkal for their audit of the 2008 fiscal year:

	2009	2008

Audit Fees(1)	$144,000	$206,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	—	540,933

Total Fees	$144,000	$746,933

(1)
Audit Fees consist of the aggregate fees for professional services rendered by the independent auditor for the audit of the Company’s annual consolidated financial statements and review of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q. For the 2009 fiscal year, the amount shown also includes fees for Skoda’s audit of Ohio Indemnity’s annual statutory financial statements. For the 2009 fiscal year, the amount shown does not include Daszkal’s billed fees of (1) $75,000 in connection with their reviews of the Company’s Form 10-Qs for the three quarterly periods in 2009, (2) $43,202 in connection with their audit work related to the Company’s internal controls under Section 404 of the Sarbanes-Oxley Act prior to SEC’s extension of the effective date for non-accelerated filers on October 2, 2009 and (3) $37,500 in connection with their audit work related to the Company’s 2009 annual consolidated financial statements prior to their dismissal.

(2)
All Other Fees consist of the aggregate fees and expenses billed during the 2008 fiscal year related to Daszkal’s responses to certain investigative subpoenas received from the staff of the SEC in connection with the SEC investigation as more fully described above in “Regulation-SEC Investigation” in Item 1 of this Annual Report on Form 10-K and Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. These fees and expenses were billed to the Company pursuant to the terms of the engagement letter between the Company and Daszkal, and included $455,086 for Daszkal’s outside counsel, $59,803 for Daszkal employees and $26,044 for former Daszkal employees.

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
The Audit Committee pre-approved all audit and non-audit services provided to the Company by Daszkal and Skoda during the 2009 fiscal year.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:

Page in
this
Report
(1) Financial Statements

The following financial statements, which are included in Item 8 of Part II of this report:

Report of Independent Registered Public Accounting Firm — Skoda Minotti	29

Report of Independent Registered Public Accounting Firm — Daszkal Bolton LLP	30

Consolidated Statements of Income for the years ended December 31, 2009 and 2008	31

Consolidated Balance Sheets as of December 31, 2009 and 2008	32

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008	34

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	35

Notes to Consolidated Financial Statements	36

(2) Financial Statement Schedules

The following financial statement schedules are included in this Item 15 of Part IV of this report:

Schedule I — Summary of investments — other than investments in related parties	78

Schedule II — Condensed financial information of Bancinsurance Corporation (Parent Company Only)	79
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

4	(b)
Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4	(c)
Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4	(d)
Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(e)
Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(f)
Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(g)
Amended and Restated Credit Agreement effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.1 of Current Report on Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4	(h)
Eleventh Amendment and Restatement of Note effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.2 of Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4	(i)
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
Bancinsurance Corporation 2002 Stock Incentive Plan Form of Stock Option Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2006 (file number 0-8738), which is incorporated herein by reference).

10	(d)#
Bancinsurance Corporation 2002 Stock Incentive Plan Form of Restricted Stock Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 4, 2007 (File No. 0-8738), which is incorporated herein by reference).

10	(e)#
Form of Undertaking Agreement dated November 12, 2007 by and between Bancinsurance Corporation and John S. Sokol, Matthew C. Nolan and Stephen J. Toth (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).

10	(f)#
Split Dollar Insurance Agreement, dated June 20, 1994, between Bancinsurance Corporation and Fifth Third Bank of Columbus, as Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (reference is made to Exhibit 10(p) of Form 10-K for the fiscal year ended December 31, 2007 (file number 0-8738), which is incorporated herein by reference).

10	(g)#
Split Dollar Insurance Agreement Collateral Assignment, dated June 21, 1994, by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (reference is made to Exhibit 10(q) of Form 10-K for the fiscal year ended December 31, 2007 (file number 0-8738), which is incorporated herein by reference).

10	(h)
Commercial Lease Agreement between Ohio Indemnity Company and 250 East Broad Street Properties, LLC, dated August 11, 2008 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed on August 20, 2008 (file number 0-08738), which is incorporated herein by reference).

10	(i)#
Amended and Restated Bancinsurance Corporation 2002 Stock Incentive Plan effective as of January 1, 2009 (reference is made to Exhibit 10.1 of Current Report on Form 10-Q filed October 31, 2008 (file number 0-8738), which is incorporated herein by reference).

10	(j)#
First Amendment to Bancinsurance Corporation 1994 Stock Option Plan effective as of January 1, 2009 (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed October 31, 2008 (file number 0-8738), which is incorporated herein by reference).

10	(k)#
Summary of Bancinsurance Corporation 2008 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed March 7, 2008 (file number 0-8738), which is incorporated herein by reference).

10	(l)#
Bancinsurance Corporation 2009 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed March 5, 2009 (file number 0-8738), which is incorporated herein by reference).

21	*	Subsidiaries of the Registrant as of December 31, 2009.

23	(a)*	Consent of Skoda Minotti.

23	(b)*	Consent of Daszkal Bolton LLP.

31.1	*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
(b) Exhibits

See Item 15(a)(3).

(c) Financial Statement Schedules

See Item 15(a)(2).

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule I — SUMMARY OF INVESTMENTS — OTHER
THAN INVESTMENT IN RELATED PARTIES
December 31, 2009

Column A	Column B	Column C	Column D
		Estimated	Amount at which
		fair	shown in the
Type of Investment	Cost (1)	value	balance sheet
Held to maturity:
Fixed maturities:
Governments	$2,321,243	$2,326,863	$2,321,243
Political subdivisions	1,510,730	1,574,786	1,510,730
Special revenue and assessments	1,349,932	1,393,251	1,349,932

Total held to maturity	5,181,905	5,294,900	5,181,905

Available for sale:
Fixed maturities:
States, territories and possessions	4,068,391	4,135,866	4,135,866
Special revenue and assessments	65,834,928	65,746,941	65,746,941
Taxable municipal bonds	500,000	479,795	479,795
Corporate debt securities	460,851	1,015,547	1,015,547
Redeemable preferred stocks	148,850	194,900	194,900

Total available for sale fixed maturities	71,013,020	71,573,049	71,573,049

Equity securities:
Non-redeemable preferred stocks:
Banks, trusts and insurance companies	140,187	221,260	221,260
Industrial and miscellaneous	549,854	652,800	652,800

Total non-redeemable preferred stocks	690,041	874,060	874,060

Common stocks:
Banks, trusts and insurance Companies	300,997	639,750	639,750
Industrial and miscellaneous	1,359,120	1,479,941	1,479,941
Investment in mutual funds	3,424,049	4,257,886	4,257,886

Total common stocks	5,084,166	6,377,577	6,377,577

Total available for sale equity securities	5,774,207	7,251,637	7,251,637

Short-term investments	342,002	342,002	342,002
Restricted short-term investments	3,410,069	3,410,069	3,410,069
Other invested assets	715,000	715,000	715,000

Total investments	$86,436,203	$88,586,657	$88,473,662

(1)
Original cost of equity securities, adjusted for any write-downs, and, as to fixed maturities and short-term investments, original cost reduced by repayments, write-downs and adjusted for amortization of premiums or accrual of discounts.

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
Assets

Cash	$2,966,286	$3,261,413

Unaffiliated investments	1,252,501	715,000

Investments in subsidiaries (at equity)	50,593,380	46,392,329

Federal income tax recoverable	392,178	194,218

Receivable from subsidiaries, net	158,446	67,691

Dividend receivable from subsidiaries	4,916,755	—

Other assets	2,793,590	2,627,319

Total assets	63,073,136	53,257,970

Liabilities and Shareholders’ Equity

Bank line of credit	3,000,000	2,500,000

Trust preferred debt issued to affiliates	15,465,000	15,465,000

Other liabilities	236,417	632,589

Shareholders’ equity	44,371,719	34,660,381

Total liabilities and shareholders’ equity	$63,073,136	$53,257,970

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008

Other income	$32,668	$63,783
Interest expense	(815,419)	(1,232,243)
SEC investigation expenses	(23,616)	(3,289,462)
Other expenses	(855,962)	(631,451)

Loss before federal income taxes and equity in earnings of subsidiaries	(1,662,329)	(5,089,373)

Federal income tax benefit	583,814	1,749,655

Loss before equity in earnings of subsidiaries	(1,078,515)	(3,339,718)

Equity in distributed and undistributed earnings of subsidiaries	6,147,245	4,701,021

Net income	$5,068,730	$1,361,303

BANCINSURANCE CORPORATION AND SUBSIDIARIES
Schedule II — CONDENSED FINANCIAL INFORMATION OF
BANCINSURANCE CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$5,068,730	$1,361,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in distributed and undistributed net earnings of subsidiaries	(6,147,245)	(4,701,021)
Net realized gains from sale of property	(4,635)	—
Depreciation and amortization	84,188	106,396
Deferred federal income tax benefit	(202,795)	(171,478)
Equity-based compensation expense	516,022	395,054
Change in assets and liabilities:
Loans to affiliates	(75,162)	(56,371)
Accounts receivable/payable from/to subsidiaries	(90,755)	45,208
Other assets	(138,626)	294,447
SEC investigation expense payable	(401,503)	(1,598,497)
Other liabilities	48,370	(131,447)

Net cash used in operating activities	(1,343,411)	(4,456,406)

Cash flows from investing activities:
Proceeds from collection of note receivable	—	300,000
Purchase of available for sale equity securities	(500,000)	—
Purchase of land, property and leasehold improvements	(28,523)	(76,040)

Net cash (used in) provided by investing activities	(528,523)	223,960

Cash flows from financing activities:
Acquisition of treasury shares	(16,395)	—
Proceeds from bank line of credit	3,000,000	2,500,000
Payments on bank line of credit	(2,500,000)	—
Dividends from subsidiaries	3,696,055	3,380,005
Dividends to shareholders	(2,602,853)	—

Net cash provided by financing activities	1,576,807	5,880,005

Net (decrease) increase in cash	(295,127)	1,647,559

Cash at beginning of year	3,261,413	1,613,854

Cash at end of year	$2,966,286	$3,261,413

Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:
Interest	$825,711	$1,246,866
Federal income taxes	$(381,019)	$(1,578,177)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancinsurance Corporation
Dated: March 1, 2010	By:	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Dated: March 1, 2010	/s/ John S. Sokol John S. Sokol Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: March 1, 2010	/s/ Douglas G. Borror Douglas G. Borror	Dated: March 1, 2010	/s/ Kenton R. Bowen Kenton R. Bowen
	Director		Director

Dated: March 1, 2010	/s/ Stephen P. Close Stephen P. Close	Dated: March 1, 2010	/s/ Daniel D. Harkins Daniel D. Harkins
	Director		Director

Dated: March 1, 2010	/s/ Edward N. Cohn Edward N. Cohn	Dated: March 1, 2010	/s/ Matthew D. Walter Matthew D. Walter
	Director		Director

Dated: March 1, 2010	/s/ Matthew C. Nolan Matthew C. Nolan
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

4	(b)
Amended and Restated Declaration of Trust dated as of December 4, 2002 by and among Bancinsurance Corporation, State Street Bank and Trust Company of Connecticut, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(h) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4	(c)
Guarantee Agreement dated as of December 4, 2002 by and between Bancinsurance Corporation and State Street Bank and Trust Company of Connecticut, National Association (reference is made to Exhibit 4(i) of Form 10-K for the fiscal year ended December 31, 2002 (file number 0-8738), which is incorporated herein by reference).

4	(d)
Indenture dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(b) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(e)
Amended and Restated Declaration of Trust dated as of September 30, 2003 by and among Bancinsurance Corporation, JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association, John Sokol, Si Sokol and Sally Cress (reference is made to Exhibit 4(c) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(f)
Guarantee Agreement dated as of September 30, 2003 by and between Bancinsurance Corporation and JPMorgan Chase Bank (reference is made to Exhibit 4(d) of Form 10-Q for the fiscal quarter ended September 30, 2003 (file number 0-8738), which is incorporated herein by reference).

4	(g)
Amended and Restated Credit Agreement effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.1 of Current Report on Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4	(h)
Eleventh Amendment and Restatement of Note effective as of June 15, 2006 by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Ohio (reference is made to Exhibit 4.2 of Form 8-K filed June 16, 2006 (file number 0-8738), which is incorporated herein by reference).

4	(i)
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
Bancinsurance Corporation 2002 Stock Incentive Plan Form of Stock Option Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2006 (file number 0-8738), which is incorporated herein by reference).

Exhibit No.		Description
10	(d)#
Bancinsurance Corporation 2002 Stock Incentive Plan Form of Restricted Stock Award Agreement (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed June 4, 2007 (File No. 0-8738), which is incorporated herein by reference).

10	(e)#
Form of Undertaking Agreement dated November 12, 2007 by and between Bancinsurance Corporation and John S. Sokol, Matthew C. Nolan and Stephen J. Toth (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed November 13, 2007 (File No. 0-8738), which is incorporated herein by reference).

10	(f)#
Split Dollar Insurance Agreement, dated June 20, 1994, between Bancinsurance Corporation and Fifth Third Bank of Columbus, as Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (reference is made to Exhibit 10(p) of Form 10-K for the fiscal year ended December 31, 2007 (file number 0-8738), which is incorporated herein by reference).

10	(g)#
Split Dollar Insurance Agreement Collateral Assignment, dated June 21, 1994, by and between Bancinsurance Corporation and Fifth Third Bank of Columbus, Trustee of the Si and Barbara K. Sokol Irrevocable Trust dated May 6, 1994 (reference is made to Exhibit 10(q) of Form 10-K for the fiscal year ended December 31, 2007 (file number 0-8738), which is incorporated herein by reference).

10	(h)
Commercial Lease Agreement between Ohio Indemnity Company and 250 East Broad Street Properties, LLC, dated August 11, 2008 (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed on August 20, 2008 (file number 0-08738), which is incorporated herein by reference).

10	(i)#
Amended and Restated Bancinsurance Corporation 2002 Stock Incentive Plan effective as of January 1, 2009 (reference is made to Exhibit 10.1 of Current Report on Form 10-Q filed October 31, 2008 (file number 0-8738), which is incorporated herein by reference).

10	(j)#
First Amendment to Bancinsurance Corporation 1994 Stock Option Plan effective as of January 1, 2009 (reference is made to Exhibit 10.2 of Current Report on Form 10-Q filed October 31, 2008 (file number 0-8738), which is incorporated herein by reference).

10	(k)#
Summary of Bancinsurance Corporation 2008 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed March 7, 2008 (file number 0-8738), which is incorporated herein by reference).

10	(l)#
Bancinsurance Corporation 2009 Fiscal Year Executive Officer Bonus Plan (reference is made to Exhibit 10.1 of Current Report on Form 8-K filed March 5, 2009 (file number 0-8738), which is incorporated herein by reference).

21	*	Subsidiaries of the Registrant as of December 31, 2009.

23	(a)*	Consent of Skoda Minotti.

23	(b)*	Consent of Daszkal Bolton LLP.

31.1	*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.