Form 10-Q
period 2010-03-31
BANCINSURANCE CORP
filed 2010-05-03
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of April 16, 2010 was 5,205,706.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Net premiums earned	$10,569,853	$9,849,535
Net investment income	999,461	959,089
Net realized gains on investments	9,202	146,806
Other-than-temporary impairments on investments	—	(2,569,210)
Management fees	—	163,349
Other income	1,934	7,987

Total revenues	11,580,450	8,557,556

Expenses:
Losses and loss adjustment expenses	5,058,101	4,438,624
Policy acquisition costs	1,761,508	2,750,090
Other operating expenses	1,922,854	2,089,769
SEC investigation expenses	—	58,148
Interest expense	165,187	238,387

Total expenses	8,907,650	9,575,018

Income (loss) before federal income taxes	2,672,800	(1,017,462)

Federal income tax expense (benefit)	694,928	(45,941)

Net Income (loss)	$1,977,872	$(971,521)

Net income (loss) per common share:
Basic	$0.38	$(0.19)
Diluted	$0.38	$(0.19)
See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,251,391 at March 31, 2010 and $5,294,900 at December 31, 2009)	$5,164,745	$5,181,905
Available for sale:
Fixed maturities, at fair value (amortized cost $66,373,204 at March 31, 2010 and $71,013,020 at December 31, 2009)	67,526,280	71,573,049
Equity securities, at fair value (cost $9,071,934 at March 31, 2010 and $5,774,207 at December 31, 2009)	11,199,674	7,251,637
Short-term investments, at cost which approximates fair value	5,989,360	342,002
Restricted short-term investments, at cost which approximates fair value	3,409,353	3,410,069
Other invested assets	715,000	715,000

Total investments	94,004,412	88,473,662

Cash	3,381,582	9,551,372
Premiums receivable	9,279,958	4,614,787
Reinsurance recoverable	7,211,099	6,821,490
Prepaid reinsurance premiums	42,031,929	41,949,098
Deferred policy acquisition costs	6,516,291	3,723,961
Loans to affiliates	1,165,905	1,165,905
Accrued investment income	1,015,928	1,085,096
Current federal income tax recoverable	131,185	—
Net deferred tax asset	1,351,716	2,322,885
Other assets	983,292	1,071,642

Total assets	$167,073,297	$160,779,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
	2010	2009

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$14,711,067	$15,793,241
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	—	4,450,000
Unearned premiums	68,968,617	62,185,040
Ceding reinsurance premiums payable	3,631,707	3,362,762
Experience rating adjustments payable	1,520,927	1,025,137
Retrospective premium adjustments payable	781,357	958,883
Funds held under reinsurance treaties	765,416	784,622
Funds held for account of others	3,409,356	3,410,071
Contract funds on deposit	2,822,867	2,062,992
Taxes, licenses and fees payable	130,402	294,821
Current federal income tax payable	—	140,183
Commissions payable	2,702,978	2,176,797
Other liabilities	861,257	1,298,630
Bank line of credit	4,000,000	3,000,000
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	119,770,951	116,408,179

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at March 31, 2010 and December 31, 2009, 5,205,706 shares outstanding at March 31, 2010 and December 31, 2009	1,794,141	1,794,141
Additional paid-in capital	1,706,476	1,574,340
Accumulated other comprehensive income	2,165,339	1,344,720
Retained earnings	46,416,448	44,438,576

	52,082,404	49,151,777
Less: Treasury shares, at cost (964,635 common shares at March 31, 2010 and December 31, 2009)	(4,780,058)	(4,780,058)

Total shareholders’ equity	47,302,346	44,371,719

Total liabilities and shareholders’ equity	$167,073,297	$160,779,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity

Balance at December 31, 2008	—	—	$1,794,141	$1,638,503	$(5,346,647)	$41,972,699	$(5,398,315)	$34,660,381

Comprehensive income:
Net loss	—	—	—	—	—	(971,521)	—	(971,521)
Unrealized gain, net of tax and reclassification adjustment	—	—	—	—	1,339,122	—	—	1,339,122

Total comprehensive income								367,601
Equity-based compensation expense	—	—	—	113,644	—	—	—	113,644

Balance at March 31, 2009	—	—	$1,794,141	$1,752,147	$(4,007,525)	$41,001,178	$(5,398,315)	$35,141,626

Balance at December 31, 2009	—	—	$1,794,141	$1,574,340	$1,344,720	$44,438,576	$(4,780,058)	$44,371,719

Comprehensive income:
Net income	—	—	—	—	—	1,977,872	—	1,977,872
Unrealized gain, net of tax and reclassification adjustment	—	—	—	—	820,619	—	—	820,619

Total comprehensive income								2,798,491
Equity-based compensation expense	—	—	—	132,136	—	—	—	132,136

Balance at March 31, 2010	—	—	$1,794,141	$1,706,476	$2,165,339	$46,416,448	$(4,780,058)	$47,302,346

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,977,872	$(971,521)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net realized gains on investments	(9,202)	(146,806)
Other-than-temporary impairments on investments	—	2,569,210
Depreciation and amortization	83,301	131,878
Equity-based compensation expense	132,136	113,644
Deferred federal income tax expense (benefit)	548,426	(732,663)
Change in assets and liabilities:
Premiums receivable	(4,665,171)	177,495
Reinsurance recoverable	(389,609)	(409,896)
Prepaid reinsurance premiums	(82,831)	517,090
Deferred policy acquisition costs	(2,792,330)	(1,039,501)
Other assets, net	(11,757)	(48,948)
Reserve for unpaid losses and loss adjustment expenses	(1,032,174)	(1,618,640)
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	(4,450,000)	—
Unearned premiums	6,783,577	1,522,643
Ceded reinsurance premiums payable	268,945	(454,149)
Experience rating adjustments payable	495,790	422,997
Retrospective premium adjustments payable	(177,526)	552,421
Funds held under reinsurance treaties	(19,206)	113,053
Funds held for account of others	(715)	(134,901)
Contract funds on deposit	759,875	227,442
Taxes, licenses and fees payable	(164,419)	(366,359)
Commissions payable	526,181	133,768
SEC investigation expense payable	—	(19,003)
Other liabilities, net	(639,889)	650,375

Net cash (used in) provided by operating activities	(2,858,726)	1,189,629

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,390,000	105,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	4,656,165	1,622,022
Proceeds from available for sale equity securities sold	669	4,748,642
Cost of held to maturity fixed maturities	(1,381,784)	(133,778)
Cost of available for sale fixed maturities	—	(5,398,234)
Cost of available for sale equity securities	(3,298,394)	(5,149,266)
Net change in short-term investments	(5,647,358)	2,053,249
Net change in restricted short-term investments	716	134,901
Purchase of land, property and leasehold improvements	(31,078)	(59,806)

Net cash used in investing activities	(4,311,064)	(2,077,270)

Cash flows from financing activities:
Proceeds from bank line of credit	4,000,000	—
Payments on bank line of credit	(3,000,000)	—

Net cash provided by financing activities	1,000,000	—

Net decrease in cash	(6,169,790)	(887,641)
Cash at beginning of period	9,551,372	5,499,847

Cash at end of period	$3,381,582	$4,612,206

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$172,624	$243,901
Federal income taxes	$417,870	$400,000
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

We prepared the condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of March 31, 2010 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the periods ended March 31, 2010 are not necessarily indicative of the results of operations for the full 2010 fiscal year.

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

Certain prior year amounts have been reclassified in order to conform to the 2010 presentation.
2.	Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two new FASB statements: (1) SFAS No. 166 (Codification reference ASC 860), “Accounting for Transfers of Financial Assets,” and (2) SFAS No. 167 (Codification reference ASC 810), “Amendments to FASB Interpretation No. 46(R).” These FASB statements establish new criteria governing whether transfers of financial assets are accounted for as sales and are expected to result in more variable interest entities being consolidated. These FASB statements are effective for annual periods beginning after November 15, 2009. The Company adopted these FASB statements effective January 1, 2010, which did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB released a reworked version of ASC subtopic 820-10 (formerly SFAS No. 157). The amended rule requires companies to make separate disclosures for any significant transfers made in or out of Levels 1 and 2 of the fair value hierarchy and describe the reasons for making the transfers. The amended rule also states that companies can no longer lump together information about swings in Level 3 fair-value measurements associated with purchases, sales, issuances and settlements of financial instruments. The amended rule also states that companies should provide disclosures about the valuation techniques and inputs used to measure recurring and nonrecurring items that fall into either the Level 2 or Level 3 category. The amended rule is effective for periods beginning after December 15, 2009, with one exception: the provisions about disclosure of Level 3 measurement changes tied to the purchase, sales, issuances and settlements of financial instruments will go into effect for fiscal years beginning after December 15, 2010. The adoption of the amended rule did not have a material impact on the Company’s condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
3.	Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,318,030	$4,123	$6,130	$2,316,023
Obligations of U.S. states, municipals and political subdivisions	2,846,715	88,653	—	2,935,368

Total held to maturity	5,164,745	92,776	6,130	5,251,391

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	65,486,932	1,624,486	1,138,301	65,973,117
Corporate and other taxable debt securities	737,422	615,501	—	1,352,923
Redeemable preferred stock	148,850	51,390	—	200,240

Total fixed maturities	66,373,204	2,291,377	1,138,301	67,526,280

Equity securities:
Banks, trusts and insurance companies	1,970,115	708,055	5,345	2,672,825
Industrial and miscellaneous	3,678,438	427,643	21,721	4,084,360
Closed-end mutual funds	3,423,381	1,020,608	1,500	4,442,489

Total equity securities	9,071,934	2,156,306	28,566	11,199,674

Total available for sale	75,445,138	4,447,683	1,166,867	78,725,954

Total	$80,609,883	$4,540,459	$1,172,997	$83,977,345

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,321,243	$5,620	$—	$2,326,863
Obligations of U.S. states, municipals and political subdivisions	2,860,662	107,375	—	2,968,037

Total held to maturity	5,181,905	112,995	—	5,294,900

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	69,903,319	1,569,125	1,589,637	69,882,807
Corporate and other taxable debt securities	960,851	554,696	20,205	1,495,342
Redeemable preferred stock	148,850	46,050	—	194,900

Total fixed maturities	71,013,020	2,169,871	1,609,842	71,573,049

Equity securities:
Banks, trusts and insurance companies	441,185	419,825	—	861,010
Industrial and miscellaneous	1,908,973	235,728	11,960	2,132,741
Closed-end mutual funds	3,424,049	847,064	13,227	4,257,886

Total equity securities	5,774,207	1,502,617	25,187	7,251,637

Total available for sale	76,787,227	3,672,488	1,635,029	78,824,686

Total	$81,969,132	$3,785,483	$1,635,029	$84,119,586

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$1,385,837	$1,409,332	$815,000	$817,218
Due after one year but less than five years	2,639,629	2,667,840	1,797,938	2,419,426
Due after five years but less than ten years	636,379	653,434	7,270,786	7,316,175
Due after ten years	502,900	520,785	56,489,480	56,973,461

Total	$5,164,745	$5,251,391	$66,373,204	$67,526,280

Net investment income for the three months ended March 31, 2010 and 2009 is summarized below:

	Three Months Ended
	March 31,
	2010	2009
Fixed maturities	$920,965	$863,843
Equity securities	124,559	91,805
Short-term investments	17,423	47,694
Other	4,738	6,698
Expenses	(68,224)	(50,951)

Net investment income	$999,461	$959,089

The proceeds from sales of available for sale securities (excluding bond calls, prepayments and maturities) were $3,051,494 and $5,958,659 for the three months ended March 31, 2010 and 2009, respectively, which includes $669 and $4,595,352, respectively, from sales of our money market mutual fund which we buy and sell from time to time as part of our liquidity management.

Pre-tax net realized gains (losses) on investments, other-than-temporary impairments and changes in unrealized gains (losses) on available for sale investments were as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Gross realized gains:
Fixed maturities	$113,609	$130,481
Equity securities	—	19,368

Total gains	113,609	149,849

Gross realized losses:
Fixed maturities	(104,407)	(763)
Equity securities	—	(2,280)

Total losses	(104,407)	(3,043)

Net realized gains on investments	9,202	146,806

Other-than-temporary impairments	$—	$(2,569,210)

Changes in net unrealized gains on available for sale investments:
Fixed maturities	$593,047	$1,460,288
Equity securities	650,310	568,685

Net change in net unrealized gains	$1,243,357	$2,028,973

We continually monitor the difference between the book value and the estimated fair value of our investments, which involves judgment as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe an investment is “other-than-temporarily impaired,” we record the decline as a realized loss through the income statement. If our judgment changes in the future, we may ultimately record a realized loss for a security after having originally concluded that the decline in value was temporary. We begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

80%. Our assessment as to whether a security is other-than-temporarily impaired depends on, among other things: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer specific; (3) our current judgment as to the financial condition and future prospects of the entity that issued the investment security; and (4) our intent to sell the security or the likelihood that we will be required to sell the security before its anticipated recovery.

The following table summarizes the fair value to book value ratio for all securities in a gross unrealized loss position at March 31, 2010 and December 31, 2009:

	March 31, 2010
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	losses	ratio	book value
Fixed maturities:
90% to 99%	$25,905,311	$25,123,770	$781,541	97.0%	92.5%
80% to 89%	1,641,042	1,392,416	248,626	84.8	5.9
70% to 79%	452,576	338,312	114,264	74.8	1.6

Total fixed maturities	27,998,929	26,854,498	1,144,431	95.9	100.0

Equity securities:
90% to 99%	2,020,566	1,992,000	28,566	98.6	100.0

Total equity securities	2,020,566	1,992,000	28,566	98.6	100.0

Total	$30,019,495	$28,846,498	$1,172,997	96.1%	100.0%

	December 31, 2009
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	losses	ratio	book value
Fixed maturities:
90% to 99%	$26,912,700	$25,974,320	$938,380	96.5%	88.1%
80% to 89%	2,288,457	1,975,020	313,437	86.3	7.5
70% to 79%	1,093,641	819,751	273,890	75.0	3.6
60% to 69%	245,730	161,595	84,135	65.8	0.8

Total fixed maturities	30,540,528	28,930,686	1,609,842	94.7	100.0

Equity securities:
90% to 99%	1,301,601	1,276,414	25,187	98.1	100.0

Total equity securities	1,301,601	1,276,414	25,187	98.1	100.0

Total	$31,842,129	$30,207,100	$1,635,029	94.9%	100.0%

We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s Industry Services (“Moody’s”) and Standard & Poor’s (“S&P”). The following table shows the composition of fixed maturity securities in a gross unrealized loss position at March 31, 2010 and December 31, 2009 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

March 31, 2010
Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	loss	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$22,021,383	$21,401,318	$620,065	97.2%	78.7%
2FE	BBB	Baa	5,977,546	5,453,180	524,366	91.2	21.3
3FE	BB	Ba	—	—	—	—	—
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$27,998,929	$26,854,498	$1,144,431	95.9%	100.0%

December 31, 2009
Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	loss	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$23,998,345	$23,051,591	$946,754	96.1%	78.6%
2FE	BBB	Baa	6,542,183	5,879,095	663,088	89.9	21.4
3FE	BB	Ba	—	—	—	—	—
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$30,540,528	$28,930,686	$1,609,842	94.7%	100.0%

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at March 31, 2010 and December 31, 2009, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At March 31, 2010	value	losses	value	losses	value	losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,375,580	$6,130	$—	$—	$1,375,580	$6,130
Obligations of U.S. states, municipals and political subdivisions	8,085,286	124,976	17,393,632	1,013,325	25,478,918	1,138,301
Corporate and other taxable debt securities	—	—	—	—	—	—

Total fixed maturities	9,460,866	131,106	17,393,632	1,013,325	26,854,498	1,144,431

Equity securities:
Banks, trusts and insurance companies	599,080	5,345	—	—	599,080	5,345
Industrial and miscellaneous	1,300,120	21,721	—	—	1,300,120	21,721
Closed-end mutual funds	92,800	1,500	—	—	92,800	1,500

Total equity securities	1,992,000	28,566	—	—	1,992,000	28,566

Total	$11,452,866	$159,672	$17,393,632	$1,013,325	$28,846,498	$1,172,997

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2009	value	losses	value	losses	value	losses
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	$10,236,585	$160,640	$18,694,101	$1,449,202	$28,930,686	$1,609,842
Corporate and other taxable debt securities	—	—	—	—	—	—

Total fixed maturities	10,236,585	160,640	18,694,101	1,449,202	28,930,686	1,609,842

Equity securities:
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial and miscellaneous	295,944	11,960	—	—	295,944	11,960
Closed-end mutual funds	980,470	13,227	—	—	980,470	13,227

Total equity securities	1,276,414	25,187	—	—	1,276,414	25,187

Total	$11,512,999	$185,827	$18,694,101	$1,449,202	$30,207,100	$1,635,029

As of March 31, 2010, we had approximately 71 fixed maturity securities and zero equity securities that have been in a gross unrealized loss position for 12 months or longer. All 71 of the fixed maturity securities are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). All 71 of the fixed maturity securities are current on interest and principal and we believe that it is reasonably likely that all contract terms of each security will be satisfied. We currently do not have the intent to sell these fixed maturity securities and we currently do not believe it is more likely than not that we will be required to sell these fixed maturity securities before their anticipated recovery. The decrease in gross unrealized loss position for investments as of March 31, 2010 when compared to December 31, 2009 was primarily due to our fixed maturity portfolio as a result of the changes in the interest rate environment and/or current capital market conditions.

Other-than-temporary impairments on investments during the three months ended March 31, 2010 and 2009 were zero and $2,569,210, respectively. The $2,569,210 of impairment charges recorded during the first quarter 2009 were primarily due to the following: (1) $1,169,257 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by the market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; and (4) $30,314 in impairment charges for an equity security of a healthcare company whose fair value was adversely affected by the market conditions.

4.	Trust Preferred Debt Issued to Affiliates

In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.25% and 5.27% at March 31, 2010 and 2009, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.34% and 5.27% at March 31, 2010 and 2009, respectively), are redeemable at par and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures for the three months ended March 31, 2010 and 2009 was $157,562 and $222,762, respectively. The terms

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
of the junior subordinated debentures contain various covenants. As of March 31, 2010, Bancinsurance Corporation was in compliance with all such covenants.

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

Our provision for federal income taxes for the three months ended March 31, 2010 and 2009 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we must adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2010. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other operating expenses” category within our condensed consolidated statements of operations.

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

We have stock options and restricted stock outstanding at March 31, 2010 under two equity compensation plans (the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or exercise of stock options.

The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee, which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 96,000 common shares were outstanding at March 31, 2010, expire at various dates from 2010 to 2013 and range in option price per share from $4.063 to $6.00. Of the options for 96,000 common shares outstanding, 14,000 have been granted to our non-employee directors and 82,000 have been granted to our employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.

The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee, which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, options for 595,000 common shares were outstanding at March 31, 2010, expire at

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

various dates from 2012 to 2019 and range in option price per share from $3.40 to $8.00. Under the 2002 Plan, 203,281 unvested restricted common shares were also outstanding at March 31, 2010. Of the total equity-based awards for 798,281 common shares outstanding under the 2002 Plan, 46,000 have been granted to our non-employee directors and 752,281 have been granted to our employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of March 31, 2010, there were 85,693 common shares available for future grant under the 2002 Plan.

The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value (i.e., the closing price of our common shares on the date of grant) and recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. No restricted common shares were granted or vested during the first quarter 2010.

The following table summarizes restricted stock award activity under the 2002 Plan from January 1, 2010 through March 31, 2010:

		Weighted-average
		grant date fair value
	Shares	per common share
Outstanding at January 1, 2010	203,281	$4.05
Granted	—	—
Vested	—	—
Cancelled	—	—

Outstanding at March 31, 2010	203,281	4.05

All stock options: (1) have been granted with an exercise price equal to the closing price of our common shares on the date of grant; (2) have a 10-year contractual term; (3) with respect to officers and employees, vest and become exercisable at the rate of 20% per year over a five-year period (subject to the applicable officer’s or employee’s continued employment with the Company on the applicable vesting date); and (4) with respect to non-employee directors, vest and become exercisable on the first anniversary of the date of grant (subject to the applicable director’s continued service on the board of directors of the Company on the applicable vesting date). Compensation expense for stock options is measured on the date of grant at fair value and is recognized over the respective service period, which matches the vesting period.

The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (the “Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of our common shares in the future. The dividend yield is based on historical dividends on the date of grant. There were no stock options granted during the first quarter of 2010.

The following table summarizes all stock option activity under the Plans from January 1, 2010 through March 31, 2010:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value
Outstanding at January 1, 2010	691,000	$5.65
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled	—	—

Outstanding at March 31, 2010	691,000	5.65	4.44	$324,800

Vested and exercisable at March 31, 2010	591,000	5.65	4.08	$296,080

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on March 31, 2010 ($5.80), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date (only includes options that were in-the-money at March 31, 2010 (i.e., the closing price of our common shares exceeded the exercise price of such options)). There were no stock options exercised during the first quarter 2010.

The following table summarizes nonvested stock option activity under the Plans from January 1, 2010 through March 31, 2010:

Weighted-average
grant date fair value
	Shares	per common share
Nonvested at January 1, 2010	100,000	$2.45
Granted	—	—
Vested	—	—
Expired	—	—
Cancelled	—	—

Nonvested at March 31, 2010	100,000	2.45

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense for the three months ended March 31, 2010 and 2009 of $132,136 and $113,644 ($87,210 and $75,005 net of tax), respectively. The equity-based compensation expense is classified within other operating expenses in the accompanying condensed consolidated statements of operations to correspond with the same line item as cash compensation paid to employees.

As of March 31, 2010, the total pre-tax equity-based compensation expense related to nonvested stock options and nonvested restricted common shares not yet recognized was $671,495. The weighted-average period over which this expense is expected to be recognized is approximately 1.75 years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at March 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 3/31/10	contractual life (years)	price	at 3/31/10	price
3.40	12,000	9.33	$3.40	—	$—
4.063 – 4.82	162,000	2.44	4.50	162,000	4.50
5.00 – 5.30	140,000	3.07	5.18	140,000	5.18
6.00 – 6.40	248,000	6.15	6.02	160,000	6.03
7.04 – 8.00	129,000	4.68	7.11	129,000	7.11

Total ($3.40 – $8.00)	691,000	4.44	5.65	591,000	5.65

7.	Other Comprehensive Income
The components of other comprehensive income and the related federal income tax effects for the three months ended March 31, 2010 and 2009 are as follows

	Three Months Ended March 31, 2010
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2010	$1,252,559	$425,867	$826,692
Less: reclassification adjustments for gains realized in net income	(9,202)	(3,129)	(6,073)

Net unrealized holding gains	1,243,357	422,738	820,619

Other comprehensive income	$1,243,357	$422,738	$820,619

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended March 31, 2009
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding losses on securities:
Unrealized holding losses arising during 2009	$(393,431)	$(133,766)	$(259,665)
Add back: reclassification adjustments for losses realized in net income	2,422,404	823,617	1,598,787

Net unrealized holding gains	2,028,973	689,851	1,339,122

Other comprehensive income	$2,028,973	$689,851	$1,339,122

8.	Reinsurance

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

Under our waste industry products (“WIP”) program, we assume, write on a direct basis and cede certain waste surety bond business under various reinsurance arrangements. Effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of waste surety bonds with liability limits up to $1.2 million from two insurance carriers. Effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2009, except that our participation was changed to 12.5%. In addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. Effective October 1, 2009, we increased our participation from 25% to 33% for our contract surety assumed reinsurance arrangement. The contract and escrow surety bond business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business.

In addition to the reinsurance arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share reinsurance arrangements, one unemployment compensation facultative reinsurance arrangement and three reinsurance arrangements for our vehicle service contract programs.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
A reconciliation of direct to net premiums, on both a written and earned basis, for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,		March 31,
	2010		2009
	Premiums		Premiums
	Written	Earned	Written	Earned
Direct(1)	$22,659,832	$15,970,219	$16,580,760	$14,186,181
Assumed	1,746,760	1,334,532	1,338,152	1,234,669
Ceded	(6,817,730)	(6,734,898)	(5,054,226)	(5,571,315)

Total(1)	$17,588,862	$10,569,853	$12,864,686	$9,849,535

(1)
Approximately $3.7 million of the direct written premium during the first quarter 2010 related to one of our CPI insurance agents placing two new financial institution customers with us. We estimate that approximately $2.8 million of this written premium will be refunded in future periods due to policy cancellations as CPI is a product line that has a high cancellation rate due to its nature.

The amounts of recoveries pertaining to reinsurance that were deducted from losses and loss adjustment expenses incurred during the first quarter 2010 and 2009 were $2,768,954 and $2,707,972, respectively. During the first quarter 2010 and 2009, ceded reinsurance decreased commission expense incurred by $896,835 and $986,226, respectively.

9.	Commitments and Contingencies

We are involved in legal proceedings arising in the ordinary course of business which are routine in nature and incidental to our business. We currently believe that none of these matters, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, because these legal proceedings are subject to inherent uncertainties and the outcome of such matters cannot be predicted with reasonable certainty, there can be no assurance that any one or more of these matters will not have a material adverse effect on our financial condition, results of operations and/or liquidity.

We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of March 31, 2010, the principal balance of the mortgage was $488,463 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	$1,977,872	$(971,521)

Income (loss) available to common shareholders, assuming dilution	$1,977,872	$(971,521)

Weighted average common shares outstanding	5,205,706	5,082,574
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	42,764	—

Weighted average diluted common shares outstanding	5,248,470	5,082,574

Net income (loss) per common share:
Basic	$0.38	$(0.19)
Diluted	$0.38	$(0.19)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
11.	Segment Information

We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following tables provide financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31, 2010
			Reportable
	Property/Casualty	Insurance	Segments
	Insurance	Agency	Total

Revenues from external customers	$10,637,446	$—	$10,637,446
Intersegment revenues	—	385,378	385,378
Interest revenue	921,593	—	921,593
Interest expense	—	—	—
Depreciation and amortization	37,826	—	37,826
Segment profit	2,654,189	384,202	3,038,391
Federal income tax expense	666,437	130,629	797,066
Segment assets	153,788,252	244,122	154,032,374

	Three Months Ended
	March 31, 2009
			Reportable
	Property/Casualty	Insurance	Segments
	Insurance	Agency	Total

Revenues from external customers	$7,590,873	$—	$7,590,873
Intersegment revenues	—	434,826	434,826
Interest revenue	957,686	80	957,766
Interest expense	—	—	—
Depreciation and amortization	52,718	—	52,718
Segment (loss) profit	(947,431)	433,935	(513,496)
Federal income tax (benefit) expense	(526,693)	147,538	(379,515)
Segment assets	145,346,143	313,303	145,659,446
The following is a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2010	2009
Revenues

Total revenues for reportable segments	$11,944,417	$8,983,465
Parent company revenues	21,411	8,917
Elimination of intersegment revenues	(385,378)	(434,826)

Total consolidated revenues	$11,580,450	$8,557,556

Profit

Total profit (loss) for reportable segments	$3,038,391	$(513,496)
Parent company other expenses, net of intersegment eliminations	(365,591)	(503,966)

Total consolidated income (loss) before income taxes	$2,672,800	$(1,017,462)

Assets

Total assets for reportable segments	$154,032,374	$145,659,446
Parent company assets	13,317,567	6,601,560
Elimination of intersegment receivables, net	(276,644)	(400,648)

Total consolidated assets	$167,073,297	$151,860,358

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
12.	Fair Value Measurements

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
The following table presents the level within the fair value hierarchy at which the Company’s financial assets were measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$67,526,280	$200,240	$67,326,040	$—
Equity securities	11,199,674	11,199,674	—	—

Total	$78,725,954	$11,399,914	$67,326,040	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$71,573,049	$194,900	$71,378,149	$—
Equity securities	7,251,637	7,251,637	—	—

Total	$78,824,686	$7,446,537	$71,378,149	$—

As of March 31, 2010 and December 31 2009, the Company had no financial liabilities that were measured at fair value and no financial assets that were measured at fair value on a non-recurring basis. The Company also did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring or non-recurring basis.

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

The Company validates the prices received from the pricing service by examining their reasonableness. The Company’s review process includes comparing the pricing service’s estimated fair values to the estimated fair values established by our investment custodian (for both equity and fixed maturity securities) and our outside fixed income investment manager (for fixed maturity securities). Our investment custodian utilizes the same pricing service as us, and our outside fixed income investment manager utilizes another nationally recognized pricing service for the municipal bond portfolio and utilizes the same pricing service as us for taxable bonds and closed-end mutual funds. Based on this review, any material differences are investigated and, if we deem prices provided by our pricing service to be materially unreasonable, we would use the estimated fair value established by our investment custodian and/or outside fixed income investment manager, depending on which prices were deemed more reasonable. As of March 31, 2010 and December 31 2009, the Company did not adjust any prices received from its pricing service.

In order to determine the proper disclosure classification for each financial asset, the Company obtains from the pricing service the pricing procedures and inputs used by the pricing service to price securities in our portfolio. For our fixed maturity portfolio, the Company also has our outside fixed income investment manager review our portfolio to ensure the disclosure classification is consistent with the information obtained from the pricing service.

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

Available for Sale Fixed Maturity Securities. The fair values of our redeemable preferred stocks were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. A number of the Company’s investment grade bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2010 and December 31, 2009. However, these securities were classified as Level 2 because the pricing service also utilizes valuation models, which use observable market inputs, in addition to traded market prices. Substantially all of these input assumptions are observable in the marketplace or can be derived from or supported by observable market data. The Level 2 category generally includes municipal and corporate bonds.

Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at March 31, 2010 and December 31, 2009:

	March 31,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Held to maturity fixed maturities	$5,164,745	$5,251,391	$5,181,905	$5,294,900
Available for sale fixed maturities	67,526,280	67,526,280	71,573,049	71,573,049
Available for sale equity securities	11,199,674	11,199,674	7,251,637	7,251,637
Short-term investments	5,989,360	5,989,360	342,002	342,002
Restricted short-term investments	3,409,353	3,409,353	3,410,069	3,410,069
Cash	3,381,582	3,381,582	9,551,372	9,551,372
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
Bank line of credit	4,000,000	4,000,000	3,000,000	3,000,000
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

Bancinsurance Corporation has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010, having a $4,000,000 and $3,000,000 outstanding balance at March 31, 2010 and December 31, 2009, respectively. On December 30, 2009, the Company drew $3,000,000 on the bank line of credit, primarily in anticipation of our $3,000,000 settlement payment to Highlands Insurance Company. On February 3, 2010, the Company repaid the $3,000,000 outstanding balance under the bank line of credit. On March 29, 2010, the Company drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at March 31, 2010 to a level similar to that at December 31, 2009. On April 1, 2010, the Company repaid the $4,000,000 outstanding balance under the bank line of credit. The terms of the revolving credit agreement contain various restrictive covenants. As of March 31, 2010, Bancinsurance Corporation was in compliance with all such covenants. The bank line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% at both March 31, 2010 and 2009). Interest expense related to the bank line of credit for the three months ended March 31, 2010 and 2009 was $7,625 and $15,625, respectively. The bank that provides the line of credit is also a policyholder of the Company.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents and major customers, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, the current credit markets, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, the controlling interest of the Sokol family, the pending proposal to take the Company private, litigation, and the other risk factors described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), any one of which might materially affect our financial condition, results of operations and/or liquidity. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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
Products and Services
Property/Casualty Insurance. Our wholly-owned subsidiary, Ohio Indemnity Company (“Ohio Indemnity”), is a specialty property/casualty insurance company. Our principal sources of revenue are premiums and ceded commissions for insurance policies and income generated from our investment portfolio. Ohio Indemnity, an Ohio corporation, is licensed in 50 states and the District of Columbia. As such, Ohio Indemnity is subject to the regulations of The Ohio Department of Insurance (the “Department”) and the regulations of each state in which it operates. Ohio Indemnity’s premiums are derived primarily from three distinct product lines: (1) lender service; (2) unemployment compensation; and (3) waste industry.
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
Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume, write on a direct basis and cede certain waste surety bond business under various reinsurance arrangements. Effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of waste surety bonds with liability limits up to $1.2 million from two insurance carriers. Effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2009, except that our participation was changed to 12.5%. In addition to assuming business, we also write on a direct basis waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. Effective October 1, 2009, we increased our participation from 25% to 33% for our contract surety assumed reinsurance arrangement. The contract and escrow surety bond business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly, assumed and ceded under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company.
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
Proposed Transaction
As previously reported, on March 22, 2010, the Company’s Board of Directors received a letter (the “Proposal Letter”) from John S. Sokol, our Chairman, Chief Executive Officer and President, setting forth a non-binding proposal by which Falcon Equity Partners, L.P., Barbara K. Sokol, John S. Sokol, James K. Sokol, Carla A. Sokol, Daniel J. Clark, Joseph E. LoConti, Edward Feighan, Charles Hamm and Matthew D. Walter (collectively, the “Proposing Persons”) would acquire all of the outstanding common shares of the Company that are not owned by a Proposing Person at a cash purchase price of $6.00 per share (the “Proposal”). The Proposal, which is described in the Schedule 13D filed by the Proposing Persons on March 23, 2010 with the SEC, contemplates that, following the closing of the proposed transaction, the Company’s common shares would no longer be registered with the SEC and the Company would no longer be a reporting company or have any public shareholders. The Proposal Letter provided that the Proposal would automatically expire on April 22, 2010. On April 21, 2010, the Company’s Board of Directors received a letter from John S. Sokol informing the Board that the Proposal would remain open on the terms and conditions set forth in the Proposal Letter until the Proposing Persons inform the Board otherwise.
The Company’s Board of Directors has formed a special committee of independent directors (the “Special Committee”) to review and evaluate the Proposal. The members of the Special Committee are Douglas G. Borror (Chairman), Stephen P. Close, and Daniel D. Harkins. The Special Committee is in the process of reviewing and evaluating the Proposal and, in connection therewith, has engaged Raymond James & Associates, Inc. to serve as its independent financial advisor and has also engaged independent legal counsel.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
No assurance can be given that an agreement on terms satisfactory to the Special Committee or the Board of Directors will result from the Proposal or that any transaction will be completed.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three Months Ended March 31,
	2009-2010
	Amount	% Change
Net premiums earned	$720,318	7.3%
Net investment income	40,372	4.2
Net realized gains on investments	(137,604)	(93.7)
Other-than-temporary impairments on investments	2,569,210	(100.0)
Management fees	(163,349)	(100.0)
Total revenues	3,022,894	35.3
Losses and loss adjustment expenses	619,477	14.0
Policy acquisition costs	(988,582)	(35.9)
Other operating expenses	(166,915)	(8.0)
Interest expense	(73,200)	(30.7)
Income (loss) before federal income taxes	3,690,262	(362.7)
Net income (loss)	2,949,393	(303.6)
Net income for the first quarter 2010 was $1,977,872, or $0.38 per diluted share, compared to a net loss of $(971,521), or $(0.19) per diluted share, a year ago. The most significant factors that influenced this period-over-period comparison were (1) a $2.6 million ($1.7 million after tax) decrease in other-than-temporary impairment charges on investments and (2) a $1.1 million ($0.7 million after tax) increase in underwriting income which was primarily attributable to improved margins for our GAP product line combined with favorable loss development during the first quarter 2010 for our UC product line.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for property/casualty insurance companies. Our specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses less management fees to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition costs are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses less management fees to premiums earned. In addition, statutory accounting principles may require additional unearned premium reserves that result in net premiums earned on a statutory basis differing from that of net premiums earned on a GAAP basis which also impacts the comparison of the combined ratio for GAAP and statutory purposes. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and GAAP basis for the three months ended March 31:

	Three Months Ended
	2010	2009

GAAP:
Loss ratio	49.5%	47.2%
Expense ratio	34.7%	47.5%

Combined ratio	84.2%	94.7%

Statutory:
Loss ratio	49.6%	48.1%
Expense ratio	36.8%	44.4%

Combined ratio	86.4%	92.5%

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net Premiums Earned. Net premiums earned increased 7.3%, or $720,318, to $10,569,853 for the first quarter 2010 from $9,849,535 a year ago principally due to increases in our ULI, CPI, UC and WIP product lines which were partially offset by a decrease in premiums for our GAP product line.
ULI net premiums earned increased 14.3%, or $500,528, to $3,992,452 for the first quarter 2010 from $3,491,924 a year ago. ULI net premiums earned increased approximately $1.4 million as a result of experience rating and retrospective premium adjustments (collectively, “premium adjustments”). Certain of our policies have a premium adjustment feature whereby the customer receives return premium when the customer’s actual loss and expense experience is less than its policy limits. The premium adjustment is primarily influenced by ULI loss experience-to-date and premium growth. A decrease in premium adjustments results in a positive impact to net premiums earned whereas an increase in premium adjustments results in a decrease to net premiums earned. The premium adjustment does not have any impact to net income (i.e., as losses increase, net premiums earned increases by the same amount through the premium adjustment; and conversely, as losses decrease, net premiums earned decreases by the same amount through the premium adjustment). Premium adjustments decreased for the first quarter 2010 when compared to a year ago primarily due to an increase in loss frequency for certain of our financial institution customers (see “Losses and Loss Adjustment Expenses” below). Management anticipates that premium adjustments will fluctuate in future periods based upon loss experience and premium growth. The $1.4 million increase related to premium adjustments was partially offset by a $0.9 million decrease in ULI premiums related to a decline in lending volume for the majority of our ULI customers when compared to a year ago.
Net premiums earned for CPI increased 126.3%, or $586,462, to $1,050,861 for the first quarter 2010 from $464,399 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 34.8%, or $767,739, to $1,436,806 for the first quarter 2010 from $2,204,546 a year ago. Approximately $0.2 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008. The remaining decrease was principally due to a decline in lending volume for the majority of our GAP customers.
Net premiums earned for UC increased 16.9%, or $319,537, to $2,212,373 for the first quarter 2010 from $1,892,837 a year ago primarily due to pricing increases.
Net premiums earned for WIP increased 6.6%, or $114,179, to $1,841,260 for the first quarter 2010 from 1,727,081 a year ago primarily due to an increase in waste surety bond premiums which was partially offset by a decrease in contract and escrow surety bond premiums. The increase in waste surety bond premiums primarily resulted from us increasing our participation from 5% to 12.5% effective August 1, 2009 for one of our assumed reinsurance arrangements as discussed in “Overview-Products and Services” above.
For more information concerning premiums, see “Business Outlook” below.
Investment Income. Net investment income increased 4.2%, or $40,372, to $999,461 for the first quarter 2010 from $959,089 a year ago principally due to an increase in yields which was partially offset by a decrease in our average invested assets during the current quarter when compared to a year ago primarily as a result of the discontinued bond program settlement payments made during the first quarter 2010.
Net Realized Gains on Investments. Net realized gains on investments decreased 93.7%, or $137,604, to $9,202 for the first quarter 2010 from $146,806 a year ago primarily due to the timing of sales of available for sale securities. We generally decide whether to sell securities based upon investment opportunities and tax consequences.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments on investments decreased 100.0%, or $2,569,210, to zero for the first quarter 2010 from $2,569,210 a year ago. The $2,569,210 of impairment charges recorded during the first quarter 2009 were primarily due to the following: (1) $1,169,257 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by the market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; and (4) $30,314 in impairment charges for an equity security of a healthcare company whose fair value was adversely affected by the market conditions.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees decreased 100.0%, or $163,349, to zero for the first quarter 2010 from $163,349 a year ago primarily due to an increase in benefit charges. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE increased 14.0%, or $619,477, to $5,058,101 for the first quarter 2010 from $4,438,624 a year ago principally due to an increase in ULI and CPI losses which was partially offset by a decrease in GAP losses.
ULI losses and LAE increased 42.3%, or $889,644, to $2,993,913 for the first quarter 2010 from $2,104,269 a year ago primarily due to an increase in frequency of losses for certain financial institution customers. Approximately $0.8 million of the increase related to policies with premium adjustments as described above in “Net Premiums Earned” and, therefore, such increase did not have any impact to net income.
CPI losses and LAE increased 1,395.4%, or $1,064,686, to $1,140,984 for the first quarter 2010 from $76,298 a year ago primarily due to the growth in premiums described above combined with an increase in severity of losses for this product line. The majority of our CPI product line is agency business that is subject to contingent commission based on underwriting performance of the agent’s business. As a result, the increase in losses for CPI had a minimal effect to net income as this increase was primarily offset by a decrease in contingent commission expense as described in “Policy Acquisition Costs” below.
GAP losses and LAE decreased 67.0%, or $1,322,283, to $652,445 for the first quarter 2010 from $1,974,728 a year ago. The decrease in losses was primarily due to the decline in business described above combined with an overall decrease in frequency of losses for the majority of our GAP customers.
UC losses and LAE increased 14.8%, or $31,020, to $239,925 for the first quarter 2010 from $208,905 a year ago. The increase in losses was primarily caused by a $0.5 million increase in losses for our excess of loss product which was partially offset by a $0.4 million decrease in losses for our UCassure® product as a result of favorable loss development during the first quarter 2010. Our excess of loss product is subject to contingent commission based on the underwriting performance of the agent’s business. As a result, the increase in losses for our excess of loss product had a minimal effect to net income as this increase was primarily offset by a decrease in contingent commission expense as described in “Policy Acquisition Costs” below.
WIP losses and LAE decreased 55.7%, or $90,236, to $71,624 for the first quarter 2010 from $161,860 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty-six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned. The decrease in WIP losses and LAE for the first quarter 2010 was primarily related to the decline in net premiums earned for contract and escrow surety bonds.
Other specialty products losses and LAE decreased $43,647 for the first quarter 2010 compared to a year ago primarily due to favorable loss development in the prior year for one of our automobile service contract programs that is in run off.
For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs decreased 35.9%, or $988,582, to $1,761,508 for the first quarter 2010 from $2,750,090 a year ago primarily due to a decrease in contingent commission expense for our CPI and UC product lines of approximately $0.9 million and $0.4 million, respectively. The decrease in contingent commission expense was primarily the result of an increase in losses and LAE for certain agency business that is subject to contingent commission based on underwriting performance of the agent’s business (See “Losses and Loss Adjustment Expenses” above). This decrease in contingent commission expense was partially offset by a $0.2 million increase in commission expense principally due to growth in premiums for our CPI and WIP product lines.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Other Operating Expenses. Other operating expenses decreased 8.0%, or $166,915, to $1,922,854 for the first quarter 2010 from $2,089,769 a year ago primarily due to a decrease in consulting expenses.
Interest Expense. Interest expense decreased 30.7%, or $73,200, to $165,187 for the first quarter 2010 from $238,387 a year ago primarily due to declining interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s estimated effective federal income tax rate was 26.0% for the first quarter 2010 compared to 4.5% a year ago. This increase was primarily attributable to the increase in income from operations when compared to a year ago. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the first quarter 2010, the combined ratio improved to 84.2% from 94.7% a year ago. The loss ratio increased to 49.5% for the first quarter 2010 from 47.2% a year ago primarily due an increase in the loss ratio for our ULI and CPI product lines which was partially offset by a decrease in the loss ratio for our GAP and UC product lines. The expense ratio improved to 34.7% for the first quarter 2010 from 47.5% a year ago primarily due to the decrease in contingent commission expense for our CPI and UC product lines as described above.
BUSINESS OUTLOOK
Lender Service Products
Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The current economic conditions have impacted automobile sales as consumers have struggled to qualify for loans. In addition, many consumers are not willing to make big purchases, such as for a new automobile. In 2009, the U.S. automobile industry experienced its worst sales results in 16 years. For the first three months of 2010, U.S. new automobile sales were up approximately 16% when compared to a year ago. Although U.S. new automobile sales were up during the first quarter 2010, many of our financial institution customers experienced declines in lending volumes for automobiles during this same period. For ULI and GAP, our premium collections were down 16% and 11%, respectively, during the first quarter 2010 when compared to a year ago. Based on the current economic conditions, we cannot predict with reasonable certainty the level of U.S. automobile sales or the level of our lender service premium volume for fiscal year 2010.
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
One of the actions we took to mitigate our increased frequency and severity of losses was cancelling a poor performing GAP customer in the second quarter of 2008. During 2009 and the first three months of 2010, this GAP customer had net premiums earned of approximately $1.6 million and $0.3 million, respectively, and its combined ratio was 139% and 112%, respectively. As of March 31, 2010, we had approximately $1.4 million of unearned premiums for this customer that will be earned over approximately two years.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Unemployment Compensation
Increased benefit charge levels for our UC customers could result in lower management fees and/or increased losses for our UC product line. During the first quarter 2010, we experienced an increase in benefit charges for our UCassure® product when compared to a year ago which resulted in a $163,349 decrease in management fees during such period. We expect that our excess of loss product could also experience an increase in benefit charges during fiscal year 2010, especially considering its geographical concentration in California (approximately 35% of this business is in California). Given the current economic conditions, including high unemployment levels, we believe it is possible that we could experience an overall increase in benefit charges for fiscal year 2010 when compared to fiscal year 2009; however, we cannot predict the level of benefit charges or how material the impact will be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the coverage and pricing of our products and taking actions when necessary.
Waste Industry
As discussed in “Overview-Products and Services” above, effective August 1, 2009, our participation was changed from 5% to 12.5% for one of our assumed reinsurance arrangements under our WIP program. We estimate that this change in participation should increase our net premiums earned by approximately $1.0 million for fiscal year 2010 when compared to fiscal year 2009.
Since we began participating in the WIP program in 2004 there have not been any significant paid claims to date. If we were to have significant claims experience on this program during fiscal year 2010, such claims experience could have a material adverse effect on our business, financial condition and/or operating results if our reserves prove to be materially deficient; however, we currently do not believe that our reserves will be materially deficient. As of March 31, 2010, our net loss and LAE reserves for the WIP program were approximately $2.9 million. For waste surety bonds and contract surety bonds, as of March 31, 2010, our largest net exposure in a single surety bond was approximately $4.5 million and $2.1 million, respectively, and our net loss and LAE reserves were approximately $1.7 million and $0.9 million, respectively.
Our escrow surety bond business relates to surety bonds issued to the State of Nevada in 2006. The surety bonds were issued in connection with escrow deposits made by purchasers of units of a real estate development in Las Vegas, Nevada. Each surety bond is conditioned upon the real estate developer (the “Developer”) performing its duties relating to the purchase of the units specified in the surety bond. Certain of the purchasers (the “Purchasers”) have contended that they are entitled to rescind their purchase contracts with the Developer and receive a refund of their escrow deposits which are secured by our surety bonds. The Purchasers are currently in legal proceedings with the Developer over the matter (the “Disputed Contracts”). The Company would likely incur a surety bond loss for the Disputed Contracts if each of the following events occur: (1) the Purchasers prevail in their claims against the Developer; (2) the Purchasers receive an award entitling them to a refund of their escrow deposits; (3) the Developer fails to provide such refund to the Purchaser; (4) the state of Nevada determines that the insurer has to pay a claim under the surety bond; (5) we are unsuccessful in enforcing our indemnification agreement with the Developer; and (6) the loss payment due is greater than our loss reserves. As of March 31, 2010, our maximum net loss exposure related to the Disputed Contracts was approximately $9.0 million and our net loss and LAE reserves for the escrow surety bond business was approximately $0.4 million. Due to the inherent uncertainties associated with the Disputed Contracts, the Company cannot predict with reasonable certainty the amount, timing or ultimate outcome of this matter. The ultimate outcome of the Disputed Contracts, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition and/or operating results if our reserves prove to be materially deficient. As discussed above, we currently do not believe that our reserves will be materially deficient.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Expenses
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our bank line of credit. Interest rates declined during the first quarter 2010 when compared to a year ago which resulted in a decrease in interest expense of $73,200 for the first quarter 2010 when compared to a year ago. See “Liquidity and Capital Resources” below and Notes 4 and 13 to the Condensed Consolidated Financial Statements for more information concerning our trust preferred debt and bank line of credit.
As a result of the Proposal discussed above in “Overview- Proposed Transaction,” the Company expects to incur additional consulting and legal expenses during fiscal year 2010 related to the Proposal. The Company currently estimates such expenses could be approximately $0.5 million. However, given the inherent uncertainties of this matter, the actual amount incurred related to the Proposal could be materially different from this estimate.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Investments
As of March 31, 2010, approximately 96% of our fixed maturity portfolio was invested in tax-exempt municipal bonds which consisted primarily of revenue issue bonds (approximately 93%) and general obligation bonds (approximately 7%). Municipal bond prices improved during the first quarter 2010 when compared to the fourth quarter 2009, and the gross unrealized loss for our fixed maturity portfolio decreased from $1.6 million at December 31, 2009 to $1.1 million at March 31, 2010. While municipal credits continue to demonstrate relative credit quality stability, market conditions are still somewhat unsettled. The fair value of our fixed maturity portfolio could also be impacted by credit rating actions and related financial uncertainty associated with insurance companies that guarantee the obligations of some of our bonds.
Based on the current economic conditions and our other-than-temporary impairment accounting policy, impairment charges within our investment portfolio are possible during fiscal year 2010. As disclosed in Note 3 to the Condensed Consolidated Financial Statements and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below, we begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. As shown in Note 3 to the Condensed Consolidated Financial Statements, as of March 31, 2010, we did not have any equity securities that had a fair value to book value ratio below 80%. Assuming the estimated fair value for our equity securities remained the same during the remainder of 2010 as they were at March 31, 2010, we would not likely record any material other-than-temporary impairment charges for equity securities during fiscal year 2010. With respect to those fixed maturity securities having a fair value to book value ratio below 80% as shown in Note 3 to the Condensed Consolidated Financial Statements, all of these securities are investment grade and we would likely not have any material other-than-temporary impairment charges on these securities during the remainder of 2010 unless they were to fall below investment grade or it became likely that we would sell the security before its anticipated recovery. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount or range of amounts of other-than-temporary impairment charges, if any, that will be recorded during fiscal year 2010; however, if market conditions deteriorate, we believe that the amount of such other-than-temporary impairment charges could be material to our results of operations. For more information concerning the unrealized loss position of our investment portfolio and impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
During the first quarter of 2010, we recorded $9,202 of net realized gains on investments. We generally decide whether to sell securities based upon investment opportunities and tax consequences. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount of net realized gains or losses that will be recorded during fiscal year 2010; however, the amount of such net realized gains or losses could be material to our results of operations.
Based on the factors discussed above and the current economic conditions, our outlook for the remainder of the 2010 fiscal year is cautious.
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of March 31, 2010 and December 31, 2009, our capital structure consisted of trust preferred debt issued to affiliates, a bank line of credit and shareholders’ equity and is summarized in the following table:

	March 31,	December 31,
	2010	2009

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	4,000,000	3,000,000

Total debt obligations	19,465,000	18,465,000

Total shareholders’ equity	47,302,346	44,371,719

Total capitalization	$66,767,346	$62,836,719

Ratio of total debt obligations to total capitalization	29.2%	29.4%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Trust I and BIC Trust II (the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.25% and 5.27% at March 31, 2010 and 2009, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.34% and 5.27% at March 31, 2010 and 2009, respectively), are redeemable at par and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of March 31, 2010, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has a $10,000,000 unsecured revolving bank line of credit with a maturity date of June 30, 2010. At March 31, 2010 and December 31, 2009, the outstanding balance under the line of credit was $4,000,000 and $3,000,000, respectively. On December 30, 2009, we drew $3,000,000 on the bank line of credit primarily in anticipation of the $3,000,000 settlement payment to Highlands Insurance Company. On February 3, 2010, we repaid the $3,000,000 outstanding balance under the bank line of credit. On March 29, 2010, we drew $4,000,000 on our bank line of credit. On April 1, 2010, we repaid the $4,000,000 outstanding balance under the bank line of credit. The purpose of the March 29, 2010 draw was to increase our debt to capital ratio at March 31, 2010 to a level similar to that at December 31, 2009. The line of credit provides for interest payable quarterly at an annual rate equal to the prime rate less 75 basis points (2.50% at March 31, 2010 and 2009). The terms of the revolving credit agreement contain various restrictive covenants. As of March 31, 2010, Bancinsurance Corporation was in compliance with all such covenants. We utilize the bank line of credit from time to time based on short-term cash flow needs, the then current prime rate, the Company’s capital position (including Ohio Indemnity’s capital position) and the dividend limitations on Ohio Indemnity as discussed below. We are in the process of negotiating with our existing lender to replace our current credit facility. Given the changes in the credit markets since we entered into our existing credit facility, we believe that the terms of the new credit facility may not be as favorable as our existing credit facility. However, we do not believe that the change in terms (or, in the event we are unable to enter into a new credit facility, the absence of a credit facility) will have a material adverse effect on our financial condition, results of operations or liquidity based on our historical use of the credit facility and expected cash flows from operating and investing activities.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through (1) cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income, and (2) our cash and short-term investment portfolio. In addition, our fixed maturity investment portfolio has historically generated additional cash flows through bond maturities and calls (over 90% of our fixed maturity portfolio has call features). When a bond matures or is called by the issuer, the resulting cash flows are generated without selling the security at a loss. We utilize these cash flows to either build our cash and short-term investment position or reinvest in other securities, depending on our liquidity needs. To the extent our cash from operations, cash and short-term investments and cash flows from bond maturities or calls are not sufficient to meet our liquidity needs, our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturity and equity securities. As of March 31, 2010, we had approximately $51.3 million of available for sale fixed maturity and equity securities that were in an unrealized gain position that, if necessary, we could sell without recognizing a loss to meet liquidity needs. After satisfying our cash requirements and meeting our desired cash and short-term investment position, any excess cash flows from our operating and/or investment activities are used to build our investment portfolio and thereby increase future investment income. For more information concerning our investment portfolio, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Because of the nature of the risks we insure, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and our cash and short-term investment position to meet these obligations. We consider the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated policy obligations

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
without being required to liquidate intermediate-term and long-term investments at a loss. As of March 31, 2010 and December 31, 2009, our cash and short-term investment position was $9.4 million and $9.9 million respectively, which included $4.0 million and $3.0 million, respectively, that was generated from borrowings under our bank line of credit.
We believe that both liquidity and interest rate risk can be minimized by the asset and liability management strategy described above. With this strategy, we believe we can pay our policy obligations as they become due without being required to use our bank line of credit or liquidate intermediate-term and long-term investments at a loss; however, in the event that such action is required, it is not anticipated to have a material adverse effect on our results of operations, financial condition and/or future liquidity.
As of March 31, 2010 and December 31, 2009, our discontinued bond program loss and LAE reserves were zero and $4,450,000, respectively. As previously disclosed, in January 2010, the Company paid $1,450,000 to Harco National Insurance Company (“Harco”) and $3,000,000 to Highlands Insurance Company (“Highlands”) pursuant to the Company’s settlement agreements with those companies in full and final resolution of all disputes with those companies, including any potential future liabilities with respect to bonds issued by those companies. As a result of the Harco and Highlands settlements, all of the Company’s liabilities and obligations under the discontinued bond program have been satisfied. On December 30, 2009, the Company drew $3.0 million on its bank line of credit primarily in anticipation of the Highlands settlement payment of $3.0 million. Given our then projected cash flows and the low interest rate on the bank line of credit (2.50%) as compared to the average yield on our fixed income portfolio (4.80%), the Company made the decision to draw on the bank line of credit as opposed to selling fixed income securities for the Highlands payment. On February 3, 2010, the Company paid off the $3.0 million outstanding bank line of credit using excess cash flows from operating and investing activities. Although the settlement payments resulted in a material increase in the Company’s cash outflows from operations during 2010, these payments did not have a material impact on the Company’s liquidity.
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
As of March 31, 2010 and December 31, 2009, Bancinsurance Corporation had total cash and invested assets of $9.7 million and $4.2 million, respectively. This increase in cash and invested assets was primarily due to (1) $4.9 million of dividends that were paid by Ohio Indemnity to Bancinsurance Corporation during the first quarter 2010 and (2) Bancinsurance Corporation increasing its net borrowings under its bank line of credit by $1.0 million during the first quarter 2010.
Bancinsurance Corporation did not pay any dividends during the first quarter 2010 or 2009. The declaration and payment of future dividends (if any) are subject to the discretion of Bancinsurance Corporation’s board of directors and will depend upon our results of operations, financial condition, capital levels and requirements, cash requirements, future prospects, any legal, tax, regulatory and contractual restrictions and other factors deemed relevant by the board of directors. Accordingly, there can be no assurance that Bancinsurance Corporation will declare and pay any future dividends.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance Corporation in the form of dividends without the prior approval of the Department. Ohio Indemnity may pay dividends without such prior approval only from earned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of its statutory surplus as of the end of the prior fiscal year or statutory net income for the prior calendar year. On December 17, 2009, Ohio Indemnity’s board of directors declared a cash dividend in an aggregate amount of $4.9 million that was paid to Bancinsurance Corporation during the first quarter 2010. Of the $4.9 million dividend, $2.9 million required and received approval by the Department. During 2010, the maximum amount of dividends that may be paid to Bancinsurance Corporation by Ohio Indemnity without the prior approval of the Department is $5,300,961.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the NAIC and the Department. This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of March 31, 2010.
Net cash (used in) provided by operating activities was $(2,858,726) and $1,189,629 for the first quarter 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily due to aggregate payments of $4,450,000 during the first quarter 2010 related to the Harco and Highlands settlement agreements as discussed above. Excluding the effects of the discontinued bond program payments, net cash provided by operating activities increased $0.4 million during the first quarter 2010 when compared to a year ago. This increase was primarily due to an increase in net premiums collected of $0.8 million resulting from increases in our CPI, UC and WIP product lines which was partially offset by a decrease for our ULI and GAP product lines. The increase in cash from net premiums collected was partially offset by a $0.3 million increase in net losses and policy acquisition costs paid which resulted primarily from the increase in net premiums collected.
Net cash used in investing activities was $4,311,064 and $2,077,270 for the first quarter 2010 and 2009, respectively. The increase was primarily due to the use of cash to purchase short-term investments during the first quarter 2010.
Net cash provided by financing activities was $1,000,000 and zero for the first quarter 2010 and 2009, respectively, as Bancinsurance Corporation increased its net borrowings under its bank line of credit by $1.0 million during the first quarter 2010.
Given our historic cash flows and current financial condition, we believe that the cash flows from operating and investing activities over the next year and our bank line of credit will provide sufficient liquidity for the operations of the Company.
INFLATION
We do not consider the impact of inflation to be material in the analysis of our net revenues, income from continuing operations or overall operations.
CRITICAL ACCOUNTING POLICIES
The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues, liabilities and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate these estimates, assumptions and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates, assumptions and judgments under different assumptions or conditions. Set forth below are the critical accounting policies that we believe require significant estimates, assumptions and judgments and are critical to an understanding of our condensed consolidated financial statements.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed maturity and closed-end mutual fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed maturity securities are required to be investment grade at the time of purchase to protect investments. As of March 31, 2010, approximately 99% of our fixed maturity portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit quality of our fixed maturity portfolio. In performing our other-than-temporary impairment analysis for our fixed maturity securities and closed-end mutual funds, we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 3 to the Condensed Consolidated Financial Statements for information regarding securities in our investment portfolio that were in an unrealized loss position at March 31, 2010 which were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations-Other-Than-Temporary Impairments on Investments,” “Business Outlook-Investments” and “Liquidity and Capital Resources” above and Note 3 to the Condensed Consolidated Financial Statements.
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
Our projection of ultimate loss and LAE reserves are estimates of future events, the outcomes of which are unknown to us at the time the projection is made. Considerable uncertainty and variability are inherent in the estimation of loss and LAE reserves. As a result, it is possible that actual experience may be materially different than the estimates reported. We continually revise reserve estimates as experience develops and further claims are reported and resolved. Changes in reserve estimates are recorded in our results of operations in the period in which the adjustments are made.
Assumed Business. Assumed reinsurance is a line of business with inherent volatility. Since the length of time required for losses to be reported through the reinsurance process can be quite long, unexpected events are more difficult to predict. Our ultimate loss reserve estimates for assumed reinsurance are primarily dependent upon information received by us from the underlying ceding insurers. For our assumed WIP program, we record loss and LAE reserves using a loss ratio reserving methodology as recommended by the primary insurance carrier and reviewed by our independent actuary. The loss ratio method calculates a reserve based on expected losses in relation to premiums earned. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Direct Business. For our direct business, estimates of ultimate loss and LAE reserves are based on our historical loss development experience. In using this historical information, we assume that past loss development is predictive of future loss development. Our assumptions allow for changes in claims and underwriting operations, as now known or anticipated, which may impact the level of required reserves or the emergence of losses. We do not currently anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims or the emergence of claims from factors not currently recognized in our historical data. Such extraordinary changes or claims emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available to us, actual emergence of losses could deviate materially from our estimates and from the amounts recorded by us.
As of March 31, 2010, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
•	ULI —limited liability (“ULIL”)
•	ULI — non-limited liability (“ULIN”)
•	CPI
•	GAP
Historical “age-to-age” loss development factors (“LDF”) were calculated to measure the relative development for each accident year from one maturity point to the next. Based on the historical LDF, we selected age-to-age LDF that we believe are appropriate to estimate the remaining future development for each accident year. In addition, we evaluated reserve and loss trends in our quarterly reserving methodology. These selected factors and quarterly reserve trends are used to project the ultimate expected losses for each accident year. The validity of the results from using a loss development approach can be affected by many conditions, such as claim department processing changes, a shift between single and multiple payments per claim, legal changes or variations in our mix of business from year to year. Also, because the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years may be based on alternative estimation techniques, such as the expected loss ratio method or some combination of acceptable actuarial methods.
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
In performing our loss reserve analysis, we select a single loss reserve estimate for each product line that represents our “best estimate” based on facts and circumstances then known to us.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Consolidated Financial Statements for more information concerning our equity-based compensation expense.
Legal Matters
We are involved in various legal proceedings arising in the ordinary course of business. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we believe it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of a legal proceeding and the potential that an adverse outcome in a legal proceeding could have a material impact on our financial condition and/or results of operations, such estimates are considered to be critical accounting estimates. See Note 9 to the Condensed Consolidated Financial Statements for information concerning the Company’s commitments and contingencies.
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
Federal Income Taxes
We accrue for federal income taxes based on amounts we believe we ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, we may be required to significantly change the provision for federal income taxes recorded in the condensed consolidated financial statements. Any such change could significantly affect the amounts reported in the condensed consolidated statements of operations.
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
We are involved in legal proceedings arising in the ordinary course of business which are routine in nature and incidental to our business. We currently believe that none of these matters, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, because these legal proceedings are subject to inherent uncertainties and the outcome of such matters cannot be predicted with reasonable certainty, there can be no assurance that any one or more of these matters will not have a material adverse effect on our financial condition, results of operations and/or liquidity.

Item 6.	Exhibits

Exhibits

31.1	*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION (Registrant)
Date: May 3, 2010	By:	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 3, 2010	By:	/s/ Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)