Form 10-Q
period 2010-06-30
BANCINSURANCE CORP
filed 2010-08-16
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of July 16, 2010 was 5,215,706.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Net premiums earned	$12,741,198	$11,543,292	$23,311,051	$21,392,827
Net investment income	1,047,259	956,057	2,046,720	1,915,146
Net realized (losses) gains on investments	(261,024)	117,360	(251,822)	264,166
Other-than-temporary impairments on investments	—	(197,979)	—	(2,767,189)
Management fees	—	116,305	—	279,654
Other income	2,333	3,676	4,267	11,663

Total revenues	13,529,766	12,538,711	25,110,216	21,096,267

Expenses:
Losses and loss adjustment expenses	3,840,234	6,113,032	8,898,335	10,551,656
Policy acquisition costs	4,525,160	2,733,251	6,286,668	5,483,341
Other operating expenses	2,271,765	1,950,382	4,194,618	4,098,299
Interest expense	167,827	218,832	333,013	457,219

Total expenses	10,804,986	11,015,497	19,712,634	20,590,515

Income before federal income taxes	2,724,780	1,523,214	5,397,582	505,752

Federal income tax expense	816,395	77,753	1,511,323	31,812

Net income	$1,908,385	$1,445,461	$3,886,259	$473,940

Net income per common share:
Basic	$.37	$.28	$.75	$.09

Diluted	$.36	$.28	$.74	$.09

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,195,053 at June 30, 2010 and $5,294,900 at December 31, 2009)	$5,091,944	$5,181,905
Available for sale:
Fixed maturities, at fair value (amortized cost $60,437,609 at June 30, 2010 and $71,013,020 at December 31, 2009)	61,977,175	71,573,049
Equity securities, at fair value (cost $6,898,484 at June 30, 2010 and $5,774,207 at December 31, 2009)	8,876,735	7,251,637
Short-term investments, at cost which approximates fair value	9,800,497	342,002
Restricted short-term investments, at cost which approximates fair value	3,168,749	3,410,069
Other invested assets	1,715,000	715,000

Total investments	90,630,100	88,473,662

Cash	10,034,338	9,551,372
Premiums receivable	7,639,173	4,614,787
Reinsurance recoverable	7,194,169	6,821,490
Prepaid reinsurance premiums	49,560,772	41,949,098
Deferred policy acquisition costs	4,931,300	3,723,961
Loans to affiliates	1,184,695	1,165,905
Accrued investment income	849,825	1,085,096
Net deferred tax asset	1,591,196	2,322,885
Other assets	2,307,995	1,071,642

Total assets	$175,923,563	$160,779,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	June 30,	December 31,
	2010	2009

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$14,661,088	$15,793,241
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	—	4,450,000
Unearned premiums	73,634,839	62,185,040
Ceded reinsurance premiums payable	4,311,386	3,362,762
Experience rating adjustments payable	739,865	1,025,137
Retrospective premium adjustments payable	1,202,126	958,883
Funds held under reinsurance treaties	768,225	784,622
Funds held for account of others	3,168,749	3,410,069
Contract funds on deposit	3,343,702	2,062,992
Taxes, licenses and fees payable	227,541	294,821
Current federal income tax payable	488,051	140,183
Commissions payable	2,878,597	2,176,797
Other liabilities	1,465,019	1,298,632
Bank line of credit	4,000,000	3,000,000
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	126,354,188	116,408,179

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at June 30, 2010 and December 31, 2009, 5,215,706 shares outstanding at June 30, 2010 and 5,205,706 shares outstanding at December 31, 2009	1,794,141	1,794,141
Additional paid-in capital	1,859,098	1,574,340
Accumulated other comprehensive income	2,321,759	1,344,720
Retained earnings	48,324,835	44,438,576

	54,299,833	49,151,777
Less: Treasury shares, at cost (954,635 common shares at June 30, 2010 and 964,635 common shares at December 31, 2009)	(4,730,458)	(4,780,058)

Total shareholders’ equity	49,569,375	44,371,719

Total liabilities and shareholders’ equity	$175,923,563	$160,779,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity

Balance at December 31, 2008	—	—	$1,794,141	$1,638,503	$(5,346,647)	$41,972,699	$(5,398,315)	$34,660,381

Comprehensive income:
Net income	—	—	—	—	—	473,940	—	473,940
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	3,942,523	—	—	3,942,523

Total comprehensive income								4,416,463

Equity-based compensation expense	—	—	—	227,857	—	—	—	227,857
Tax benefit related to vesting of restricted stock	—	—	—	21,859	—	—	—	21,859

Balance at June 30, 2009	—	—	$1,794,141	$1,888,219	$(1,404,124)	$42,446,639	$(5,398,315)	$39,326,560

Balance at December 31, 2009	—	—	$1,794,141	$1,574,340	$1,344,720	$44,438,576	$(4,780,058)	$44,371,719

Comprehensive income:
Net income	—	—	—	—	—	3,886,259	—	3,886,259
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	977,039	—	—	977,039

Total comprehensive income								4,863,298

Equity-based compensation expense	—	—	—	255,471	—	—	—	255,471
10,000 shares issued in connection with the exercise of stock options	—	—	—	(8,970)	—	—	49,600	40,630
Tax benefit relating to vesting of restricted stock	—	—	—	38,257	—	—	—	38,257

Balance at June 30, 2010	—	—	$1,794,141	$1,859,098	$2,321,759	$48,324,835	$(4,730,458)	$49,569,375

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,886,259	$473,940
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	251,822	(264,166)
Other-than-temporary impairments on investments	—	2,767,189
Depreciation and amortization	148,214	288,655
Equity-based compensation expense	255,471	227,857
Deferred federal income tax expense (benefit)	228,366	(862,125)
Change in assets and liabilities:
Premiums receivable	(3,024,386)	(2,002,205)
Reinsurance recoverable	(372,679)	(1,429,990)
Prepaid reinsurance premiums	(7,611,674)	(2,980,181)
Deferred policy acquisition costs	(1,207,339)	(236,267)
Other assets, net	251,232	27,200
Reserve for unpaid losses and loss adjustment expenses	(1,132,153)	(444,851)
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	(4,450,000)	—
Unearned premiums	11,449,799	3,417,192
Ceded reinsurance premiums payable	948,624	716,825
Experience rating adjustments payable	(285,272)	496,253
Retrospective premium adjustments payable	243,243	164,032
Funds held under reinsurance treaties	(16,397)	110,931
Funds held for account of others	(241,320)	(183,587)
Contract funds on deposit	1,280,710	377,808
Taxes, licenses and fees payable	(67,280)	(267,649)
Commissions payable	701,800	654,194
Other liabilities, net	514,255	860,506

Net cash provided by operating activities	1,751,295	1,911,561

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,790,000	705,000
Proceeds from available for sale fixed maturities sold, redeemed or matured	11,655,902	3,398,999
Proceeds from available for sale equity securities sold	2,363,891	8,039,989
Cost of held to maturity fixed maturities purchased	(1,836,009)	(741,888)
Cost of available for sale fixed maturities purchased	(2,119,868)	(8,673,749)
Cost of available for sale equity securities purchased	(3,914,622)	(7,857,397)
Net change in short-term investments	(9,458,495)	2,435,445
Net change in restricted short-term investments	241,320	183,587
Cost of other invested assets purchased	(1,000,000)	—
Purchase of land, property and leasehold improvements	(31,078)	(185,198)

Net cash used in investing activities	(2,308,959)	(2,695,212)

Cash flows from financing activities:
Proceeds from stock options exercised	40,630	—
Proceeds from bank line of credit	8,000,000	—
Payments on bank line of credit	(7,000,000)	(2,500,000)

Net cash provided by (used in) financing activities	1,040,630	(2,500,000)

Net increase (decrease) in cash	482,966	(3,283,651)
Cash at beginning of period	9,551,372	5,499,847

Cash at end of period	$10,034,338	$2,216,196

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$342,257	$468,072
Federal income taxes	$896,532	$700,000
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
We prepared the condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, the condensed consolidated statements of shareholders’ equity for the six months ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of June 30, 2010 and for all periods presented have been made.
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the periods ended June 30, 2010 are not necessarily indicative of the results of operations for the full 2010 fiscal year.
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
The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,449,442	$27,495	$—	$2,476,937
Obligations of U.S. states, municipals and political subdivisions	2,642,502	75,614	—	2,718,116

Total held to maturity	5,091,944	103,109	—	5,195,053

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	59,523,968	1,615,847	(698,432)	60,441,383
Corporate and other taxable debt securities	764,791	575,545	—	1,340,336
Redeemable preferred stock	148,850	46,606	—	195,456

Total fixed maturities	60,437,609	2,237,998	(698,432)	61,977,175

Equity securities:
Banks, trusts and insurance companies	1,238,796	701,141	—	1,939,937
Industrial and miscellaneous	2,307,991	225,200	(5,031)	2,528,160
Closed-end mutual funds	3,351,697	1,060,641	(3,700)	4,408,638

Total equity securities	6,898,484	1,986,982	(8,731)	8,876,735

Total available for sale	67,336,093	4,224,980	(707,163)	70,853,910

Total	$72,428,037	$4,328,089	$(707,163)	$76,048,963

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,321,243	$5,620	$—	$2,326,863
Obligations of U.S. states, municipals and political subdivisions	2,860,662	107,375	—	2,968,037

Total held to maturity	5,181,905	112,995	—	5,294,900

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	69,903,319	1,569,125	(1,589,637)	69,882,807
Corporate and other taxable debt securities	960,851	554,696	(20,205)	1,495,342
Redeemable preferred stock	148,850	46,050	—	194,900

Total fixed maturities	71,013,020	2,169,871	(1,609,842)	71,573,049

Equity securities:
Banks, trusts and insurance companies	441,185	419,825	—	861,010
Industrial and miscellaneous	1,908,973	235,728	(11,960)	2,132,741
Closed-end mutual funds	3,424,049	847,064	(13,227)	4,257,886

Total equity securities	5,774,207	1,502,617	(25,187)	7,251,637

Total available for sale	76,787,227	3,672,488	(1,635,029)	78,824,686

Total	$81,969,132	$3,785,483	$(1,635,029)	$84,119,586

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$983,203	$997,013	$155,000	$155,291
Due after one year but less than five years	2,970,341	3,028,847	1,588,852	2,170,664
Due after five years but less than ten years	636,458	655,333	4,763,561	4,842,441
Due after ten years	501,942	513,860	53,930,196	54,808,779

Total	$5,091,944	$5,195,053	$60,437,609	$61,977,175

Net investment income for the three and six months ended June 30, 2010 and 2009 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Fixed maturities	$888,570	$865,274	$1,809,535	$1,729,117
Equity securities	196,561	116,844	321,120	208,649
Short-term investments	19,426	29,101	36,849	76,795
Other	5,036	6,073	9,774	12,771
Expenses	(62,334)	(61,235)	(130,558)	(112,186)

Net investment income	$1,047,259	$956,057	$2,046,720	$1,915,146

The proceeds from sales of available for sale securities (excluding bond calls, prepayments and maturities) were $5,379,340 and $9,371,934 for the six months ended June 30, 2010 and 2009, respectively, which includes zero and $7,551,340, respectively, from sales of our money market mutual fund which we buy and sell from time to time as part of our liquidity management.
Pre-tax net realized gains (losses) on investments, other-than-temporary impairments and changes in unrealized gains (losses) on available for sale investments were as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross realized gains:
Fixed maturities	$94,654	$34,867	$208,263	$165,348
Equity securities	16,876	96,271	16,876	115,639

Total gains	111,530	131,138	225,139	280,987

Gross realized losses
Fixed maturities	(17,784)	(2,986)	(122,191)	(3,749)
Equity securities	(354,770)	(10,792)	(354,770)	(13,072)

Total losses	(372,554)	(13,778)	(476,961)	(16,821)

Net realized (losses) gains on investments	$(261,024)	$117,360	$(251,822)	$264,166

Other-than-temporary impairments	$—	$(197,979)	$—	$(2,767,189)

Changes in net unrealized gains (losses) on available for sale investments:
Fixed maturities	$386,490	$2,369,312	$979,537	$3,829,599
Equity securities	(149,489)	1,575,239	500,821	2,143,924

Net change in net unrealized gains (losses)	$237,001	$3,944,551	$1,480,358	$5,973,523

We continually monitor the difference between the book value and the estimated fair value of our investments, which involves judgment as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe an investment is “other-than-temporarily impaired,” we record the decline in the value of the investment as a realized loss through our income statement. If our judgment changes in the future, we may ultimately record a realized loss for a security after having originally concluded that the decline in value was temporary. We begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. Our assessment as to whether a security is other-than-temporarily impaired depends on, among other things: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer specific; (3) our current judgment as to the financial condition and future prospects of the entity that issued the investment security; and (4) our intent to sell the security or the likelihood that we will be required to sell the security before its anticipated recovery.
The following table summarizes the fair value to book value ratio for all securities in a gross unrealized loss position at June 30, 2010 and December 31, 2009:

	June 30, 2010
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	losses	ratio	book value
Fixed maturities:
90% to 99%	$19,331,934	$18,854,545	$(477,389)	97.5%	91.7%
80% to 89%	1,491,725	1,327,892	(163,833)	89.0	7.1
70% to 79%	251,835	194,625	(57,210)	77.3	1.2

Total fixed maturities	21,075,494	20,377,062	(698,432)	96.7	100.0

Equity securities:
90% to 99%	316,961	308,230	(8,731)	97.2	100.0

Total equity securities	316,961	308,230	(8,731)	97.2	100.0

Total	$21,392,455	$20,685,292	$(707,163)	96.7%	100.0%

	December 31, 2009
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	losses	ratio	book value
Fixed maturities:
90% to 99%	$26,912,700	$25,974,320	$(938,380)	96.5%	88.1%
80% to 89%	2,288,457	1,975,020	(313,437)	86.3	7.5
70% to 79%	1,093,641	819,751	(273,890)	75.0	3.6
60% to 69%	245,730	161,595	(84,135)	65.8	0.8

Total fixed maturities	30,540,528	28,930,686	(1,609,842)	94.7	100.0

Equity securities:
90% to 99%	1,301,601	1,276,414	(25,187)	98.1	100.0

Total equity securities	1,301,601	1,276,414	(25,187)	98.1	100.0

Total	$31,842,129	$30,207,100	$(1,635,029)	94.9%	100.0%

We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s Industry Services (“Moody’s”) and Standard & Poor’s (“S&P”). The following table shows the composition of fixed maturity securities in a gross unrealized loss position at June 30, 2010 and December 31, 2009 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

June 30, 2010
Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	losses	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$15,488,155	$15,135,830	$(352,325)	97.7%	73.5%
2FE	BBB	Baa	5,587,339	5,241,232	(346,107)	93.8	26.5
3FE	BB	Ba	—	—	—	—	—
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$21,075,494	$20,377,062	$(698,432)	96.7%	100.0%

December 31, 2009
Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	losses	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$23,998,345	$23,051,591	$(946,754)	96.1%	78.6%
2FE	BBB	Baa	6,542,183	5,879,095	(663,088)	89.9	21.4
3FE	BB	Ba	—	—	—	—	—
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$30,540,528	$28,930,686	$(1,609,842)	94.7%	100.0%

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at June 30, 2010 and December 31, 2009, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At June 30, 2010	value	losses	value	losses	value	losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states, municipals and political subdivisions	4,717,550	(40,139)	15,659,512	(658,293)	20,377,062	(698,432)
Corporate and other taxable debt securities	—	—	—	—	—	—

Total fixed maturities	4,717,550	(40,139)	15,659,512	(658,293)	20,377,062	(698,432)

Equity securities:
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial and miscellaneous	217,630	(5,031)	—	—	217,630	(5,031)
Closed-end mutual funds	90,600	(3,700)	—	—	90,600	(3,700)

Total equity securities	308,230	(8,731)	—	—	308,230	(8,731)

Total	$5,025,780	$(48,870)	$15,659,512	$(658,293)	$20,685,292	$(707,163)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2009	value	losses	value	losses	value	losses
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	$10,236,585	$(160,640)	$18,694,101	$(1,449,202)	$28,930,686	$(1,609,842)
Corporate and other taxable debt securities	—	—	—	—	—	—

Total fixed maturities	10,236,585	(160,640)	18,694,101	(1,449,202)	28,930,686	(1,609,842)

Equity securities:
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial and miscellaneous	295,944	(11,960)	—	—	295,944	(11,960)
Closed-end mutual funds	980,470	(13,227)	—	—	980,470	(13,227)

Total equity securities	1,276,414	(25,187)	—	—	1,276,414	(25,187)

Total	$11,512,999	$(185,827)	$18,694,101	$(1,449,202)	$30,207,100	$(1,635,029)

As of June 30, 2010, we had approximately 62 fixed maturity securities and zero equity securities that have been in a gross unrealized loss position for 12 months or longer. All 62 of the fixed maturity securities are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). All 62 of the fixed maturity securities are current on interest and principal and we believe that it is reasonably likely that all contract terms of each security will be satisfied. We currently do not have the intent to sell these fixed maturity securities and we currently do not believe it is more likely than not that we will be required to sell these fixed maturity securities before their anticipated recovery. The decrease in gross unrealized loss position for investments as of June 30, 2010 when compared to December 31, 2009 was primarily due to our fixed maturity portfolio as a result of the changes in the interest rate environment and/or current capital market conditions.
Other-than-temporary impairments on investments during the six months ended June 30, 2010 and 2009 were zero and $2,767,189, respectively. The $2,767,189 of impairment charges recorded during the first six months of 2009 were primarily due to the following: (1) $1,273,792 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by the market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; and (4) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the market conditions.
4.	Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.54% and 4.65% at June 30, 2010 and 2009, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.58% and 4.65% at June 30, 2010 and 2009, respectively), are redeemable at par and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures was $167,526 and $203,034 for the three months ended June 30, 2010 and 2009, respectively, and $325,088

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
and $425,796 for the six months ended June 30, 2010 and 2009, respectively. The terms of the junior subordinated debentures contain various covenants. As of June 30, 2010, Bancinsurance Corporation was in compliance with all such covenants.
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
Our provision for federal income taxes for the six months ended June 30, 2010 and 2009 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we must adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “other operating expenses” category within our condensed consolidated statements of income.
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
We have stock options and restricted stock outstanding at June 30, 2010 under two equity compensation plans (the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or exercise of stock options.
The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee, which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 86,000 common shares were outstanding at June 30, 2010, expire at various dates from 2011 to 2013 and range in option price per share from $4.38 to $6.00. Of the options for 86,000 common shares outstanding, 14,000 have been granted to our non-employee directors and 72,000 have been granted to our employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.
The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards, including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee, which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, options for 595,000 common shares were outstanding at June 30, 2010, expire at various dates from 2012 to 2019 and range in option price per share from $3.40 to $8.00. Under the 2002 Plan, 184,370 unvested

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
restricted common shares were also outstanding at June 30, 2010. Of the total equity-based awards for 779,370 common shares outstanding under the 2002 Plan, 46,000 have been granted to our non-employee directors and 733,370 have been granted to our employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of June 30, 2010, there were 85,693 common shares available for future grant under the 2002 Plan.
The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value (i.e., the closing price of our common shares on the date of grant) and recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. No restricted common shares were granted during the three and six months ended June 30, 2010. There were 18,911 restricted common shares that vested during the three and six months ended June 30, 2010.
The following table summarizes restricted stock award activity under the 2002 Plan from January 1, 2010 through June 30, 2010:

		Weighted-average
		grant date fair value
	Shares	per common share
Outstanding at January 1, 2010	203,281	$4.05
Granted	—	—
Vested	(18,911)	6.40
Cancelled	—	—

Outstanding at June 30, 2010	184,370	3.81

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
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (the “Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of our common shares in the future. The dividend yield is based on historical dividends on the date of grant. There were no stock options granted during the three and six months ended June 30, 2010.
The following table summarizes all stock option activity under the Plans from January 1, 2010 through June 30, 2010:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value
Outstanding at January 1, 2010	691,000	$5.65
Granted	—	—
Exercised	(10,000)	4.06
Expired	—	—
Cancelled	—	—

Outstanding at June 30, 2010	681,000	5.68	4.25	$368,310

Vested and exercisable at June 30, 2010	625,000	5.70	4.04	$337,110

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on June 30, 2010 ($6.00), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date (only includes options that were in-the-money at June 30, 2010 (i.e., options with an exercise price less than $6.00)). There were 10,000 stock options exercised during the three and six months ended June 30, 2010.
The following table summarizes nonvested stock option activity under the Plans from January 1, 2010 through June 30, 2010:

		Weighted-average
		grant date fair value
	Shares	per common share
Nonvested at January 1, 2010	100,000	$2.45
Granted	—	—
Vested	(44,000)	2.47
Expired	—	—
Cancelled	—	—

Nonvested at June 30, 2010	56,000	2.43

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense of $123,335 and $114,213 ($81,401 and $75,380 net of tax ) for the three months ended June 30, 2010 and 2009, respectively, and $255,471 and $227,857 ($168,611 and $150,385 net of tax) for the six months ended June 30, 2010 and 2009, respectively. The equity-based compensation expense is classified within other operating expenses in the accompanying condensed consolidated statements of income to correspond with the same line item as cash compensation paid to employees.
As of June 30, 2010, the total pre-tax equity-based compensation expense related to nonvested stock options and nonvested restricted common shares not yet recognized was $548,160. The weighted-average period over which this expense is expected to be recognized is approximately 1.6 years.
The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at June 30, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted-average	Weighted-average	Number	Weighted-average
	outstanding	remaining	exercise	exercisable	exercise
Range of Exercise Prices	at 6/30/10	contractual life (years)	price	at 6/30/10	price
3.40	12,000	9.08	$3.40	—	$—
4.063 – 4.82	152,000	2.34	4.53	152,000	4.53
5.00 – 5.30	140,000	2.82	5.18	140,000	5.18
6.00 – 6.40	248,000	5.90	6.02	204,000	6.02
7.04 – 8.00	129,000	4.43	7.11	129,000	7.11

Total ($3.40 – $8.00)	681,000	4.25	5.68	625,000	5.70

7.	Other Comprehensive Income
The components of other comprehensive income and the related federal income tax effects for the three and six months ended June 30, 2010 and 2009 are as follows

	Three Months Ended June 30, 2010
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding losses arising during 2010	$(24,023)	$(8,168)	$(15,855)
Add back: reclassification adjustments for losses realized in net income	261,024	88,748	172,276

Net unrealized holding gains	237,001	80,580	156,421

Other comprehensive income	$237,001	$80,580	$156,421

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended June 30, 2009
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$3,863,932	$1,313,737	$2,550,195
Add back: reclassification adjustments for losses realized in net income	80,619	27,410	53,209

Net unrealized holding gains	3,944,551	1,341,147	2,603,404

Other comprehensive income	$3,944,551	$1,341,147	$2,603,404

	Six Months Ended June 30, 2010
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2010	$1,228,536	$417,700	$810,836
Add back: reclassification adjustments for losses realized in net income	251,822	85,619	166,203

Net unrealized holding gains	1,480,358	503,319	977,039

Other comprehensive income	$1,480,358	$503,319	$977,039

	Six Months Ended June 30, 2009
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$3,470,500	$1,179,972	$2,290,528
Add back: reclassification adjustments for losses realized in net income	2,503,023	851,028	1,651,995

Net unrealized holding gains	5,973,523	2,031,000	3,942,523

Other comprehensive income	$5,973,523	$2,031,000	$3,942,523

8.	Reinsurance
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
Under our waste industry products (“WIP”) program, we assume, write on a direct basis and cede certain waste surety bond business

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
under various reinsurance arrangements. Effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of certain waste surety bonds with liability limits up to $1.2 million from two insurance carriers. This reinsurance arrangement was amended effective June 1, 2010 whereby the liability limit was increased from $1.2 million to $4.0 million for one of the customers subject to this arrangement. Effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of certain waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2009, except that our participation was changed to 12.5%. This reinsurance arrangement was renewed with similar terms on August 1, 2010. In addition to assuming business, we also write on a direct basis certain waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. Effective October 1, 2009, we increased our participation from 25% to 33% for our contract surety assumed reinsurance arrangement. The contract and escrow surety bond business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business.
In addition to the reinsurance arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share reinsurance arrangements, one unemployment compensation facultative reinsurance arrangement and three reinsurance arrangements for our vehicle service contract programs.
A reconciliation of direct to net premiums, on both a written and earned basis, for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2010		2009		2010		2009
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$23,480,734	$19,072,085	$18,372,535	$16,493,396	$46,140,566	$35,042,304	$34,953,295	$30,679,578
Assumed	1,407,243	1,509,963	825,612	1,125,335	3,154,003	2,844,495	2,163,764	2,360,004
Ceded	(15,369,692)	(7,840,850)	(9,572,710)	(6,075,439)	(22,187,423)	(14,575,748)	(14,626,936)	(11,646,755)

Net	$9,518,285	$12,741,198	$9,625,437	$11,543,292	$27,107,146	$23,311,051	$22,490,123	$21,392,827

The amounts of recoveries pertaining to reinsurance that were deducted from losses and loss adjustment expense incurred were $3,000,054 and $3,386,467 for the three months ended June 30, 2010 and 2009, respectively, and $5,769,008 and $6,094,439 for the six months ended June 30, 2010 and 2009, respectively. Ceded reinsurance decreased commission expense incurred by $895,547 and $804,622 for the three months ended June 30, 2010 and 2009, respectively, and $1,792,382 and $1,790,848 for the six months ended June 30, 2010 and 2009, respectively.
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
We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of June 30, 2010, the principal balance of the mortgage was $486,869 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.
Also see Note 14 for information concerning a gain contingency that will be recorded during the third quarter of 2010.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
10.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$1,908,385	$1,445,461	$3,886,259	$473,940

Income available to common shareholders, assuming dilution	1,908,385	1,445,461	3,886,259	473,940

Weighted average common shares outstanding	5,211,750	5,082,574	5,208,745	5,082,574
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	60,709	—	50,836	—

Weighted average diluted common shares outstanding	5,272,459	5,082,574	5,259,581	5,082,574

Net income per common share:
Basic	$0.37	$0.28	$0.75	$0.09
Diluted	$0.36	$0.28	$0.74	$0.09
11.	Segment Information
We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following tables provide financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30, 2010
			Reportable
	Property/Casualty	Insurance	Segments
	Insurance	Agency	Total

Revenues from external customers	$12,552,037	$—	$12,552,037
Intersegment revenues	—	465,889	465,889
Interest revenue	1,165,801	—	1,165,801
Interest expense	—	—	—
Depreciation and amortization	37,824	—	37,824
Segment profit	3,203,532	465,785	3,669,317
Federal income tax expense	864,538	158,367	1,022,905

	Three Months Ended
	June 30, 2009
			Reportable
	Property/Casualty	Insurance	Segments
	Insurance	Agency	Total

Revenues from external customers	$11,566,304	$—	$11,566,304
Intersegment revenues	—	441,198	441,198
Interest revenue	964,052	94	964,146
Interest expense	—	—	—
Depreciation and amortization	53,820	—	53,820
Segment profit	1,490,346	440,518	1,930,864
Federal income tax expense	270,384	149,776	420,160

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Six Months Ended
	June 30, 2010
			Reportable
	Property/Casualty	Insurance	Segments
	Insurance	Agency	Total

Revenues from external customers	$23,189,482	$—	$23,189,482
Intersegment revenues	—	851,267	851,267
Interest revenue	2,087,393	—	2,087,393
Interest expense	—	—	—
Depreciation and amortization	75,651	—	75,651
Segment profit	5,857,721	849,987	6,707,708
Federal income tax expense	1,530,975	288,996	1,819,971
Segment assets	163,338,855	301,631	163,640,486

	Six Months Ended
	June 30, 2009
			Reportable
	Property/Casualty	Insurance	Segments
	Insurance	Agency	Total

Revenues from external customers	$19,157,177	$—	$19,157,177
Intersegment revenues	—	876,024	876,024
Interest revenue	1,921,738	174	1,921,912
Interest expense	—	—	—
Depreciation and amortization	105,998	—	105,998
Segment profit	542,915	874,453	1,417,368
Federal income tax (benefit) expense	(256,309)	297,314	41,005
Segment assets	154,564,126	321,424	154,885,550
The following is a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Total revenues for reportable segments	$14,183,727	$12,971,648	$26,128,142	$21,955,113
Parent company gain (loss)	(188,072)	8,261	(166,659)	17,178
Elimination of intersegment revenues	(465,889)	(441,198)	(851,267)	(876,024)

Total consolidated revenues	$13,529,766	$12,538,711	$25,110,216	$21,096,267

Profit
Total profit for reportable segments	$3,669,317	$1,930,864	$6,707,708	$1,417,368
Parent company other expenses, net of intersegment eliminations	(944,537)	(407,650)	(1,310,126)	(911,616)

Total consolidated income before income taxes	$2,724,780	$1,523,214	$5,397,582	$505,752

Assets
Total assets for reportable segments			$163,640,486	$154,885,550
Parent company assets			12,583,103	3,922,787
Elimination of intersegment receivables, net			(300,026)	(310,783)

Total consolidated assets			$175,923,563	$158,497,554

12.	Fair Value Measurements
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
The following table presents the level within the fair value hierarchy at which the Company’s financial assets were measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$61,977,175	$195,456	$61,781,719	$—
Equity securities	8,876,735	8,876,735	—	—

Total	$70,853,910	$9,072,191	$61,781,719	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$71,573,049	$194,900	$71,378,149	$—
Equity securities	7,251,637	7,251,637	—	—

Total	$78,824,686	$7,446,537	$71,378,149	$—

As of June 30, 2010 and December 31 2009, the Company had no financial liabilities that were measured at fair value and no financial assets that were measured at fair value on a non-recurring basis. The Company also did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring or non-recurring basis.
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
The Company validates the prices received from the pricing service by examining their reasonableness. The Company’s review process includes comparing the pricing service’s estimated fair values to the estimated fair values established by our investment custodian (for both equity and fixed maturity securities) and our outside fixed income investment manager (for fixed maturity securities). Our investment custodian utilizes the same pricing service as us, and our outside fixed income investment manager utilizes another nationally recognized pricing service for the municipal bond portfolio and utilizes the same pricing service as us for taxable bonds and closed-end mutual funds. Based on this review, any material differences are investigated and, if we deem prices provided by our pricing service to be materially unreasonable, we would use the estimated fair value established by our investment custodian and/or outside fixed income investment manager, depending on which prices were deemed more reasonable. As of June 30, 2010 and December 31 2009, the Company did not adjust any prices received from its pricing service.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Available for Sale Fixed Maturity Securities. The fair values of our redeemable preferred stocks were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. A number of the Company’s investment grade bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2010 and December 31, 2009. However, these securities were classified as Level 2 because the pricing service also utilizes valuation models, which use observable market inputs, in addition to traded market prices. Substantially all of these input assumptions are observable in the marketplace or can be derived from or supported by observable market data. The Level 2 category generally includes municipal and corporate bonds.
Fair Value of Financial Instruments

The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at June 30, 2010 and December 31, 2009:

	June 30,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Held to maturity fixed maturities	$5,091,944	$5,195,053	$5,181,905	$5,294,900
Available for sale fixed maturities	61,977,175	61,977,175	71,573,049	71,573,049
Available for sale equity securities	8,876,735	8,876,735	7,251,637	7,251,637
Short-term investments	9,800,497	9,800,497	342,002	342,002
Restricted short-term investments	3,168,749	3,168,749	3,410,069	3,410,069
Cash	10,034,338	10,034,338	9,551,372	9,551,372
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
Bank line of credit	4,000,000	4,000,000	3,000,000	3,000,000
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
Bancinsurance Corporation also has an unsecured revolving bank line of credit. On June 17, 2010, Bancinsurance Corporation amended its existing unsecured revolving credit facility in the following respects:
•	the revolving line of credit available was decreased from $10.0 million to $5.0 million;
•	the maturity date was extended from June 30, 2010 to June 29, 2011;
•	the interest rate payable on outstanding borrowings was changed from the Prime Rate minus 0.75% to the one month LIBOR rate plus 2.60% (2.95% at June 30, 2010); and
•	the debt service coverage ratio covenant was modified to exclude from its calculation equity-based compensation expense and other-than-temporary impairment charges.
All other terms of the unsecured revolving bank line of credit remained unchanged and continue in full force and effect.
The bank line of credit had a $4,000,000 and $3,000,000 outstanding balance at June 30, 2010 and December 31, 2009, respectively. On December 30, 2009, Bancinsurance Corporation drew $3,000,000 on the bank line of credit, primarily in anticipation of the $3,000,000 settlement payment to Highlands Insurance Company. On February 3, 2010, Bancinsurance Corporation repaid the $3,000,000 outstanding balance under the bank line of credit. On March 29, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at March 31, 2010 to a level similar to that at December 31, 2009. On April 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. On June 30, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at June 30, 2010 to a level similar to that at December 31, 2009. On July 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. The terms of the revolving credit agreement contain

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
various restrictive covenants. As of June 30, 2010, Bancinsurance Corporation was in compliance with all such covenants. The bank line of credit provides for interest payable quarterly at an annual rate equal to the one month LIBOR (London Interbank Offered Rate) rate plus 2.60% (2.95% at June 30, 2010). Interest expense related to the bank line of credit was $330 and $15,798 for the three months ended June 30, 2010 and 2009, respectively, and $7,955 and $31,423 for the six months ended June 30, 2010 and 2009, respectively. The bank that provides the line of credit is also a policyholder of the Company.
14.	Subsequent Events
D&O Claim Settlement

In connection with the previously disclosed SEC investigation, the Company submitted a claim under its director & officer liability insurance policy (the “Policy”) for reimbursement of certain expenses incurred by the Company related to the SEC investigation. The Policy provided coverage up to a $1,000,000 aggregate limit of liability subject to a $100,000 retention. The Company incurred in excess of $1,000,000 of expenses related to the SEC investigation. The Company and the insurance carrier disagreed with respect to the scope of coverage under the Policy. On July 13, 2010, the Company and the insurance carrier resolved their disagreement and the insurance carrier agreed to pay $700,000 to the Company in respect of its claim. As a result of the settlement, the Company will record a gain of $700,000 ($462,000 after tax) during the third quarter of 2010.
Proposed Transaction

On August 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fenist, LLC, an Ohio limited liability company (“Parent”), and Fenist Acquisition Sub, Inc., a wholly-owned subsidiary of Parent and an Ohio corporation (“Acquisition Sub”), pursuant to which Acquisition Sub will be merged with and into the Company, with the Company surviving as a direct wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, Parent will be owned, directly or indirectly, by John S. Sokol (the Chairman of the Board, Chief Executive Officer and President of the Company), Barbara K. Sokol, James K. Sokol, Carla A. Sokol, Falcon Equity Partners, L.P., Matthew D. Walter (a member of the Board of Directors of the Company), Daniel J. Clark, Joseph E. LoConti, Edward Feighan and Charles Hamm (collectively the “Proposing Persons”). On August 10, 2010, the Proposing Persons collectively beneficially owned approximately 70% of the issued and outstanding common shares.
If the Merger is consummated, each Company shareholder (other than the Company and its subsidiaries, Parent, Acquisition Sub and the Proposing Persons) (collectively, the “Unaffiliated Shareholders”) will be entitled to receive $8.50 in cash, without interest, for each common share that the Unaffiliated Shareholder owns (the “Merger Consideration”), unless such shareholder has sought and properly perfected its appraisal rights under Ohio law. In addition, immediately before the effective time of the Merger, the Company will (i) cause each issued and outstanding option to purchase common shares (whether or not exercisable or vested) to be cancelled automatically and converted into the right to receive an amount in cash per common share equal to the excess of the Merger Consideration over the exercise price of the option and (ii) pay such excess amount to the holder of the option.
The Company expects that the closing of the Merger will occur in the fourth quarter of 2010, subject to regulatory approvals and other customary closing conditions, including (i) Acquisition Sub obtaining debt financing on the terms set forth in the debt financing commitment letter it has received and (ii) the adoption of the Merger Agreement and approval of the Merger by (A) the holders of a majority of the Company’s issued and outstanding common shares and (B) the holders of a majority of the Company’s issued and outstanding common shares that are held by the Unaffiliated Shareholders who cast votes for or against the Merger (whether in person or by proxy) at the special meeting of shareholders of the Company to be held for the purpose of voting on the adoption of the Merger Agreement and approval of the Merger. There is no assurance that the proposed merger will be completed.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecast future events. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents and major customers, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, the current credit markets, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, litigation, the controlling interest of the Sokol family, the pending proposal to take the Company private, the risk that the Bancinsurance shareholders do not approve the proposed going-private transaction and the risk that the proposed transaction is not consummated for other reasons, diversion of management attention from the operations of the business as a result of preparations for the proposed transaction and the transaction related expenses that are expected to be incurred regardless of whether the proposed transaction is consummated, and the other risk factors described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), any one of which might materially affect our financial condition, results of operations and/or liquidity. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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
Our lender service product line offers four types of products. First, ULTIMATE LOSS INSURANCE® (“ULI”), a blanket vendor single interest coverage, is the primary product we offer to financial institutions nationwide. This product insures banks and financial institutions against damage to pledged collateral in cases where the collateral is not otherwise insured. A ULI policy is generally written to cover a lender’s complete portfolio of collateralized personal property loans, typically automobile loans. Second, creditor placed insurance (“CPI”) is an alternative to our ULI product. While both products cover the risk of damage to uninsured collateral in a lender’s automobile loan portfolio, CPI covers the portfolio through tracking individual borrower’s insurance coverage. The lender purchases physical damage coverage for loan collateral after a borrower’s insurance has lapsed. Third, our guaranteed auto protection insurance (“GAP”) pays the difference or “gap” between the amount owed by the customer on a loan or lease and the amount of primary insurance company coverage in the event a vehicle is damaged beyond repair or stolen and never recovered. Our GAP product is sold primarily to lenders and lessors and provides coverage on either an individual or portfolio basis. Fourth, equipment physical damage insurance (“EPD”) is an all risk policy written to cover agricultural, construction and commercial equipment vehicles. EPD offers insurance protection for financed equipment purchases. This policy protects both lenders and consumers against the risk of physical damage or theft of their financed equipment and is available for the term of the loan or an annual basis.
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
Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume, write on a direct basis and cede certain waste surety bond business under various reinsurance arrangements. Effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of certain waste surety bonds with liability limits up to $1.2 million from two insurance carriers. This reinsurance arrangement was amended effective June 1, 2010 whereby the liability limit was increased from $1.2 million to $4.0 million for one of the customers subject to this arrangement. Effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of certain waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2009, except that our participation was changed to 12.5%. This reinsurance arrangement was renewed with similar terms on August 1, 2010. In addition to assuming business, we also write on a direct basis certain waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. Effective October 1, 2009, we increased our participation from 25% to 33% for our contract surety assumed reinsurance arrangement. The contract and escrow surety bond business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly, assumed and ceded under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company.
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
Proposed Transaction
On August 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fenist, LLC, an Ohio limited liability company (“Parent”), and Fenist Acquisition Sub, Inc., a wholly-owned subsidiary of Parent and an Ohio corporation (“Acquisition Sub”), pursuant to which Acquisition Sub will be merged with and into the Company, with the Company surviving as a direct wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, Parent will be owned, directly or indirectly, by John S. Sokol (the Chairman of the Board, Chief Executive Officer and President of the Company), Barbara K. Sokol, James K. Sokol, Carla A. Sokol, Falcon Equity Partners, L.P., Matthew D. Walter (a member of the Board of Directors of the Company), Daniel J. Clark, Joseph E. LoConti, Edward Feighan and Charles Hamm (collectively the “Proposing Persons”). On August 10, 2010, the Proposing Persons collectively beneficially owned approximately 70% of the issued and outstanding common shares.
If the Merger is consummated, each Company shareholder (other than the Company and its subsidiaries, Parent, Acquisition Sub and the Proposing Persons) (collectively, the “Unaffiliated Shareholders”) will be entitled to receive $8.50 in cash, without interest, for each common share that the Unaffiliated Shareholder owns (the “Merger Consideration”), unless such shareholder has sought and properly perfected its appraisal rights under Ohio law. In addition, immediately before the effective time of the Merger, the Company

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
will (i) cause each issued and outstanding option to purchase common shares (whether or not exercisable or vested) to be cancelled automatically and converted into the right to receive an amount in cash per common share equal to the excess of the Merger Consideration over the exercise price of the option and (ii) pay such excess amount to the holder of the option.
The Company expects that the closing of the Merger will occur in the fourth quarter of 2010, subject to regulatory approvals and other customary closing conditions, including (i) Acquisition Sub obtaining debt financing on the terms set forth in the debt financing commitment letter it has received and (ii) the adoption of the Merger Agreement and approval of the Merger by (A) the holders of a majority of the Company’s issued and outstanding common shares and (B) the holders of a majority of the Company’s issued and outstanding common shares that are held by the Unaffiliated Shareholders who cast votes for or against the Merger (whether in person or by proxy) at the special meeting of shareholders of the Company to be held for the purpose of voting on the adoption of the Merger Agreement and approval of the Merger. There is no assurance that the proposed merger will be completed.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Six Months Ended June 30,
	2009-2010
	Three Months Ended		Six Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$1,197,906	10.4%	$1,918,224	9.0%
Net investment income	91,202	9.5%	131,574	6.9%
Net realized gains (losses) on investments	(378,384)	(322.4)%	(515,988)	(195.3)%
Other-than-temporary impairments on investments	197,979	(100.0)%	2,767,189	(100.0)%
Management fees	(116,305)	(100.0)%	(279,654)	(100.0)%
Total revenues	991,055	7.9%	4,013,949	19.0%
Losses and loss adjustment expenses	(2,272,798)	(37.2)%	(1,653,321)	(15.7)%
Policy acquisition costs	1,791,909	65.6%	803,327	14.7%
Other operating expenses	321,383	16.5%	96,319	2.4%
Interest expense	(51,005)	(23.3)%	(124,206)	(27.2)%
Income before federal income taxes	1,201,566	78.9%	4,891,830	967.2%
Net income	462,924	32.0%	3,412,319	720.0%
Net income for the second quarter 2010 was $1,908,385, or $0.36 per diluted share, compared to $1,445,461, or $0.28 per diluted share, a year ago. The most significant factor that influenced this period-over-period increase was a $1.4 million ($0.9 million after tax) increase in underwriting profit for our GAP product line which was primarily attributable to favorable loss reserve development as used car values improved during the second quarter 2010 when compared to a year ago. See “Results of Operations” and “Business Outlook” below for more information concerning the underwriting performance for our GAP product line during the second quarter 2010.
Net income for the first six months of 2010 was $3,886,259, or $0.74 per diluted share, compared to $473,940, or $0.09 per diluted share, for the same period last year. The most significant factors that influenced this period-over-period increase were (1) a $2.8 million ($1.8 million after tax) decrease in other-than-temporary impairment charges on investments, (2) a $2.0 million ($1.3 million after tax) increase in underwriting profit for our GAP product line which was primarily attributable to favorable loss reserve development as used car values improved during the first six months of 2010 when compared to a year ago and (3) a $0.3 million ($0.2 million after tax) increase in underwriting profit for our UC product line which was primarily attributable to favorable loss reserve development during the first quarter 2010. See “Results of Operations” and “Business Outlook” below for more information concerning the underwriting performance for our GAP and UC product lines during the first six months of 2010.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for property/casualty insurance companies. Our specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses less management fees to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition costs are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses less management fees to

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
premiums earned. In addition, statutory accounting principles may require additional unearned premium reserves that result in net premiums earned on a statutory basis differing from that of net premiums earned on a GAAP basis which also impacts the comparison of the combined ratio for GAAP and statutory purposes. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and GAAP basis for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
GAAP:
Loss ratio	31.7%	54.9%	39.8%	51.4%
Expense ratio	50.8%	39.7%	43.5%	43.3%

Combined ratio	82.5%	94.6%	83.3%	94.7%

Statutory:
Loss ratio	31.6%	55.5%	39.8%	52.1%
Expense ratio	51.2%	39.9%	41.9%	42.8%

Combined ratio	82.8%	95.4%	81.7%	94.9%

See “Results of Operations” below for more information concerning our loss, expense and combined ratios for the three and six months ended June 30, 2010 and 2009.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Net Premiums Earned. Certain of our lender service policies have an experience rating or retrospective premium adjustment (collectively, “premium adjustments”) feature whereby the customer receives a return of premiums when the customer’s actual loss and expense experience is less than its policy limits. Premium adjustments are primarily influenced by loss experience-to-date and premium growth. A decrease in premium adjustments results in a positive impact to net premiums earned whereas an increase in premium adjustments results in a decrease to net premiums earned. Premium adjustments do not have any impact to net income (i.e., as losses increase, net premiums earned increases by the same amount through the premium adjustment; and conversely, as losses decrease, net premiums earned decreases by the same amount through the premium adjustment). Management anticipates that premium adjustments will fluctuate from period to period based upon loss experience and premium growth.
Net premiums earned increased 10.4%, or $1,197,906, to $12,741,198 for the second quarter 2010 from $11,543,292 a year ago principally due to increases in premiums for our CPI and WIP product lines which were partially offset by a decrease in premiums for our ULI and GAP product lines.
ULI net premiums earned decreased 2.4%, or $131,484, to $5,244,767 for the second quarter 2010 from $5,376,251 a year ago. ULI net premiums earned decreased approximately $0.4 million as a result of premium adjustments. This decrease was partially offset by an increase in lending volume for certain financial institution customers during the second quarter 2010 when compared to a year ago.
Net premiums earned for CPI increased 210.9%, or $1,296,873, to $1,911,808 for the second quarter 2010 from $614,935 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 26.2%, or $539,167, to $1,519,755 for the second quarter 2010 from $2,058,922 a year ago. Approximately $0.2 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008 that is in run off. Approximately $0.1 million of the decrease related to premium adjustments. The remaining decrease was principally due to a decline in lending volume for the majority of our GAP customers.
Net premiums earned for UC increased 4.3%, or $77,403, to $1,885,331 for the second quarter 2010 from $1,807,928 a year ago primarily due to pricing increases.
Net premiums earned for WIP increased 32.7%, or $528,787, to $2,147,270 for the second quarter 2010 from 1,618,483 a year ago primarily due to an increase in waste surety bond premiums. The increase in waste surety bond premiums primarily resulted from us increasing our participation from 5.0% to 12.5% effective August 1, 2009 for one of our assumed reinsurance arrangements as discussed in “Overview-Products and Services” above.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
For more information concerning premiums, see “Business Outlook” below.
Investment Income. Net investment income increased 9.5%, or $91,202, to $1,047,259 for the second quarter 2010 from $956,057 a year ago principally due to an increase in yields.
Net Realized Gains (Losses) on Investments. Net realized gains (losses) on investments decreased 322.4%, or $378,384, to $(261,024) for the second quarter 2010 from $117,360 a year ago primarily due to the timing of sales of available for sale securities. We generally decide whether to sell securities based upon investment opportunities, perceived investment risk and/or tax consequences.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments on investments decreased 100.0%, or $197,979, to zero for the second quarter 2010 from $197,979 a year ago. The $197,979 of impairment charges recorded during the second quarter 2009 were primarily due to the following: (1) $104,535 in impairment charges for a closed-end mutual fund whose fair value was adversely affected by the market conditions; and (2) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the market conditions.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees decreased 100.0%, or $116,305, to zero for the second quarter 2010 from $116,305 a year ago. Based on an increase in benefit charges combined with our estimate of future development of benefit charges, we recorded zero management fees for the second quarter 2010. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 37.2%, or $2,272,798, to $3,840,234 for the second quarter 2010 from $6,113,032 a year ago principally due to a decrease in ULI and GAP losses.
ULI losses and LAE decreased 11.5%, or $435,979, to $3,368,766 for the second quarter 2010 from $3,804,745 a year ago primarily due to a decrease in frequency of losses for certain financial institution customers. Approximately $0.2 million of the decrease related to policies with premium adjustments and therefore, such decrease did not have any impact on net income.
CPI losses and LAE decreased 14.1%, or $41,777, to $254,093 for the second quarter 2010 from $295,870 a year ago primarily due to approximately $0.5 million of favorable loss reserve development during the second quarter 2010 which was mostly offset by a $0.4 million increase in net paid losses which resulted from the growth in business described above. Our CPI product line is agency business that is subject to contingent commission based on underwriting performance of the agent’s business. As a result, the $0.5 million of favorable loss reserve development for our CPI product line during the second quarter 2010 had no effect on net income as this decrease in losses was offset by a corresponding increase to contingent commission expense (i.e. policy acquisition costs).
GAP losses and LAE decreased 101.9%, or $1,913,257, to a benefit of $35,354 for the second quarter 2010 from a loss of $1,877,904 a year ago. Approximately $0.8 million of the decrease related to $0.5 million of favorable loss reserve development during the second quarter 2010 as compared to $0.3 million of unfavorable loss reserve development during the second quarter 2009. Approximately $0.3 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008 that is in run off. The remaining decrease in GAP losses was primarily due to the decline in business described above combined with a decrease in severity and frequency of losses for the majority of our GAP customers. The favorable loss reserve development during the second quarter 2010 when compared to a year ago was primarily due to a lower severity and frequency of claims from what we originally expected when establishing the reserves. Although we are unable to definitively identify what is driving the decrease in severity and frequency of losses, we believe that the economic conditions affecting the automotive industry, including improvements in used car values during the second quarter 2010 when compared to a year ago, were a primary contributor. See “Results of Operations-GAAP Combined Ratio” and “Business Outlook” below for more information concerning our GAP losses.
UC losses and LAE remained relatively flat at $114,680 for the second quarter 2010 compared to $99,398 a year ago.
WIP losses and LAE increased 62.4%, or $76,043, to $197,979 for the second quarter 2010 from $121,936 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty-six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
of total net premiums earned. The increase in WIP losses for the second quarter 2010 was primarily related to the increase in net premiums earned for waste surety bonds as described above.
Other specialty products losses and LAE increased $23,888 for the second quarter 2010 compared to a year ago primarily due to favorable loss reserve development in the prior year for one of our automobile service contract programs that is in run off.
The majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the loss development in our reserves during the second quarter 2010 may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this loss reserve development to future periods. For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs increased 65.6%, or $1,791,909, to $4,525,160 for the second quarter 2010 from $2,733,251 a year ago primarily due to (1) a $1.2 million increase in lender service contingent commission expense which resulted primarily from premium growth combined with favorable loss reserve development for certain agency business that is subject to contingent commission based on underwriting performance of the agent’s business and (2) a $0.4 million increase in commission expense for our WIP product line as a result of the premium growth in the waste surety business as described above.
Other Operating Expenses. Other operating expenses increased 16.5%, or $321,383, to $2,271,765 for the second quarter 2010 from $1,950,382 a year ago primarily due to an increase in consulting and legal expenses related to the proposed going-private transaction described above.
Interest Expense. Interest expense decreased 23.3%, or $51,005, to $167,827 for the second quarter 2010 from $218,832 a year ago primarily due to a decline in interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s estimated effective federal income tax rate was 30.0% for the second quarter 2010 compared to 5.1% a year ago. This increase was primarily attributable to the increase in income from operations when compared to a year ago. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the second quarter 2010, the combined ratio improved to 82.5% from 94.6% a year ago. The loss ratio improved to 31.7% for the second quarter 2010 from 54.9% a year ago primarily due to a decrease in the loss ratio for our GAP product line as a result of the favorable loss reserve development and improved loss performance described above (our GAP loss ratio improved to 2.3% for the second quarter 2010 from 91.2% a year ago). The expense ratio increased to 50.8% for the second quarter 2010 from 39.7% a year ago primarily due to the increase in lender service contingent commission expense as described above.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net Premiums Earned. Net premiums earned increased 9.0%, or $1,918,224, to $23,311,051 for the first six months of 2010 from $21,392,827 a year ago principally due to increases in our ULI, CPI, UC and WIP product lines which were partially offset by a decrease in premiums for our GAP product line.
ULI net premiums earned increased 4.2%, or $369,004, to $9,237,219 for the first six months of 2010 from $8,868,175 a year ago. ULI net premiums earned increased approximately $0.9 million as a result of premium adjustments. This increase was partially offset by a decrease in lending volume for certain financial institution customers during the first six months of 20101 when compared to a year ago.
Net premiums earned for CPI increased 174.5%, or $1,883,335, to $2,962,669 for the first six months of 2010 from $1,079,334 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 30.7%, or $1,306,907, to $2,956,561 for the first six months of 2010 from $4,263,468 a year ago. Approximately $0.4 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008 that is in run off. Approximately $0.4 million of the decrease related to premium adjustments. The remaining decrease was principally due to a decline in lending volume for the majority of our GAP customers.
Net premiums earned for UC increased 10.7%, or $396,940, to $4,097,705 for the first six months of 2010 from $3,700,765 a year ago primarily due to pricing increases.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Net premiums earned for WIP increased 19.2%, or $642,967, to $3,988,530 for the first six months of 2010 from 3,345,564 a year ago primarily due to an increase in waste surety bond premiums which was partially offset by a decrease in contract surety bond premiums. The increase in waste surety bond premiums primarily resulted from us increasing our participation from 5.0% to 12.5% effective August 1, 2009 for one of our assumed reinsurance arrangements as discussed in “Overview-Products and Services” above.
For more information concerning premiums, see “Business Outlook” below.
Investment Income. Net investment income increased 6.9%, or $131,574, to $2,046,720 for the first six months of 2010 from $1,915,146 a year ago principally due to an increase in yields.
Net Realized Gains (Losses) on Investments. Net realized gains (losses) on investments decreased 195.3%, or $515,988, to $(251,822) for the first six months of 2010 from $264,166 a year ago primarily due to the timing of sales of available for sale securities. We generally decide whether to sell securities based upon investment opportunities, perceived investment risk and/or tax consequences.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments on investments decreased 100.0%, or $2,767,189, to zero for the first six months of 2010 from $2,767,189 a year ago. The $2,767,189 of impairment charges recorded during the first six months of 2009 were primarily due to the following: (1) $1,273,792 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by the market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; and (4) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the market conditions.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Our management fees decreased 100.0%, or $279,654, to zero for the first six months of 2010 from $279,654 a year ago. Based on an increase in benefit charges combined with our estimate of future development of benefit charges, we recorded zero management fees for the first six months of 2010. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees, see “Business Outlook” below.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 15.7%, or $1,653,321, to $8,898,335 for the first six months of 2010 from $10,551,656 a year ago principally due to a decrease in GAP losses which was partially offset by an increase in ULI and CPI losses.
ULI losses and LAE increased 7.7%, or $453,665, to $6,362,679 for the first six months of 2010 from $5,909,014 a year ago. Approximately $0.6 million of the increase related to policies with premium adjustments and therefore, such increase did not have any impact on net income.
CPI losses and LAE increased 274.9%, or $1,022,909, to $1,395,077 for the first six months of 2010 from $372,168 a year ago primarily due to the growth in business described above.
GAP losses and LAE decreased 84.0%, or $3,235,541, to $617,091 for the first six months of 2010 from $3,852,632 a year ago. Approximately $1.1 million of the decrease related to $0.5 million of favorable loss reserve development during the first six months of 2010 as compared to $0.6 million of unfavorable loss reserve development during the first six months of 2009. Approximately $0.7 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008 that is in run off. The remaining decrease in GAP losses was primarily due to the decline in business described above combined with a decrease in severity and frequency of losses for the majority of our GAP customers. The favorable loss reserve development during the first six months of 2010 when compared to a year ago was primarily due to a lower severity and frequency of claims from what we originally expected when establishing the reserves. Although we are unable to definitively identify what is driving the decrease in severity and frequency of losses, we believe that the economic conditions affecting the automotive industry, including improvements in used car values during the first six months of 2010 when compared to a year ago, were a primary contributor. See “Results of Operations-GAAP Combined Ratio” and “Business Outlook” below for more information concerning our GAP losses.
UC losses and LAE increased 15.0%, or $46,302, to $354,605 for the first six months of 2010 from $308,303 a year ago. The increase was primarily caused by a $0.5 million increase in losses for our excess of loss product which was partially offset by a $0.5 million

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
decrease in losses for our UCassure® product as a result of favorable loss reserve development primarily during the first quarter of 2010. Our excess of loss product is subject to contingent commission based on the underwriting performance of the agent’s business. As a result, the increase in losses for our excess of loss product had a minimal effect on net income as this increase was primarily offset by a decrease in contingent commission expense as described in “Policy Acquisition Costs” below. The favorable loss reserve development for our UCassure® product for the first six months of 2010 resulted primarily from fewer benefit charges than what we originally expected when establishing the reserves.
WIP losses and LAE decreased 5.0%, or $14,193, to $269,604 for the first six months of 2010 from $283,797 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty-six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned. The decrease in WIP losses for the first six months of 2010 was primarily related to the decline in net premiums earned for contract surety bonds, partially offset by an increase in losses for waste surety bonds due to the premium growth as described above.
Other specialty products losses and LAE increased $67,534 for the first six months of 2010 compared to a year ago primarily due to favorable loss reserve development in the prior year for one of our automobile service contract programs that is in run off.
The majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the loss development in our reserves during the first six months of 2010 may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this loss reserve development to future periods. For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs increased 14.7%, or $803,327, to $6,286,668 for the first six months of 2010 from $5,483,341 a year ago primarily due to a $1.1 million increase in commission expense for our CPI and WIP product lines as a result of the premium growth for those product lines as described above. This increase was partially offset by a $0.4 million decrease in UC contingent commission expense as a result of the increase in losses for our excess of loss product as described above.
Other Operating Expenses. Other operating expenses increased 2.4%, or $96,319, to $4,194,618 for the first six months of 2010 from $4,098,299 a year ago primarily due to an increase in consulting and legal expenses related to the proposed going-private transaction described above, which increase was partially offset by a decrease in other consulting expenses.
Interest Expense. Interest expense decreased 27.2%, or $124,206, to $333,013 for the first six months of 2010 from $457,219 a year ago primarily due to a decline in interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s estimated effective federal income tax rate was 28.0% for the first six months of 2010 compared to 6.3% a year ago. This increase was primarily attributable to the increase in income from operations when compared to a year ago. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the first six months of 2010, the combined ratio improved to 83.3% from 94.7% a year ago. The loss ratio improved to 39.8% for the first six months of 2010 from 51.4% a year ago primarily due to a decrease in the loss ratio for our GAP product line as a result of the favorable loss reserve development and improved loss performance described above (our GAP loss ratio improved to 20.9% for the first six months of 2010 from 90.4% a year ago). The expense ratio remained relatively flat at 43.5% for the first six months of 2010 compared to 43.3% a year ago.
BUSINESS OUTLOOK
Lender Service Products

Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The current economic conditions have impacted automobile sales as consumers have struggled to qualify for loans. In addition, many consumers are not willing to make big purchases, such as for a new automobile. Furthermore, consumers purchasing new automobiles may obtain financing through the automobile manufacturer or another lender rather than from our banking customers. In 2009, the U.S. automobile industry experienced its worst sales results in 16 years. For the first six months of 2010, U.S. new automobile sales were up approximately 17% when compared to the first six months of 2009. Although U.S. new automobile sales were up during the first six

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
months of 2010, many of our financial institution customers have not experienced similar increases in lending volumes for automobiles during this same period. For ULI, our premium collections were down 3% during the first six months of 2010 when compared to a year ago. For GAP, our premium collections were up 2% during the first six months of 2010 when compared to the first six months of 2009. Based on the current economic conditions, we cannot predict with reasonable certainty the level of U.S. automobile sales or the level of our lender service premium volume for fiscal year 2010.
Premiums and ceded commissions for our insurance products are earned over the related contract periods. For GAP, EPD and certain of our ULI products, the contract period averages approximately five years. As a result, the impacts of decreased premium volumes and cancelled business may not be seen in our results immediately and can persist for a number of years. Conversely, the impacts of increased premium volumes, pricing increases and/or new business may not be seen in our results immediately and may take several years to fully develop.
Due to the current weak economic conditions, certain of our lender service customers may experience an increase in loan defaults, bankruptcies and automobile repossessions. As the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI and CPI customers, we experience an increase in the frequency of losses for these product lines. As the national economy remains unstable and unemployment levels remain high, our financial institution customers could experience an increase in loan defaults, bankruptcies and automobile repossessions in the future. Incentives offered on new cars by dealers and manufacturers can depress the value of the used car market. In addition, higher level of gas prices can lower the market value of less fuel-efficient vehicles. As used car prices decline, the “gap” between the value of the vehicle and the outstanding loan balance increases and thus the severity of our GAP losses increases. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the pricing of our products and taking rate actions when necessary. However, as noted above, rate increases for our longer duration policies may take several years to have an impact as the rate increase is only for new business while run off of the older business at the old rate will take place for a number of years.
One of the actions we took to mitigate loss severity was cancelling a poor performing GAP customer in the second quarter of 2008. During 2009 and the first six months of 2010, this GAP customer had net premiums earned of approximately $1.6 million and $0.5 million, respectively, and its combined ratio was 139% and 93%, respectively. As of June 30, 2010, we had approximately $1.1 million of unearned premiums for this customer that will be earned over approximately two years.
As described in “Summary Results” and “Results of Operations” above, our GAP product line had a significant impact to our net income and loss ratio during the three and six months ended June 30, 2010 when compared to a year ago. The loss ratio for our GAP product line was at a historic low level through the first six months of 2010 based on a decline in severity and frequency which resulted in favorable loss reserve development. While we cannot predict with reasonable certainty the amount of severity and frequency for our GAP claims in the future, we do not anticipate that our loss ratio for GAP will remain at the current low level given our historical experience with GAP and the current economic conditions affecting the automotive industry. In addition, it should be noted that the majority of our GAP customers have experienced a decline in lending volume over the last several years and as a result, we anticipate that our earned premium for GAP will continue to decline over the next several years; however, we cannot predict with reasonable certainty the level of premium decline.
Unemployment Compensation

Increased benefit charge levels for our UC customers could result in lower management fees and/or increased losses for our UC product line. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. During the first six months of 2010, we experienced an increase in benefit charges for our UCassure® product when compared to a year ago which resulted in a $279,654 decrease in management fees during such period. We believe that our excess of loss product could also experience an increase in benefit charges during fiscal year 2010, especially considering its geographical concentration in California (approximately 35% of this business is in California). Given the decline in tax revenue at many state and local levels, we believe we will see a continued contraction of services and increased unemployment levels for many of our UC customers. Given the current economic conditions, including high unemployment levels, we believe it is possible that we could experience an overall increase in benefit charges for fiscal year 2010 when compared to fiscal year 2009; however, we cannot predict the level of benefit charges or how material the impact will be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the coverage and pricing of our products and taking actions when necessary.
Waste Industry

As discussed in “Overview-Products and Services” above, effective August 1, 2009, our participation was changed from 5.0% to 12.5% for one of our assumed reinsurance arrangements under our WIP program. We estimate that this change in participation should increase

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
our net premiums earned by approximately $1.2 million for fiscal year 2010 when compared to fiscal year 2009.
Since we began participating in the WIP program in 2004, there have not been any significant paid claims to date. If we were to have significant claims experience on this program during fiscal year 2010, such claims experience could have a material adverse effect on our business, financial condition and/or operating results if our reserves prove to be materially deficient; however, we currently do not believe that our reserves will be materially deficient. As of June 30, 2010, our net loss and LAE reserves for the WIP program were approximately $3.1 million. For waste surety and contract surety, as of June 30, 2010, our largest net exposure in a single surety bond was approximately $4.5 million and $2.1 million, respectively, and our net loss and LAE reserves were approximately $1.8 million and $0.9 million, respectively, for such products.
Our escrow surety bond business relates to surety bonds issued to the State of Nevada in 2006. The surety bonds were issued in connection with escrow deposits made by purchasers of units of a real estate development in Las Vegas, Nevada. Each surety bond is conditioned upon the real estate developer (the “Developer”) performing its duties relating to the purchase of the units specified in the surety bond. Certain of the purchasers (the “Purchasers”) have contended that they are entitled to rescind their purchase contracts with the Developer and receive a refund of their escrow deposits which are secured by our surety bonds. The Purchasers are currently in legal proceedings with the Developer over the matter (the “Disputed Contracts”). The Company would likely incur a surety bond loss for the Disputed Contracts if each of the following events occur: (1) the Purchasers prevail in their claims against the Developer; (2) the Purchasers receive an award entitling them to a refund of their escrow deposits; (3) the Developer fails to provide such refund to the Purchaser; (4) the state of Nevada determines that the insurer has to pay a claim under the surety bond; (5) we are unsuccessful in enforcing our indemnification agreement with the Developer; and (6) the loss payment due is greater than our loss reserves. As of June 30, 2010, our maximum net loss exposure related to the Disputed Contracts was approximately $8.4 million and our net loss and LAE reserves for the escrow surety bond business was approximately $0.4 million. Due to the inherent uncertainties associated with the Disputed Contracts, the Company cannot predict with reasonable certainty the amount, timing or ultimate outcome of this matter. The ultimate outcome of the Disputed Contracts, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition and/or operating results if our reserves prove to be materially deficient. As discussed above, we currently do not believe that our reserves will be materially deficient.
For more information concerning losses and LAE, see “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Gain Contingency

In connection with the previously disclosed SEC investigation, the Company submitted a claim under its director & officer liability insurance policy (the “Policy”) for reimbursement of certain expenses incurred by the Company related to the SEC investigation. The Policy provided coverage up to a $1,000,000 aggregate limit of liability subject to a $100,000 retention. The Company incurred in excess of $1,000,000 of expenses related to the SEC investigation. The Company and the insurance carrier disagreed with respect to the scope of coverage under the Policy. On July 13, 2010, the Company and the insurance carrier resolved their disagreement and the insurance carrier agreed to pay $700,000 to the Company in respect of its claim. As a result of the settlement, the Company will record a gain of $700,000 ($462,000 after tax) during the third quarter of 2010.
Expenses

As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our bank line of credit. Interest rates declined during the first six months of 2010 when compared to a year ago which resulted in a decrease in interest expense of $124,206 for the first six months of 2010 when compared to a year ago. See “Liquidity and Capital Resources” below and Notes 4 and 13 to the Condensed Consolidated Financial Statements for more information concerning our trust preferred debt and bank line of credit.
As a result of the proposed going-private transaction discussed above in “Overview-Proposed Transaction,” the Company incurred approximately $0.4 million of legal and consulting expenses during the first six months of 2010. The Company expects to incur additional consulting and legal expenses during fiscal year 2010 related to the proposed transaction. The Company currently estimates that total expenses related to the proposed transaction could range from $0.5 million to $1.0 million. However, given the inherent uncertainties of this matter, the actual amount incurred related to the proposed transaction could be materially different from this estimate.
Investments

As of June 30, 2010, approximately 98% of our available for sale fixed maturity portfolio was invested in tax-exempt municipal bonds which consisted primarily of revenue issue bonds (approximately 95%) and general obligation bonds (approximately 5%). Municipal bond prices improved during the second quarter 2010 when compared to the fourth quarter 2009, and total gross unrealized losses for our available for sale fixed maturity portfolio decreased from $1.6 million at December 31, 2009 to $0.7 million at June 30, 2010. While municipal credits continue to demonstrate relative credit quality stability, market conditions are still somewhat unsettled. The fair value of

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
our fixed maturity portfolio could also be impacted by credit rating actions and/or financial uncertainty associated with insurance companies that guarantee the obligations of some of our bonds.
Based on the current economic conditions and our other-than-temporary impairment accounting policy, impairment charges within our investment portfolio are possible during fiscal year 2010. As disclosed in Note 3 to the Condensed Consolidated Financial Statements and “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below, we begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. As shown in Note 3 to the Condensed Consolidated Financial Statements, as of June 30, 2010, we did not have any equity securities that had a fair value to book value ratio below 80%. Assuming the estimated fair value for our equity securities remained the same during the remainder of 2010 as they were at June 30, 2010, we would not likely record any material other-than-temporary impairment charges for equity securities during fiscal year 2010. With respect to those fixed maturity securities having a fair value to book value ratio below 80% as shown in Note 3 to the Condensed Consolidated Financial Statements, all of these securities are investment grade and we would likely not have any material other-than-temporary impairment charges on these securities during the remainder of 2010 unless they were to fall below investment grade or it became likely that we would sell the security before its anticipated recovery. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount or range of amounts of other-than-temporary impairment charges, if any, that will be recorded during fiscal year 2010; however, if market conditions deteriorate, we believe that the amount of such other-than-temporary impairment charges could be material to our results of operations. For more information concerning the unrealized loss position of our investment portfolio and impairment charges, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
During the first six months of 2010, we recorded $251,822 of net realized losses on investments. We generally decide whether to sell securities based upon investment opportunities, perceived investment risk and/or tax consequences. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount of net realized gains or losses that will be recorded during fiscal year 2010; however, the amount of such net realized gains or losses could be material to our results of operations.
Based on the factors discussed above and the current economic conditions, our outlook for the remainder of the 2010 fiscal year is cautious.
LIQUIDITY AND CAPITAL RESOURCES

We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of June 30, 2010 and December 31, 2009, our capital structure consisted of trust preferred debt issued to affiliates, a bank line of credit and shareholders’ equity and is summarized in the following table:

	June 30,	December 31,
	2010	2009
Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	4,000,000	3,000,000

Total debt obligations	19,465,000	18,465,000

Total shareholders’ equity	49,569,375	44,371,719

Total capitalization	$69,034,375	$62,836,719

Ratio of total debt obligations to total capitalization	28.2%	29.4%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.54% and 4.65% at June 30, 2010 and 2009, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.58% and 4.65% at June 30, 2010 and 2009, respectively), are redeemable at par and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of June 30, 2010, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has an unsecured revolving bank line of credit. As previously reported, on June 17, 2010, Bancinsurance Corporation amended its existing unsecured revolving credit facility in the following respects:
•	the revolving line of credit available was decreased from $10.0 million to $5.0 million;
•	the maturity date was extended from June 30, 2010 to June 29, 2011;
•	the interest rate payable on outstanding borrowings was changed from the Prime Rate minus 0.75% to the one month LIBOR rate plus 2.60% (2.95% at June 30, 2010); and
•	the debt service coverage ratio covenant was modified to exclude from its calculation equity-based compensation expense and other-than-temporary impairment charges.
All other terms of the unsecured revolving bank line of credit remained unchanged and continue in full force and effect.
The bank line of credit had a $4,000,000 and $3,000,000 outstanding balance at June 30, 2010 and December 31, 2009, respectively. On December 30, 2009, Bancinsurance Corporation drew $3,000,000 on the bank line of credit, primarily in anticipation of the $3,000,000 settlement payment to Highlands Insurance Company. On February 3, 2010, Bancinsurance Corporation repaid the $3,000,000 outstanding balance under the bank line of credit. On March 29, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at March 31, 2010 to a level similar to that at December 31, 2009. On April 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. On June 30, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at June 30, 2010 to a level similar to that at December 31, 2009. On July 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. The terms of the revolving credit agreement contain various restrictive covenants. As of June 30, 2010, Bancinsurance Corporation was in compliance with all such covenants. Interest expense related to the bank line of credit was $330 and $15,798 for the three months ended June 30, 2010 and 2009, respectively, and $7,955 and $31,423 for the six months ended June 30, 2010 and 2009, respectively. We utilize the bank line of credit from time to time based on short-term cash flow needs, the then current one month LIBOR rate, the Company’s capital position (including Ohio Indemnity’s capital position) and the dividend limitations on Ohio Indemnity as discussed below.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through (1) cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income, and (2) our cash and short-term investment portfolio. In addition, our fixed maturity investment portfolio has historically generated additional cash flows through bond maturities and calls (over 90% of our fixed maturity portfolio has call features). When a bond matures or is called by the issuer, the resulting cash flows are generated without selling the security at a loss. We utilize these cash flows to either build our cash and short-term investment position or reinvest in other securities, depending on our liquidity needs. To the extent our cash from operations, cash and short-term investments and cash flows from bond maturities or calls are not sufficient to meet our liquidity needs, our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturity and equity securities. As of June 30, 2010, we had approximately $46.7 million of available for sale fixed maturity and equity securities that were in an unrealized gain position that, if necessary, we could sell without recognizing a loss to meet liquidity needs. After satisfying our cash requirements and meeting our desired cash and short-term investment position, any excess cash flows from our operating and/or investment activities are used to build our investment portfolio and thereby increase future investment income. For more information concerning our investment portfolio, see “Critical Accounting Policies-Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Because of the nature of the risks we insure, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and our cash and short-term investment position to meet these obligations. We consider the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated policy obligations and capital needs without being required to liquidate intermediate-term and long-term investments at a loss. As of June 30, 2010 and December 31, 2009, our cash and short-term investment position was $19.8 million and $9.9 million respectively, which included $4.0 million and $3.0 million, respectively, that was generated from borrowings under our bank line of credit. The increase in our cash and short-term investment position at June 30, 2010 when compared to December 31, 2009 was primarily influenced by the timing of sales and purchases of available for sale securities.
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
As of June 30, 2010 and December 31, 2009, our discontinued bond program loss and LAE reserves were zero and $4,450,000, respectively. As previously disclosed, in January 2010, the Company paid $1,450,000 to Harco National Insurance Company (“Harco”) and $3,000,000 to Highlands Insurance Company (“Highlands”) pursuant to the Company’s settlement agreements with those companies in full and final resolution of all disputes with those companies, including any potential future liabilities with respect to bonds issued by those companies. As a result of the Harco and Highlands settlements, all of the Company’s liabilities and obligations under the discontinued bond program have been satisfied. On December 30, 2009, the Company drew $3.0 million on its bank line of credit primarily in anticipation of the Highlands settlement payment of $3.0 million. Given our then projected cash flows and the low interest rate on the bank line of credit as compared to the average yield on our fixed income portfolio, the Company made the decision to draw on the bank line of credit as opposed to selling fixed income securities for the Highlands payment. On February 3, 2010, the Company repaid the $3.0 million outstanding bank line of credit using excess cash flows from operating and investing activities. Although the settlement payments resulted in a material increase in the Company’s cash outflows from operations during 2010, these payments did not have a material impact on the Company’s liquidity.
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
As of June 30, 2010 and December 31, 2009, Bancinsurance Corporation had total cash and invested assets of $9.7 million and $4.2 million, respectively. This increase in cash and invested assets was primarily due to (1) $4.9 million of dividends that were paid by Ohio Indemnity to Bancinsurance Corporation during the first quarter 2010 and (2) Bancinsurance Corporation increasing its net borrowings under its bank line of credit by $1.0 million during the first quarter 2010. As discussed above, on July 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit which reduced Bancinsurance Corporation’s cash and invested asset position to $5.7 million as of July 1, 2010.
Bancinsurance Corporation did not pay any dividends during the first six months of 2010 or 2009. The declaration and payment of future dividends (if any) are subject to the discretion of Bancinsurance Corporation’s board of directors and will depend upon our results of operations, financial condition, capital levels and requirements, cash requirements, future prospects, any legal, tax, regulatory and contractual restrictions and other factors deemed relevant by the board of directors. Accordingly, there can be no assurance that Bancinsurance Corporation will declare and pay any future dividends.
Ohio Indemnity is restricted by the insurance laws of the State of Ohio as to amounts that can be transferred to Bancinsurance Corporation in the form of dividends without the prior approval of the Department. Ohio Indemnity may pay dividends without such prior approval

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
only from earned surplus and only to the extent that all dividends in the trailing twelve months do not exceed the greater of 10% of its statutory surplus as of the end of the prior fiscal year or statutory net income for the prior calendar year. On December 17, 2009, Ohio Indemnity’s board of directors declared a cash dividend in an aggregate amount of $4.9 million that was paid to Bancinsurance Corporation during the first quarter 2010. Of the $4.9 million dividend, $2.9 million required and received approval by the Department. During 2010, the maximum amount of dividends that may be paid to Bancinsurance Corporation by Ohio Indemnity without the prior approval of the Department is $5,300,961. The declaration and payment of future dividends (if any) are subject to the discretion of Ohio Indemnity’s board of directors and will depend upon our results of operations, financial condition, capital levels and requirements, cash requirements, future prospects, any legal, tax, regulatory and contractual restrictions and other factors deemed relevant by the board of directors.
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the NAIC and the Department. This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of June 30, 2010.
Net cash provided by operating activities was $1,751,295 and $1,911,561 for the first six months of 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily due to aggregate payments of $4,450,000 during the first quarter 2010 related to the Harco and Highlands settlement agreements as discussed above. Excluding the effects of the discontinued bond program payments, net cash provided by operating activities increased $4.3 million during the first six months of 2010 when compared to a year ago primarily due to improved cash flows from our CPI and GAP product lines. Our CPI product line net cash flow increased by approximately $2.1 million for the first six months of 2010 compared to a year ago primarily due to one of our CPI insurance agents placing more business with us. We estimate that approximately $1.6 million of this cash flow will be refunded in future periods due to policy cancellations as CPI is a product line with a high cancellation rate due to its nature; however, we do not believe these estimated refunds will have a material impact to our future liquidity. Our GAP product line net cash flow increased by approximately $1.7 million for the first six months of 2010 compared to a year ago principally due to the improved loss performance described in “Results Of Operations” above.
Net cash used in investing activities was $2,308,959 and $2,695,212 for the first six months 2010 and 2009, respectively. The decrease was primarily due to more excess cash from operating activities being used to purchase investments during the first six months of 2009 when compared to the first six months of 2010.
Net cash provided by (used in) financing activities was $1,040,630 and $(2,500,000) for the first six months of 2010 and 2009, respectively, as Bancinsurance Corporation increased its net borrowings under its bank line of credit by $1.0 million during the first six months of 2010, compared to paying down our bank line of credit in the amount of $2,500,000 during the second quarter of 2009.
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
Other-Than-Temporary Impairment of Investments

We continually monitor the difference between the book value and the estimated fair value of our investments, which involves judgment as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline in any investment is “other-than-temporarily impaired,” we record the decline as a realized loss through our income statement. If our judgment changes in the future, we may ultimately record a realized loss for a security after having originally concluded that the decline in value was temporary. We begin

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. The following discussion summarizes our process and factors considered when evaluating a security for potential impairment.
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
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed maturity and closed-end mutual fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed maturity securities are required to be investment grade at the time of purchase to protect investments. As of June 30, 2010, approximately 99% of our fixed maturity portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit quality of our fixed maturity portfolio. In performing our other-than-temporary impairment analysis for our fixed maturity securities and closed-end mutual funds, we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 3 to the Condensed Consolidated Financial Statements for information regarding securities in our investment portfolio that were in an unrealized loss position at June 30, 2010 which were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations-Other-Than-Temporary Impairments on Investments,” “Business Outlook-Investments” and “Liquidity and Capital Resources” above and Note 3 to the Condensed Consolidated Financial Statements.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
As of June 30, 2010, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
•	ULI — limited liability (“ULIL”)
•	ULI — non-limited liability (“ULIN”)
•	CPI
•	GAP
Historical “age-to-age” loss development factors (“LDF”) were calculated to measure the relative development for each accident year from one maturity point to the next. Based on the historical LDF, we selected age-to-age LDF that we believe are appropriate to estimate the remaining future loss development for each accident year. In addition, we evaluate reserve and loss trends in our quarterly reserving methodology. These selected factors and quarterly reserve trends are used to project the ultimate expected losses for each accident year. The validity of the results from using a loss development approach can be affected by many conditions, such as claim department processing changes, a shift between single and multiple payments per claim, legal changes or variations in our mix of business from year to year. Also, because the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate losses. Therefore, ultimate values for immature accident years may be based on alternative estimation techniques, such as the expected loss ratio method or some combination of acceptable actuarial methods.
For our EPD, UC and WIP product lines, we prepared estimates of loss and LAE reserves using primarily the expected loss ratio method. The estimated loss ratio is based on historical data and/or loss assumptions related to the ultimate cost expected to settle such claims.
We record loss and LAE reserves on an undiscounted basis. Our reserves reflect anticipated salvage and subrogation included as a reduction to loss and LAE reserves. We do not provide coverage that could reasonably be expected to produce asbestos and/or environmental liability claims activity or material levels of exposure to claims-made extended reporting options.
In establishing our loss and LAE reserves, we tested our data for reasonableness, such as ensuring there are no outstanding case reserves on closed claims, and consistency with data used in our previous estimates. Other than for our GAP product line, we did not experience any significant change in the number of claims paid that was inconsistent with our business, average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in the respective periods. See “Results of Operations” and “Business Outlook”

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
above for information concerning changes in the severity and frequency of losses for our GAP product line during the first six months of 2010 when compared to a year ago.
In performing our loss and LAE reserve analysis, we select a single loss reserve estimate for each product line that represents our “best estimate” based on facts and circumstances then known to us.
The majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affect redundancies and/or deficiencies in our reserves may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate such loss reserve development to future periods.
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
Legal Matters

We are involved in various legal proceedings arising in the ordinary course of business. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we believe it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of a legal proceeding and the potential that an adverse outcome in a legal proceeding could have a material impact on our financial condition, results of operations and/or liquidity, such estimates are considered to be critical accounting estimates. See Note 9 to the Condensed Consolidated Financial Statements for information concerning the Company’s commitments and contingencies.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Item 6. Exhibits

Exhibits

2.1
Agreement and Plan of Merger, dated August 10, 2010, by and among Bancinsurance Corporation, Fenist, LLC, and Fenist Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 12, 2010 (File No. 0-8738)).

4.1
First Modification of Amended and Restated Credit Agreement effective June 17, 2010 by and between Bancinsurance Corporation and Fifth Third Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 18, 2010 (File No. 0-8738)).

4.2
Twelfth Amendment and Restatement of Note dated June 17, 2010 by and between Bancinsurance Corporation and Fifth Third Bank (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 18, 2010 (File No. 0-8738)).

10.1
Summary of the Bancinsurance Corporation 2010 Fiscal Year Executive Officer Bonus Plan (as it relates to the named executive officers) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2010 (File No. 0-8738)).

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

BANCINSURANCE CORPORATION
(Registrant)

Date: August 16, 2010	By:	/s/ John S. Sokol
John S. Sokol
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Matthew C. Nolan
Matthew C. Nolan
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)