Form 10-Q
period 2010-09-30
BANCINSURANCE CORP
filed 2010-10-28
CIK 276400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
YES ☐ NO ☑
The number of outstanding common shares, without par value, of the registrant as of October 18, 2010 was 5,191,784.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Net premiums earned	$11,189,598	$11,302,958	$34,500,649	$32,695,785
Net investment income	1,016,805	1,028,303	3,063,525	2,943,449
Net realized gains (losses) on investments	45,060	420,776	(206,762)	684,942
Other-than-temporary impairments on investments	(118,087)	(120,805)	(118,087)	(2,887,994)
Management fees	—	(120,888)	—	158,766
Settlement gain	700,000	—	700,000	—
Other income	2,073	3,933	6,340	15,596

Total revenues	12,835,449	12,514,277	37,945,665	33,610,544

Expenses:
Losses and loss adjustment expenses	4,651,798	5,359,720	13,550,133	15,911,376
Policy acquisition costs	3,628,378	2,676,691	9,915,046	8,160,032
Other operating expenses	2,318,896	1,837,178	6,513,514	5,935,477
Interest expense	182,867	180,228	515,880	637,447

Total expenses	10,781,939	10,053,817	30,494,573	30,644,332

Income before federal income taxes	2,053,510	2,460,460	7,451,092	2,966,212

Federal income tax expense	537,728	212,459	2,049,051	244,271

Net income	$1,515,782	$2,248,001	$5,402,041	$2,721,941

Net income per common share:
Basic	$0.29	$0.43	$1.04	$0.53

Diluted	$0.28	$0.43	$1.02	$0.53

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Investments:
Held to maturity:
Fixed maturities, at amortized cost (fair value $5,178,052 at September 30, 2010 and $5,294,900 at December 31, 2009)	$5,068,100	$5,181,905
Available for sale:
Fixed maturities, at fair value (amortized cost $66,223,191 at September 30, 2010 and $71,013,020 at December 31, 2009)	69,006,222	71,573,049
Equity securities, at fair value (cost $5,828,844 at September 30, 2010 and $5,774,207 at December 31, 2009)	7,845,071	7,251,637
Short-term investments, at cost which approximates fair value	18,794,580	342,002
Restricted short-term investments, at cost which approximates fair value	1,924,953	3,410,069
Other invested assets	1,690,023	715,000

Total investments	104,328,949	88,473,662

Cash	1,711,190	9,551,372
Premiums receivable	7,797,370	4,614,787
Reinsurance recoverable	7,453,369	6,821,490
Prepaid reinsurance premiums	52,600,710	41,949,098
Deferred policy acquisition costs	4,544,699	3,723,961
Loans to affiliates	1,222,276	1,165,905
Accrued investment income	964,133	1,085,096
Net deferred tax asset	1,197,724	2,322,885
Other assets	1,050,135	1,071,642

Total assets	$182,870,555	$160,779,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued
(Unaudited)

	September 30,	December 31,
	2010	2009

Liabilities and Shareholders’ Equity
Reserve for unpaid losses and loss adjustment expenses	$16,548,444	$15,793,241
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	—	4,450,000
Unearned premiums	76,342,561	62,185,040
Ceded reinsurance premiums payable	3,604,289	3,362,762
Experience rating adjustments payable	1,303,820	1,025,137
Retrospective premium adjustments payable	1,792,139	958,883
Funds held under reinsurance treaties	757,880	784,622
Funds held for account of others	1,924,953	3,410,069
Contract funds on deposit	3,716,196	2,062,992
Taxes, licenses and fees payable	301,926	294,821
Current federal income tax payable	104,340	140,183
Commissions payable	3,009,997	2,176,797
Other liabilities	2,103,108	1,298,632
Bank line of credit	4,000,000	3,000,000
Trust preferred debt issued to affiliates	15,465,000	15,465,000

Total liabilities	130,974,653	116,408,179

Shareholders’ equity:
Non-voting preferred shares:
Class A Serial Preference shares without par value; authorized 100,000 shares; no shares issued or outstanding	—	—
Class B Serial Preference shares without par value; authorized 98,646 shares; no shares issued or outstanding	—	—
Common shares without par value; authorized 20,000,000 shares; 6,170,341 shares issued at September 30, 2010 and December 31, 2009, 5,191,784 shares outstanding at September 30, 2010 and 5,205,706 shares outstanding at December 31, 2009	1,794,141	1,794,141
Additional paid-in capital	1,997,527	1,574,340
Accumulated other comprehensive income	3,167,510	1,344,720
Retained earnings	49,840,617	44,438,576

	56,799,795	49,151,777

Less: Treasury shares, at cost (978,557 common shares at September 30, 2010 and 964,635 common shares at December 31, 2009)	(4,903,893)	(4,780,058)

Total shareholders’ equity	51,895,902	44,371,719

Total liabilities and shareholders’ equity	$182,870,555	$160,779,898

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
				Additional	other			Total
	Preferred Shares		Common	paid-in	comprehensive	Retained	Treasury	shareholders’
	Class A	Class B	shares	capital	income (loss)	earnings	shares	equity

Balance at December 31, 2008	—	—	$1,794,141	$1,638,503	$(5,346,647)	$41,972,699	$(5,398,315)	$34,660,381

Comprehensive income:
Net income	—	—	—	—	—	2,721,941	—	2,721,941
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	7,139,920	—	—	7,139,920

Total comprehensive income								9,861,861

Equity-based compensation expense	—	—	—	367,765	—	—	—	367,765
4,822 common shares repurchased	—	—	—	—	—	—	(16,395)	(16,395)
127,954 common shares issued in connection with restricted stock awards	—	—	—	(634,652)	—	—	634,652	—
Tax benefit related to vesting of restricted stock	—	—	—	54,467	—	—	—	54,467

Balance at September 30, 2009	—	—	$1,794,141	$1,426,083	$1,793,273	$44,694,640	$(4,780,058)	$44,928,079

Balance at December 31, 2009	—	—	$1,794,141	$1,574,340	$1,344,720	$44,438,576	$(4,780,058)	$44,371,719

Comprehensive income:
Net income	—	—	—	—	—	5,402,041	—	5,402,041
Unrealized gains, net of tax and reclassification adjustment	—	—	—	—	1,822,790	—	—	1,822,790

Total comprehensive income								7,224,831

Equity-based compensation expense	—	—	—	355,243	—	—	—	355,243
23,922 common shares repurchased	—	—	—	—	—	—	(173,435)	(173,435)
10,000 shares issued in connection with the exercise of stock options	—	—	—	(8,970)	—	—	49,600	40,630
Tax benefit relating to vesting of restricted stock	—	—	—	76,914	—	—	—	76,914

Balance at September 30, 2010	—	—	$1,794,141	$1,997,527	$3,167,510	$49,840,617	$(4,903,893)	$51,895,902

See accompanying notes to condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,402,041	$2,721,941
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	206,762	(684,942)
Other-than-temporary impairments on investments	118,087	2,887,994
Depreciation and amortization	225,160	350,405
Equity-based compensation expense	355,243	367,765
Deferred federal income tax expense (benefit)	186,148	(827,988)
Change in assets and liabilities:
Premiums receivable	(3,182,583)	(1,411,339)
Reinsurance recoverable	(631,879)	(2,044,771)
Prepaid reinsurance premiums	(10,651,612)	(5,660,978)
Deferred policy acquisition costs	(820,738)	(195,601)
Other assets, net	162,588	(429,552)
Reserve for unpaid losses and loss adjustment expenses	755,203	368,109
Discontinued bond program reserve for unpaid losses and loss adjustment expenses	(4,450,000)	—
Unearned premiums	14,157,521	5,727,294
Ceded reinsurance premiums payable	241,527	835,374
Experience rating adjustments payable	278,683	573,411
Retrospective premium adjustments payable	833,256	411,446
Funds held under reinsurance treaties	(26,742)	105,415
Funds held for account of others	(1,485,116)	(300,760)
Contract funds on deposit	1,653,204	(222,643)
Taxes, licenses and fees payable	7,105	(230,027)
Commissions payable	833,200	629,992
Other liabilities, net	531,988	938,371

Net cash provided by operating activities	4,699,046	3,908,916

Cash flows from investing activities:
Proceeds from held to maturity fixed maturities due to redemption or maturity	1,920,000	1,574,433
Proceeds from available for sale fixed maturities sold, redeemed or matured	16,100,335	8,770,590
Proceeds from available for sale equity securities sold	3,741,025	9,093,327
Cost of held to maturity fixed maturities purchased	(1,827,085)	(1,601,321)
Cost of available for sale fixed maturities purchased	(11,262,716)	(13,713,645)
Cost of available for sale equity securities purchased	(4,104,222)	(11,436,955)
Net change in short-term investments	(18,452,778)	3,658,238
Net change in restricted short-term investments	1,485,116	300,760
Cost of other invested assets purchased, net	(975,021)	—
Purchase of land, property and leasehold improvements	(31,077)	(185,198)

Net cash used in investing activities	(13,406,423)	(3,539,771)

Cash flows from financing activities:
Proceeds from stock options exercised	40,630	—
Acquisition of treasury shares	(173,435)	(16,395)
Net proceeds (payments) on bank line of credit	1,000,000	(2,500,000)

Net cash provided by (used in) financing activities	867,195	(2,516,395)

Net decrease in cash	(7,840,182)	(2,147,250)
Cash at beginning of period	9,551,372	5,499,847

Cash at end of period	$1,711,190	$3,352,597

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$523,888	$655,528

Federal income taxes	$1,821,832	$950,000

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
We prepared the condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, the condensed consolidated statements of shareholders’ equity for the nine months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial condition, results of operations and cash flows of the Company as of September 30, 2010 and for all periods presented have been made.
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the results of operations for the full 2010 fiscal year.
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
In September 2009, the Financial Accounting Standards Board (“FASB”) issued two new FASB statements: (1) SFAS No. 166 (Codification reference ASC 860), “Accounting for Transfers of Financial Assets,” and (2) SFAS No. 167 (Codification reference ASC 810), “Amendments to FASB Interpretation No. 46(R).” These FASB statements establish new criteria governing whether transfers of financial assets are accounted for as sales and are expected to result in more variable interest entities being consolidated. These FASB statements are effective for annual periods beginning after November 15, 2009. The Company adopted these FASB statements effective January 1, 2010, which did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2010, the FASB released a reworked version of ASC subtopic 820-10 (formerly SFAS No. 157). The amended rule requires companies to make separate disclosures for any significant transfers made in or out of Levels 1 and 2 of the fair value hierarchy and describe the reasons for making the transfers. The amended rule also states that companies can no longer lump together information about swings in Level 3 fair-value measurements associated with purchases, sales, issuances and settlements of financial instruments. The amended rule also states that companies should provide disclosures about the valuation techniques and inputs used to measure recurring and nonrecurring items that fall into either the Level 2 category or the Level 3 category. The amended rule is effective for periods beginning after December 15, 2009, with one exception: the provisions about disclosure of Level 3 measurement changes tied to the purchase, sales, issuances and settlements of financial instruments will go into effect for fiscal years beginning after December 15, 2010. The adoption of the amended rule did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“EITF 09-G”). ASU 2010-26 modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. Current accounting guidance describes these deferred acquisition costs as “varying with and primarily related to” the acquisition of new and renewal insurance contracts. ASU 2010-26 requires costs to be incremental or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as a deferred acquisition cost. ASU 2010-26 will be effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. The adoption of ASU 2010-26 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
3.	Investments
The amortized cost, gross unrealized gains and losses and estimated fair value of investments in held to maturity and available for sale securities at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,429,835	$39,090	$—	$2,468,925
Obligations of U.S. states, municipals and political subdivisions	2,638,265	70,862	—	2,709,127

Total held to maturity	5,068,100	109,952	—	5,178,052

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	63,087,187	2,469,482	(317,261)	65,239,408
Corporate and other taxable debt securities	795,068	591,046	—	1,386,114
Redeemable preferred stocks	2,340,936	76,066	(36,302)	2,380,700

Total fixed maturities	66,223,191	3,136,594	(353,563)	69,006,222

Equity securities:
Banks, trusts and insurance companies	2,002,655	863,255	—	2,865,910
Industrial and miscellaneous	1,300,492	258,459	—	1,558,951
Closed-end mutual funds	2,525,697	902,826	(8,313)	3,420,210

Total equity securities	5,828,844	2,024,540	(8,313)	7,845,071

Total available for sale	72,052,035	5,161,134	(361,876)	76,851,293

Total	$77,120,135	$5,271,086	$(361,876)	$82,029,345

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held to maturity:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,321,243	$5,620	$—	$2,326,863
Obligations of U.S. states, municipals and political subdivisions	2,860,662	107,375	—	2,968,037

Total held to maturity	5,181,905	112,995	—	5,294,900

Available for sale:
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	69,903,319	1,569,125	(1,589,637)	69,882,807
Corporate and other taxable debt securities	960,851	554,696	(20,205)	1,495,342
Redeemable preferred stocks	148,850	46,050	—	194,900

Total fixed maturities	71,013,020	2,169,871	(1,609,842)	71,573,049

Equity securities:
Banks, trusts and insurance companies	441,185	419,825	—	861,010
Industrial and miscellaneous	1,908,973	235,728	(11,960)	2,132,741
Closed-end mutual funds	3,424,049	847,064	(13,227)	4,257,886

Total equity securities	5,774,207	1,502,617	(25,187)	7,251,637

Total available for sale	76,787,227	3,672,488	(1,635,029)	78,824,686

Total	$81,969,132	$3,785,483	$(1,635,029)	$84,119,586

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The amortized cost and estimated fair value of fixed maturity investments in held to maturity and available for sale securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$851,207	$856,484	$155,000	$155,321
Due after one year but less than five years	3,079,373	3,145,069	1,668,937	2,260,326
Due after five years but less than ten years	636,537	669,604	6,792,014	6,962,637
Due after ten years	500,983	506,895	57,607,240	59,627,938

Total	$5,068,100	$5,178,052	$66,223,191	$69,006,222

Net investment income for the three and nine months ended September 30, 2010 and 2009 is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Fixed maturities	$867,374	$970,761	$2,676,909	$2,699,878
Equity securities	177,460	117,946	498,579	326,595
Short-term investments	33,937	5,699	70,786	82,494
Other	5,453	5,461	15,238	18,232
Expenses	(67,419)	(71,564)	(197,987)	(183,750)

Net investment income	$1,016,805	$1,028,303	$3,063,525	$2,943,449

The proceeds from sales of available for sale securities (excluding bond calls, prepayments and maturities) were $12,085,099 and $14,051,044 for the nine months ended September 30, 2010 and 2009, respectively.
Pre-tax net realized gains (losses) on investments, other-than-temporary impairments and changes in unrealized gains (losses) on available for sale investments were as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross realized gains:
Fixed maturities	$18,096	$88,337	$226,359	$253,685
Equity securities	70,642	438,167	87,518	553,806

Total gains	88,738	526,504	313,877	807,491

Gross realized losses
Fixed maturities	(3,039)	(101,452)	(125,230)	(105,201)
Equity securities	(40,639)	(4,276)	(395,409)	(17,348)

Total losses	(43,678)	(105,728)	(520,639)	(122,549)

Net realized (losses) gains on investments	$45,060	$420,776	$(206,762)	$684,942

Other-than-temporary impairments	$(118,087)	$(120,805)	$(118,087)	$(2,887,994)

Changes in net unrealized gains on available for sale investments:
Fixed maturities	$1,243,465	$4,446,309	$2,223,002	$8,275,908
Equity securities	37,976	398,233	538,797	2,542,157

Net change in net unrealized gains	$1,281,441	$4,844,542	$2,761,799	$10,818,065

We continually monitor the difference between the book value and the estimated fair value of our investments, which involves judgment as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular available for sale investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe an investment is “other-

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
than-temporarily impaired,” we record the decline in the value of the investment as a realized loss through our income statement. If our judgment changes in the future, we may ultimately record a realized loss for a security after having originally concluded that the decline in value was temporary. We begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. Our assessment as to whether a security is other-than-temporarily impaired depends on, among other things: (1) the length of time and extent to which the estimated fair value has been less than book value; (2) whether the decline appears to be related to general market or industry conditions or is issuer specific; (3) our current judgment as to the financial condition and future prospects of the entity that issued the investment security; and (4) our intent to sell the security or the likelihood that we will be required to sell the security before its anticipated recovery.
The following table summarizes the fair value to book value ratio for all securities in a gross unrealized loss position at September 30, 2010 and December 31, 2009:

	September 30, 2010
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	losses	ratio	book value
Fixed maturities:
90% to 99%	$12,430,147	$12,163,324	$(266,823)	97.9%	96.0%
80% to 89%	523,496	436,756	(86,740)	83.4	4.0
70% to 79%	—	—	—	—	—

Total fixed maturities	12,953,643	12,600,080	(353,563)	97.3	100.0

Equity securities:
90% to 99%	500,247	491,934	(8,313)	98.3	100.0

Total equity securities	500,247	491,934	(8,313)	98.3	100.0

Total	$13,453,890	$13,092,014	$(361,876)	97.3%	100.0%

	December 31, 2009
				Aggregate
		Estimated	Gross	fair value to	Percent
	Book	fair	unrealized	book value	of total
Fair value to book value ratio	value	value	losses	ratio	book value
Fixed maturities:
90% to 99%	$26,912,700	$25,974,320	$(938,380)	96.5%	88.1%
80% to 89%	2,288,457	1,975,020	(313,437)	86.3	7.5
70% to 79%	1,093,641	819,751	(273,890)	75.0	3.6
60% to 69%	245,730	161,595	(84,135)	65.8	0.8

Total fixed maturities	30,540,528	28,930,686	(1,609,842)	94.7	100.0

Equity securities:
90% to 99%	1,301,601	1,276,414	(25,187)	98.1	100.0

Total equity securities	1,301,601	1,276,414	(25,187)	98.1	100.0

Total	$31,842,129	$30,207,100	$(1,635,029)	94.9%	100.0%

We continually monitor the credit quality of our fixed maturity investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. In our evaluation of credit quality, we consider, among other things, credit ratings from major rating agencies, including Moody’s Industry Services (“Moody’s”) and Standard & Poor’s (“S&P”). The following table shows the composition of fixed maturity securities in a gross unrealized loss position at September 30, 2010 and December 31, 2009 by the National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings. Not all of these securities are rated by S&P and/or Moody’s.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

September 30, 2010
						Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	losses	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$6,947,187	$6,808,856	$(138,331)	98.0%	53.6%
2FE	BBB	Baa	5,941,456	5,736,994	(204,462)	96.6	45.9
3FE	BB	Ba	65,000	54,230	(10,770)	83.4	0.5
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$12,953,643	$12,600,080	$(353,563)	97.3%	100.0%

December 31, 2009
Aggregate
	Equivalent	Equivalent		Estimated	Gross	fair value to	Percent
NAIC	S&P	Moody’s	Book	fair	unrealized	book value	of total
rating	rating	rating	value	value	losses	ratio	book value

1FE	AAA/AA/A	Aaa/Aa/A	$23,998,345	$23,051,591	$(946,754)	96.1%	78.6%
2FE	BBB	Baa	6,542,183	5,879,095	(663,088)	89.9	21.4
3FE	BB	Ba	—	—	—	—	—
4FE	B	B	—	—	—	—	—
5FE	CCC or lower	Caa or lower	—	—	—	—	—
6FE			—	—	—	—	—

Total			$30,540,528	$28,930,686	$(1,609,842)	94.7%	100.0%

The following table summarizes the estimated fair value and gross unrealized losses (pre-tax) for all securities in an unrealized loss position at September 30, 2010 and December 31, 2009, distinguishing between those securities which have been continuously in an unrealized loss position for less than twelve months and twelve months or greater.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At September 30, 2010	value	losses	value	losses	value	losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states, municipals and political subdivisions	832,111	(1,077)	10,389,189	(316,184)	11,221,300	(317,261)
Redeemable preferred stocks	1,378,780	(36,302)	—	—	1,378,780	(36,302)
Corporate and other taxable debt securities	—	—	—	—	—	—

Total fixed maturities	2,210,891	(37,379)	10,389,189	(316,184)	12,600,080	(353,563)

Equity securities:
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial and miscellaneous	—	—	—	—	—	—
Closed-end mutual funds	491,934	(8,313)	—	—	491,934	(8,313)

Total equity securities	491,934	(8,313)	—	—	491,934	(8,313)

Total	$2,702,825	$(45,692)	$10,389,189	$(316,184)	$13,092,014	$(361,876)

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
At December 31, 2009	value	losses	value	losses	value	losses
Fixed maturities:
Obligations of U.S. states, municipals and political subdivisions	$10,236,585	$(160,640)	$18,694,101	$(1,449,202)	$28,930,686	$(1,609,842)
Corporate and other taxable debt securities	—	—	—	—	—	—

Total fixed maturities	10,236,585	(160,640)	18,694,101	(1,449,202)	28,930,686	(1,609,842)

Equity securities:
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial and miscellaneous	295,944	(11,960)	—	—	295,944	(11,960)
Closed-end mutual funds	980,470	(13,227)	—	—	980,470	(13,227)

Total equity securities	1,276,414	(25,187)	—	—	1,276,414	(25,187)

Total	$11,512,999	$(185,827)	$18,694,101	$(1,449,202)	$30,207,100	$(1,635,029)

As of September 30, 2010, we had approximately 42 fixed maturity securities and zero equity securities that have been in a gross unrealized loss position for 12 months or longer. All 42 of the fixed maturity securities are investment grade (rated BBB and Baa or higher by S&P and Moody’s, respectively). All 42 of the fixed maturity securities are current on interest and principal and we believe that it is reasonably likely that all contract terms of each security will be satisfied. We currently do not have the intent to sell these fixed maturity securities and we currently do not believe it is more likely than not that we will be required to sell these fixed maturity securities before their anticipated recovery. The decrease in gross unrealized loss position for investments as of September 30, 2010 when compared to December 31, 2009 was primarily due to our fixed maturity portfolio as a result of the changes in the interest rate environment and/or current capital market conditions.
Other-than-temporary impairments on investments during the nine months ended September 30, 2010 and 2009 were $118,087 and $2,887,994, respectively. The $118,087 of impairment charges recorded during the first nine months of 2010 was due to an impairment charge for one non-investment grade fixed maturity security. The $2,887,994 of impairment charges recorded during the first nine months of 2009 were primarily due to the following: (1) $1,316,177 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by the market conditions; (2) $572,020 in impairment charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; (4) $78,420 in impairment charges for nine fixed maturity securities that we intended to sell before their anticipated recovery in order to utilize capital loss carrybacks for tax purposes; and (5) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the market conditions.
4.	Trust Preferred Debt Issued to Affiliates
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of BIC Trust I and BIC Trust II with respect to the floating rate trust preferred capital securities. BIC Trust I and BIC Trust II distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.29% and 4.33% at September 30, 2010 and 2009, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
hundred and five basis points (4.34% and 4.33% at September 30, 2010 and 2009, respectively), are redeemable at par and mature on September 30, 2033. Interest on the junior subordinated debentures is charged to income as it accrues. Interest expense related to the junior subordinated debentures was $181,642 and $180,575 for the three months ended September 30, 2010 and 2009, respectively, and $505,931 and $606,371 for the nine months ended September 30, 2010 and 2009, respectively. The terms of the junior subordinated debentures contain various covenants. As of September 30, 2010, Bancinsurance Corporation was in compliance with all such covenants.
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
Our provision for federal income taxes for the nine months ended September 30, 2010 and 2009 has been computed based on our estimated annual effective tax rate. Income before federal income taxes differs from taxable income principally due to the effect of tax-exempt investment income and the dividends-received deduction. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we must adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010. In addition, we do not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, have not accrued any such amounts. If we were to incur any interest and/or penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and penalties in the “other operating expenses” category within our condensed consolidated statements of income.
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
We have stock options and restricted stock outstanding at September 30, 2010 under two equity compensation plans (the “Plans”), each of which has been approved by our shareholders. We will issue authorized but unissued shares or treasury shares to satisfy any future restricted stock awards or exercise of stock options.
The Bancinsurance Corporation 1994 Stock Option Plan (the “1994 Stock Option Plan”) provided for the grants of options covering up to an aggregate of 500,000 common shares, with a 100,000 common share maximum for any one participant. Key employees, officers and directors of, and consultants and advisors to, the Company were eligible to participate in the 1994 Stock Option Plan. The 1994 Stock Option Plan is administered by the Compensation Committee of our Board of Directors, which determined to whom and when options were granted along with the terms and conditions of the options. Under the 1994 Stock Option Plan, options for 86,000 common shares were outstanding at September 30, 2010. These options expire at various dates from 2011 to 2013 and range in option price per share from $4.38 to $6.00. Of the options for 86,000 common shares outstanding, 14,000 have been granted to our non-employee directors and 72,000 have been granted to our employees. All of the options outstanding were granted to employees and directors for compensatory purposes. No new options can be granted under the 1994 Stock Option Plan and the plan remains in effect only with respect to the outstanding options.
The Bancinsurance Corporation 2002 Stock Incentive Plan, as amended (the “2002 Plan”), provides for certain equity-based awards,

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
including grants of stock options and restricted stock, covering up to an aggregate of 950,000 common shares. Key employees, officers and directors of, and consultants and advisors to, the Company are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the Compensation Committee, which determines to whom and when awards will be granted as well as the terms and conditions of the awards. Under the 2002 Plan, options for 595,000 common shares were outstanding at September 30, 2010. These options expire at various dates from 2012 to 2019 and range in option price per share from $3.40 to $8.00. Under the 2002 Plan, 113,507 unvested restricted common shares were also outstanding at September 30, 2010. Of the total equity-based awards for 708,507 common shares outstanding under the 2002 Plan, 46,000 have been granted to our non-employee directors and 662,507 have been granted to our employees. All of the equity-based awards outstanding were granted to employees and directors for compensatory purposes. As of September 30, 2010, there were 85,693 common shares available for future grant under the 2002 Plan.
The outstanding restricted stock awards are time-based restricted common shares. Compensation expense for restricted stock awards is measured using the grant date fair value (i.e., the closing price of our common shares on the date of grant) and recognized over the respective service period, which matches the vesting period. The outstanding restricted stock awards vest in equal annual installments on the first, second and third anniversaries of the date of grant subject to the employee’s continued employment with the Company on the applicable anniversary date. No restricted common shares were granted during the three and nine months ended September 30, 2010. There were 70,863 restricted common shares that vested during the three months ended September 30, 2010 and 89,774 restricted common shares that vested during the nine months ended September 30, 2010.
The following table summarizes restricted stock award activity under the 2002 Plan from January 1, 2010 through September 30, 2010:

		Weighted-average
		grant date fair value
	Shares	per common share
Outstanding at January 1, 2010	203,281	$4.05
Granted	—	—
Vested	(89,774)	4.46
Cancelled	—	—

Outstanding at September 30, 2010	113,507	3.74

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
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model (the “Black-Scholes model”). The Black-Scholes model utilizes ranges of assumptions such as risk-free rate, expected life, expected volatility and dividend yield. The risk-free rate is based on the United States Treasury strip curve at the time of the grant with a term approximating that of the expected option life. We analyze historical data regarding option exercise behaviors, expirations and cancellations to calculate the expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on historical volatility over a period of time using the expected term of the option grant and using weekly stock prices of the Company; however, for options granted after February 4, 2005, we exclude from our historical volatility the period from February 4, 2005 through January 25, 2006 (the period in which shareholders could not obtain current financial information for the Company and could not rely on the Company’s 2003, 2002 and 2001 financial statements) as we believe that our stock price during that period is not relevant in evaluating the expected volatility of our common shares in the future. The dividend yield is based on historical dividends on the date of grant. There were no stock options granted during the three and nine months ended September 30, 2010.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following table summarizes all stock option activity under the Plans from January 1, 2010 through September 30, 2010:

		Weighted-average
		exercise price	Weighted-average	Aggregate
	Shares	per common share	contractual life (years)	intrinsic value
Outstanding at January 1, 2010	691,000	$5.65
Granted	—	—
Exercised	(10,000)	4.06
Expired	—	—
Cancelled	—	—

Outstanding at September 30, 2010	681,000	5.68	4.00	$1,677,090

Vested and exercisable at September 30, 2010	637,000	5.66	3.88	$1,582,930
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common shares on the OTC Bulletin Board on September 30, 2010 ($8.14), which would have been received by the option holders had all option holders exercised their options and sold the underlying common shares as of that date (all options were in-the-money at September 30, 2010 (i.e., all options had an exercise price less than $8.14)). There were zero and 10,000 stock options exercised during the three and nine months ended September 30, 2010, respectively.
The following table summarizes nonvested stock option activity under the Plans from January 1, 2010 through September 30, 2010:

		Weighted-average
		grant date fair value
	Shares	per common share
Nonvested at January 1, 2010	100,000	$2.45
Granted	—	—
Vested	(56,000)	2.43
Expired	—	—
Cancelled	—	—

Nonvested at September 30, 2010	44,000	2.47

The compensation expense recognized for all equity-based awards is net of forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense of $99,772 and $139,908 ($65,850 and $92,340 net of tax) for the three months ended September 30, 2010 and 2009, respectively, and $355,243 and $367,765 ($234,460 and $242,725 net of tax) for the nine months ended September 30, 2010 and 2009, respectively. The equity-based compensation expense is classified within other operating expenses in the accompanying condensed consolidated statements of income to correspond with the same line item as cash compensation paid to employees.
As of September 30, 2010, the total pre-tax equity-based compensation expense related to nonvested stock options and nonvested restricted common shares not yet recognized was $448,388. The weighted-average period over which this expense is expected to be recognized is approximately 1.4 years.
The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and stock options exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-average	Weighted-average		Weighted-average
	Options	remaining	exercise	Options	exercise
Range of Exercise Prices	outstanding	contractual life (years)	price	exercisable	price
3.40	12,000	8.82	$3.40	12,000	$3.40
4.38 - 4.82	152,000	2.09	4.53	152,000	4.53
5.00 - 5.30	140,000	2.57	5.18	140,000	5.18
6.00 - 6.40	248,000	5.65	6.02	204,000	6.02
7.04 - 8.00	129,000	4.18	7.11	129,000	7.11

Total ($3.40 - $8.00)	681,000	4.00	5.68	637,000	5.66

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
7.	Other Comprehensive Income
The components of other comprehensive income and the related federal income tax effects for the three and nine months ended September 30, 2010 and 2009 are as follows

	Three Months Ended September 30, 2010
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2010	$1,208,414	$410,861	$797,553
Add back: reclassification adjustments for losses realized in net income	73,027	24,829	48,198

Net unrealized holding gains	1,281,441	435,690	845,751

Other comprehensive income	$1,281,441	$435,690	$845,751

	Three Months Ended September 30, 2009
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$5,144,513	$1,749,134	$3,395,379
Less: reclassification adjustments for gains realized in net income	(299,971)	(101,990)	(197,981)

Net unrealized holding gains	4,844,542	1,647,144	3,197,398

Other comprehensive income	$4,844,542	$1,647,144	$3,197,398

	Nine Months Ended September 30, 2010
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2010	$2,436,950	$828,560	$1,608,390
Add back: reclassification adjustments for losses realized in net income	324,849	110,449	214,400

Net unrealized holding gains	2,761,799	939,009	1,822,790

Other comprehensive income	$2,761,799	$939,009	$1,822,790

	Nine Months Ended September 30, 2009
	Pre-tax	Income tax	Net-of-tax
	amount	effect	amount
Net unrealized holding gains on securities:
Unrealized holding gains arising during 2009	$8,615,013	$2,929,107	$5,685,906
Add back: reclassification adjustments for losses realized in net income	2,203,052	749,038	1,454,014

Net unrealized holding gains	10,818,065	3,678,145	7,139,920

Other comprehensive income	$10,818,065	$3,678,145	$7,139,920

8.	Reinsurance
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
Under our waste industry products (“WIP”) program, we assume, write on a direct basis and cede certain waste surety bond business under various reinsurance arrangements. Effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of certain waste surety bonds with liability limits up to $1.2 million from two insurance carriers. This reinsurance arrangement was amended effective June 1, 2010 whereby the liability limit was increased from $1.2 million to $4.0 million for one of the customers subject to this arrangement. Effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of certain waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2009, except that our participation was changed to 12.5%. This reinsurance arrangement was renewed with similar terms on August 1, 2010. In addition to assuming business, we also write on a direct basis certain waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. Effective October 1, 2010, our participation was reduced from 33% to 20% for our contract surety assumed reinsurance arrangement. The contract and escrow surety bond business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business.
In addition to the reinsurance arrangements discussed above, we have other reinsurance arrangements, including two lender service PORC quota share reinsurance arrangements, one unemployment compensation facultative reinsurance arrangement and three reinsurance arrangements for our vehicle service contract programs.
A reconciliation of direct to net premiums, on both a written and earned basis, for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2010		2009		2010		2009
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$21,781,061	$18,163,769	$18,880,686	$16,891,331	$67,921,628	$53,206,073	$53,833,981	$47,570,911
Assumed	1,799,330	1,554,932	1,756,167	1,110,847	4,953,333	4,399,427	3,919,931	3,470,850
Ceded	(11,569,040)	(8,529,103)	(9,380,018)	(6,699,220)	(33,756,463)	(23,104,851)	(24,006,954)	(18,345,976)

Net	$12,011,351	$11,189,598	$11,256,835	$11,302,958	$39,118,498	$34,500,649	$33,746,958	$32,695,785

The amounts of recoveries pertaining to reinsurance that were deducted from losses and loss adjustment expense incurred were $3,858,815 and $3,504,266 for the three months ended September 30, 2010 and 2009, respectively, and $9,627,824 and $9,598,706 for the nine months ended September 30, 2010 and 2009, respectively. Ceded reinsurance decreased commission expense incurred by $1,048,090 and $781,967 for the three months ended September 30, 2010 and 2009, respectively, and $2,840,472 and $2,572,814 for the nine months ended September 30, 2010 and 2009, respectively.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
subject to inherent uncertainties and the outcome of such matters cannot be predicted with reasonable certainty, there can be no assurance that any one or more of these matters will not have a material adverse effect on our financial condition, results of operations and/or liquidity.
We also are a guarantor for performance on a bridge loan for a non-executive employee whereby the collateral held by us under the guaranty is the mortgage secured by residential real estate. Our risk under the guaranty is that the borrower defaults on the mortgage and the proceeds from the sale of the residential real estate are not sufficient to cover the amount of the mortgage. The original mortgage was $550,400. As of September 30, 2010, the principal balance of the mortgage was $485,253 and the borrower was current on all principal and interest payments. In the event of default by the borrower, we do not believe our fulfillment of the guaranty would have a material adverse effect on our financial condition, results of operations or liquidity.
In connection with the previously disclosed SEC investigation, the Company submitted a claim under its director & officer liability insurance policy (the “Policy”) for reimbursement of certain expenses incurred by the Company related to the SEC investigation. The Policy provided coverage up to a $1,000,000 aggregate limit of liability subject to a $100,000 retention. The Company incurred in excess of $1,000,000 of expenses related to the SEC investigation. The Company and the insurance carrier disagreed with respect to the scope of coverage under the Policy. On July 13, 2010, the Company and the insurance carrier resolved their disagreement and the insurance carrier agreed to pay $700,000 to the Company in respect of its claim. As a result of the settlement, the Company recorded a gain of $700,000 ($462,000 after tax) during the third quarter of 2010.
10.	Supplemental Disclosure For Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$1,515,782	$2,248,001	$5,402,041	$2,721,941

Income available to common shareholders, assuming dilution	1,515,782	2,248,001	5,402,041	2,721,941

Weighted-average common shares outstanding	5,200,024	5,171,117	5,205,848	5,112,413
Adjustments for dilutive securities:
Dilutive effect of outstanding stock options	188,265	82	111,343	1,307

Weighted-average diluted common shares outstanding	5,388,289	5,171,199	5,317,191	5,113,720

Net income per common share:
Basic	$0.29	$0.43	$1.04	$0.53
Diluted	$0.28	$0.43	$1.02	$0.53
11.	Segment Information
We have two reportable business segments: (1) property/casualty insurance; and (2) insurance agency. The following tables provide financial information regarding our reportable business segments, which includes intersegment management and commission fees. The allocations of certain general expenses within segments are based on a number of assumptions, and the reported operating results would change if different assumptions were applied. Segment results for the three and nine months ended September 30, 2010 and 2009 were as follows:

BANCINSURANCE CORPORATION
AND SUBSIDIARIES

	Three Months Ended
	September 30, 2010
			Reportable
	Property/Casualty	Insurance	Segments
	Insurance	Agency	Total
Revenues from external customers	$11,075,106	$—	$11,075,106
Intersegment revenues	—	506,695	506,695
Interest revenue	1,038,718	—	1,038,718
Interest expense	—	—	—
Depreciation and amortization	37,824	—	37,824
Segment profit	1,651,663	406,397	2,058,060
Federal income tax expense	281,011	138,175	419,186

	Three Months Ended
	September 30, 2009
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total
Revenues from external customers	$11,547,327	$—	$11,547,327
Intersegment revenues	—	459,782	459,782
Interest revenue	959,219	(78)	959,141
Interest expense	—	—	—
Depreciation and amortization	49,184	—	49,184
Segment profit	2,461,805	459,378	2,921,183
Federal income tax expense	600,581	156,189	756,770

	Nine Months Ended
	September 30, 2010
			Reportable
	Property/Casualty	Insurance	Segments
	Insurance	Agency	Total
Revenues from external customers	$34,264,588	$—	$34,264,588
Intersegment revenues	—	1,357,962	1,357,962
Interest revenue	3,126,112	—	3,126,112
Interest expense	—	—	—
Depreciation and amortization	113,475	—	113,475
Segment profit	7,509,384	1,256,384	8,765,768
Federal income tax expense	1,811,986	427,171	2,239,157
Segment assets	169,781,206	243,783	170,024,989

	Nine Months Ended
	September 30, 2009
			Reportable
	Property/Casualty	Insurance	Segment
	Insurance	Agency	Total
Revenues from external customers	$30,704,504	$—	$30,704,504
Intersegment revenues	—	1,335,806	1,335,806
Interest revenue	2,880,957	96	2,881,053
Interest expense	—	—	—
Depreciation and amortization	155,182	—	155,182
Segment profit	3,004,720	1,333,831	4,338,551
Federal income tax expense	344,272	453,503	797,775
Segment assets	158,796,902	337,466	159,134,368

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The following is a reconciliation of the segment results to the consolidated amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Total revenues for reportable segments	$12,620,519	$12,966,250	$38,748,662	$34,921,363
Parent company revenues	721,625	7,809	554,965	24,987
Elimination of intersegment revenues	(506,695)	(459,782)	(1,357,962)	(1,335,806)

Total consolidated revenues	$12,835,449	$12,514,277	$37,945,665	$33,610,544

Profit
Total profit for reportable segments	$2,058,060	$2,921,183	$8,765,768	$4,338,551
Parent company net loss, net of intersegment eliminations	(4,550)	(460,723)	(1,314,676)	(1,372,339)

Total consolidated income before income taxes	$2,053,510	$2,460,460	$7,451,092	$2,966,212

Assets
Total assets for reportable segments			$170,024,989	$159,134,368
Parent company assets			13,230,898	4,402,743
Elimination of intersegment receivables, net			(385,332)	(289,931)

Total consolidated assets			$182,870,555	$163,247,180

12.	Fair Value Measurements
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
The following table presents the level within the fair value hierarchy at which the Company’s financial assets were measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$69,006,222	$2,340,936	$66,665,286	$—
Equity securities	7,845,071	7,845,071	—	—

Total	$76,851,293	$10,186,007	$66,665,286	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Available for sale investments:
Fixed maturities	$71,573,049	$194,900	$71,378,149	$—
Equity securities	7,251,637	7,251,637	—	—

Total	$78,824,686	$7,446,537	$71,378,149	$—

As of September 30, 2010 and December 31 2009, the Company had no financial liabilities that were measured at fair value and no financial assets that were measured at fair value on a non-recurring basis. The Company also did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring or non-recurring basis.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
The Company validates the prices received from the pricing service by examining their reasonableness. The Company’s review process includes comparing the pricing service’s estimated fair values to the estimated fair values established by our investment custodian (for both equity and fixed maturity securities) and our outside fixed income investment manager (for fixed maturity securities). Our investment custodian utilizes the same pricing service as us, and our outside fixed income investment manager utilizes another nationally recognized pricing service for the municipal bond portfolio and utilizes the same pricing service as us for taxable bonds and closed-end mutual funds. Based on this review, any material differences are investigated and, if we deem prices provided by our pricing service to be materially unreasonable, we would use the estimated fair value established by our investment custodian and/or outside fixed income investment manager, depending on which prices were deemed more reasonable. As of September 30, 2010 and December 31 2009, the Company did not adjust any prices received from its pricing service.
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
Available for Sale Fixed Maturity Securities. The fair values of our redeemable preferred stocks were based on observable market quotations for identical assets and therefore have been disclosed in Level 1 of the hierarchy. A number of the Company’s investment grade bonds are frequently traded in active markets and traded market prices for these securities existed at September 30, 2010 and December 31, 2009. However, these securities were classified as Level 2 because the pricing service also utilizes valuation models, which use observable market inputs, in addition to traded market prices. Substantially all of these input assumptions are observable in the marketplace or can be derived from or supported by observable market data. The Level 2 category generally includes municipal and corporate bonds.
Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments subject to disclosure requirements were as follows at September 30, 2010 and December 31, 2009:

	September 30,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Held to maturity fixed maturities	$5,068,100	$5,178,052	$5,181,905	$5,294,900
Available for sale fixed maturities	69,006,222	69,006,222	71,573,049	71,573,049
Available for sale equity securities	7,845,071	7,845,071	7,251,637	7,251,637
Short-term investments	18,794,580	18,794,580	342,002	342,002
Restricted short-term investments	1,924,953	1,924,953	3,410,069	3,410,069
Cash	1,711,190	1,711,190	9,551,372	9,551,372
Liabilities:
Trust preferred debt issued to affiliates	15,465,000	15,465,000	15,465,000	15,465,000
Bank line of credit	4,000,000	4,000,000	3,000,000	3,000,000

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Bancinsurance Corporation also has an unsecured revolving bank line of credit. On June 17, 2010, Bancinsurance Corporation amended its existing unsecured revolving credit facility in the following respects:
•	the revolving line of credit available was decreased from $10.0 million to $5.0 million;
•	the maturity date was extended from June 30, 2010 to June 29, 2011;
•	the interest rate payable on outstanding borrowings was changed from the Prime Rate minus 0.75% to the one month LIBOR rate plus 2.60% (2.86% at September 30, 2010); and
•	the debt service coverage ratio covenant was modified to exclude from its calculation equity-based compensation expense and other-than-temporary impairment charges.
All other terms of the unsecured revolving bank line of credit remained unchanged and continue in full force and effect.
The bank line of credit had a $4,000,000 and $3,000,000 outstanding balance at September 30, 2010 and December 31, 2009, respectively. On December 30, 2009, Bancinsurance Corporation drew $3,000,000 on the bank line of credit, primarily in anticipation of the $3,000,000 settlement payment to Highlands Insurance Company. On February 3, 2010, Bancinsurance Corporation repaid the $3,000,000 outstanding balance under the bank line of credit. On March 29, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at March 31, 2010 to a level similar to that at December 31, 2009. On April 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. On June 30, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at June 30, 2010 to a level similar to that at December 31, 2009. On July 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. On September 29, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at September 30, 2010 to a level similar to that at December 31, 2009. On October 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. The terms of the revolving credit agreement contain various restrictive covenants. As of September 30, 2010, Bancinsurance Corporation was in compliance with all such covenants. The bank line of credit provides for interest payable quarterly at an annual rate equal to the one month LIBOR (London Interbank Offered Rate) rate plus 2.60% (2.86% at September 30, 2010). Interest expense related to the bank line of credit was $1,124 and zero for the three months ended September 30, 2010 and 2009, respectively, and $9,949 and $31,076 for the nine months ended September 30, 2010 and 2009, respectively. The bank that provides the line of credit is also a policyholder of the Company.
14.	Proposed Transaction
On August 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fenist, LLC, an Ohio limited liability company (“Parent”), and Fenist Acquisition Sub, Inc., a wholly-owned subsidiary of Parent and an Ohio corporation (“Acquisition Sub”), pursuant to which Acquisition Sub will be merged with and into the Company, with the Company surviving as a direct wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, Parent will be owned, directly or indirectly, by John S. Sokol (the Chairman of the Board, Chief Executive Officer and President of the Company), Barbara K. Sokol, James K. Sokol, Carla A. Sokol, Falcon Equity Partners, L.P., Matthew D. Walter (a member of the Board of Directors of the Company), Daniel J. Clark, Joseph E. LoConti, Edward Feighan and Charles Hamm (collectively the “Proposing Persons”). On October 20, 2010, the Proposing Persons collectively beneficially owned approximately 69.5% of the issued and outstanding common shares.
If the Merger is consummated, each Company shareholder (other than the Company, Parent, Acquisition Sub and the Proposing Persons) (collectively, the “Unaffiliated Shareholders”) will be entitled to receive $8.50 in cash, without interest, for each common share that the Unaffiliated Shareholder owns (the “Merger Consideration”), unless such shareholder has sought and properly

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
perfected its dissenters’ rights under Ohio law. In addition, immediately before the effective time of the Merger, the Company will (i) cause each issued and outstanding option to purchase common shares (whether or not exercisable or vested) to be cancelled automatically and converted into the right to receive an amount in cash per common share equal to the excess of the Merger Consideration over the exercise price of the option and (ii) pay such excess amount to the holder of the option. At the effective time of the Merger, each outstanding unvested restricted common share will vest and no longer be subject to restrictions, be canceled and cease to exist and be automatically converted into the right to receive the Merger Consideration in cash, without interest, except for the restricted common shares held by John S. Sokol, which, immediately prior to the Merger, will vest and no longer be subject to restrictions and be contributed to Parent, but will not be converted into the right to receive Merger Consideration.
The Company expects that the closing of the Merger will occur in the fourth quarter of 2010, subject to regulatory approvals and other customary closing conditions, including (i) Acquisition Sub obtaining debt financing on the terms set forth in the debt financing agreements described below and (ii) the adoption of the Merger Agreement and approval of the Merger by (A) the holders of a majority of the Company’s issued and outstanding common shares and (B) the holders of a majority of the Company’s issued and outstanding common shares that are held by the shareholders of the Company other than Parent and its affiliates and that are voted (whether in person or by proxy) for or against the adoption of the Merger Agreement and the approval of the Merger at the special meeting of shareholders of the Company to be held for the purpose of voting on the adoption of the Merger Agreement and approval of the Merger. There is no assurance that the proposed Merger will be completed.
In connection with the proposed Merger, on October 27, 2010, the Company, Parent and Acquisition Sub (the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with Fifth Third Bank, as lender. The Credit Agreement provides for $15 million of senior secured debt financing, which consists of (i) a $10 million senior secured term loan and (ii) a $5 million senior secured revolving credit facility.
Funding of the loans under the term loan and the revolving credit facility is conditioned upon, among other things, the adoption of the Merger Agreement and approval of the Merger by the Company’s shareholders as provided in the Merger Agreement. The Company expects that Acquisition Sub will borrow the full $15 million collectively available under the term loan and the revolving credit facility immediately prior to consummation of the Merger and that the proceeds of these borrowings will be used to finance, in part, the payment of the amounts payable under the Merger Agreement and the payment of fees and expenses incurred in connection with the Merger.
When and if drawn, the new $10 million term loan will mature on February 1, 2015 and the revolving credit facility will mature on October 25, 2011. The term loan will require annual principal payments of $2.5 million on each of February 1, 2012, 2013 and 2014, with the remaining balance of principal to be paid on the maturity date of the term loan. In addition, on each of February 1, 2012, 2013 and 2014, the Borrowers must make an additional payment of principal on the term loan in an amount equal to 30% of the excess, if any, of the sum of all dividends paid by Bancinsurance to Parent for the prior fiscal year over $2.5 million.
The Borrowers are required to repay all amounts outstanding under the revolving credit facility on February 1, 2010. Thereafter, the revolving credit facility will be reduced to $3 million.
Both the term loan and the revolving credit facility will bear interest at an annual rate equal to LIBOR plus 2.50% if the AM Best rating for Ohio Indemnity is A- or better and LIBOR plus 2.875% if Ohio Indemnity has an AM Best rating of B++. The Borrowers are required to pay a fee on the daily unused portion of the revolving credit facility of 0.25% per annum. The revolving credit facility and term loan may be prepaid without penalty, but amounts prepaid under the term loan may not be reborrowed. Interest on the term loan and the revolving credit facility is payable monthly.
The Borrowers’ obligations under the term loan and the revolving credit facility will be secured by a first priority lien on substantially all of the assets of Parent, Acquisition Sub and the Company and by a pledge by the Company of 100% of the stock of Ohio Indemnity, subject to the restrictions on the exercise of remedies under applicable insurance law.
The Credit Agreement includes customary representations and warranties and customary affirmative and negative covenants similar to those contained in the existing credit facility between Bancinsurance and Fifth Third Bank. These covenants include: (i) the requirement that the Borrowers maintain a debt service coverage ratio of 1.20 to 1.0 and a minimum tangible net worth of $26 million, (ii) limitations on the ability of the Borrowers to incur debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, (iii) restrictions on the Borrowers’ ability to place limitations on the ability of Ohio Indemnity and USA to make dividend payments to Bancinsurance, other than as permitted by statute and (iv) the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
requirement that Ohio Indemnity maintain an AM Best rating of at least B++.
The Credit Agreement also contains customary events of default and, along with the shareholder approval of the Merger described above, customary conditions to the closing and funding of the loans.
In the ordinary course of business, Bancinsurance from time to time sells insurance products to Fifth Third Bank, and the Borrowers use some of Fifth Third Bank’s custodial and banking services. In addition, Bancinsurance is a party to a Split Dollar Insurance Agreement with Fifth Third Bank, as Trustee of the Si and Barbara K. Sokol Irrevocable Trust.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our plans, beliefs and current expectations with respect to, among other things, future events and our financial performance. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements include statements regarding our future financial condition, results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “could,” “would,” “potential,” “believe,” “project,” “expect,” “anticipate” and similar expressions generally identify forward-looking statements but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those statements. Risk factors that might cause actual results to differ from those statements include, without limitation, economic factors impacting our specialty insurance products, concentration in specialty insurance products, customer concentration, geographic concentration, reinsurance risk, possible inadequacy of loss reserves, ability to accurately price the risks we underwrite, reliance on general agents and major customers, general agents may exceed their authority, risk of fraud or negligence with our insurance agents, importance of industry ratings, importance of treasury listing, changes in laws and regulations, dependence on our insurance subsidiary to meet our obligations, severe weather conditions and other catastrophes, adverse securities market conditions, changes in interest rates, the current credit markets, default on debt covenants, dependence on key executives, reliance on information technology and telecommunication systems, changes in the business tactics or strategies of the Company, litigation, the controlling interest of the Sokol family, the pending proposal to take the Company private, the risk that Bancinsurance’s shareholders do not approve the proposed going-private transaction and the risk that the proposed transaction is not consummated for other reasons, diversion of management attention from the operations of the business as a result of preparations for the proposed transaction, the proposed transaction-related expenses that are expected to be incurred regardless of whether the proposed transaction is consummated, and the other risk factors described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), any one of which might materially affect our financial condition, results of operations and/or liquidity. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. We cannot predict these new risks or uncertainties, nor can we assess the impact, if any, that such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ from those projected in any forward-looking statement. The risks and uncertainties identified in this Quarterly Report on Form 10-Q are not intended to represent an exhaustive list of the risks and uncertainties associated with our business and should be read in conjunction with the other information in this Quarterly Report on Form 10-Q and our other filings with the SEC. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Our waste industry products (“WIP”) consist of waste, contract and escrow surety bonds produced and administered by a general insurance agent. Under this program, we assume, write on a direct basis and cede certain waste surety bond business under various reinsurance arrangements. Effective August 1, 2006, the 50% quota share reinsurance arrangement we entered into in the second quarter of 2004 was amended whereby we assumed 50% of certain waste surety bonds with liability limits up to $1.2 million from two insurance carriers. This reinsurance arrangement was amended effective June 1, 2010 whereby the liability limit was increased from $1.2 million to $4.0 million for one of the customers subject to this arrangement. Effective August 1, 2007, we entered into a 5% quota share reinsurance arrangement whereby we assumed 5% of certain waste surety bonds with liability limits over $1.2 million up to $10.0 million from two insurance carriers. This reinsurance arrangement is renegotiated annually and was renewed with similar terms on August 1, 2009, except that our participation was changed to 12.5%. This reinsurance arrangement was renewed with similar terms on August 1, 2010. In addition to assuming business, we also write on a direct basis certain waste surety bonds with liability limits up to $5.0 million. We then cede 50% of that business to an insurance carrier under a reinsurance arrangement. In addition to the quota share arrangements, we also participate in several facultative reinsurance arrangements. The majority of the waste surety bonds under the program satisfy the closure/post-closure financial responsibility obligations imposed on solid waste treatment, storage and disposal facilities pursuant to Subtitles C and D of the Federal Resource Conservation and Recovery Act. Closure/post-closure bonds cover future costs to close and monitor a regulated site such as a landfill. In addition to waste surety bonds, our WIP program includes certain contract and escrow surety bond business which the Company writes directly, assumes and cedes under several quota share reinsurance arrangements. Effective October 1, 2010, our participation was decreased from 33% to 20% for our contract surety assumed reinsurance arrangement. The contract and escrow surety bond business is included as part of our WIP program because it is produced by the same general agent that produces the waste surety bond business. All of the surety bonds under the WIP program are fully indemnified by the principal and collateral is maintained on the majority of the bonds. The indemnifications and collateralization of this program reduces the risk of loss. All surety bonds written directly, assumed and ceded under this program are produced and administered by a general insurance agent that is affiliated with one of the insurance carriers participating in the program. The general insurance agent utilizes various insurance carriers, including the Company, in placing its surety bond business. Our direct premium volume for this program is determined by the general insurance agent’s decision to place business with the Company.
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
Proposed Transaction
On August 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fenist, LLC, an Ohio limited liability company (“Parent”), and Fenist Acquisition Sub, Inc., a wholly-owned subsidiary of Parent and an Ohio corporation (“Acquisition Sub”), pursuant to which Acquisition Sub will be merged with and into the Company, with the Company surviving as a direct wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, Parent will be owned, directly or indirectly, by John S. Sokol (the Chairman of the Board, Chief Executive Officer and President of the Company), Barbara

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
K. Sokol, James K. Sokol, Carla A. Sokol, Falcon Equity Partners, L.P., Matthew D. Walter (a member of the Board of Directors of the Company), Daniel J. Clark, Joseph E. LoConti, Edward Feighan and Charles Hamm (collectively the “Proposing Persons”). On October 20, 2010, the Proposing Persons collectively beneficially owned approximately 69.5% of the issued and outstanding common shares.
If the Merger is consummated, each Company shareholder (other than the Company, Parent, Acquisition Sub and the Proposing Persons) (collectively, the “Unaffiliated Shareholders”) will be entitled to receive $8.50 in cash, without interest, for each common share that the Unaffiliated Shareholder owns (the “Merger Consideration”), unless such shareholder has sought and properly perfected its dissenters’ rights under Ohio law. In addition, immediately before the effective time of the Merger, the Company will (i) cause each issued and outstanding option to purchase common shares (whether or not exercisable or vested) to be cancelled automatically and converted into the right to receive an amount in cash per common share equal to the excess of the Merger Consideration over the exercise price of the option and (ii) pay such excess amount to the holder of the option. At the effective time of the Merger, each outstanding unvested restricted common share will vest and no longer be subject to restrictions, be canceled and cease to exist and be automatically converted into the right to receive the Merger Consideration in cash, without interest, except for the restricted common shares held by John S. Sokol, which, immediately prior to the Merger, will vest and no longer be subject to restrictions and be contributed to Parent, but will not be converted into the right to receive Merger Consideration.
The Company expects that the closing of the Merger will occur in the fourth quarter of 2010, subject to regulatory approvals and other customary closing conditions, including (i) Acquisition Sub obtaining debt financing on the terms set forth in the debt financing agreements described below and (ii) the adoption of the Merger Agreement and approval of the Merger by (A) the holders of a majority of the Company’s issued and outstanding common shares and (B) the holders of a majority of the Company’s issued and outstanding common shares that are held by the shareholders of the Company other than Parent and its affiliates and that are voted (whether in person or by proxy) for or against the adoption of the Merger Agreement and the approval of the Merger at the special meeting of shareholders of the Company to be held for the purpose of voting on the adoption of the Merger Agreement and approval of the Merger. There is no assurance that the proposed Merger will be completed.
In connection with the proposed Merger, on October 27, 2010, the Company, Parent and Acquisition Sub (the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with Fifth Third Bank, as lender. The Credit Agreement provides for $15 million of senior secured debt financing, which consists of (i) a $10 million senior secured term loan and (ii) a $5 million senior secured revolving credit facility.
Funding of the loans under the term loan and the revolving credit facility is conditioned upon, among other things, the adoption of the Merger Agreement and approval of the Merger by the Company’s shareholders as provided in the Merger Agreement. The Company expects that Acquisition Sub will borrow the full $15 million collectively available under the term loan and the revolving credit facility immediately prior to consummation of the Merger and that the proceeds of these borrowings will be used to finance, in part, the payment of the amounts payable under the Merger Agreement and the payment of fees and expenses incurred in connection with the Merger.
When and if drawn, the new $10 million term loan will mature on February 1, 2015 and the revolving credit facility will mature on October 25, 2011. The term loan will require annual principal payments of $2.5 million on each of February 1, 2012, 2013 and 2014, with the remaining balance of principal to be paid on the maturity date of the term loan. In addition, on each of February 1, 2012, 2013 and 2014, the Borrowers must make an additional payment of principal on the term loan in an amount equal to 30% of the excess, if any, of the sum of all dividends paid by Bancinsurance to Parent for the prior fiscal year over $2.5 million.
The Borrowers are required to repay all amounts outstanding under the revolving credit facility on February 1, 2010. Thereafter, the revolving credit facility will be reduced to $3 million.
Both the term loan and the revolving credit facility will bear interest at an annual rate equal to LIBOR plus 2.50% if the AM Best rating for Ohio Indemnity is A- or better and LIBOR plus 2.875% if Ohio Indemnity has an AM Best rating of B++. The Borrowers are required to pay a fee on the daily unused portion of the revolving credit facility of 0.25% per annum. The revolving credit facility and term loan may be prepaid without penalty, but amounts prepaid under the term loan may not be reborrowed. Interest on the term loan and the revolving credit facility is payable monthly.
The Borrowers’ obligations under the term loan and the revolving credit facility will be secured by a first priority lien on substantially all of the assets of Parent, Acquisition Sub and the Company and by a pledge by the Company of 100% of the stock of Ohio Indemnity, subject to the restrictions on the exercise of remedies under applicable insurance law.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
The Credit Agreement includes customary representations and warranties and customary affirmative and negative covenants similar to those contained in the existing credit facility between Bancinsurance and Fifth Third Bank. These covenants include: (i) the requirement that the Borrowers maintain a debt service coverage ratio of 1.20 to 1.0 and a minimum tangible net worth of $26 million, (ii) limitations on the ability of the Borrowers to incur debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, (iii) restrictions on the Borrowers’ ability to place limitations on the ability of Ohio Indemnity and USA to make dividend payments to Bancinsurance, other than as permitted by statute and (iv) the requirement that Ohio Indemnity maintain an AM Best rating of at least B++.
The Credit Agreement also contains customary events of default and, along with the shareholder approval of the Merger described above, customary conditions to the closing and funding of the loans.
In the ordinary course of business, Bancinsurance from time to time sells insurance products to Fifth Third Bank, and the Borrowers use some of Fifth Third Bank’s custodial and banking services. In addition, Bancinsurance is a party to a Split Dollar Insurance Agreement with Fifth Third Bank, as Trustee of the Si and Barbara K. Sokol Irrevocable Trust.
The foregoing summary of the debt financing agreements is qualified in its entirety by reference to the Credit Agreement and other related loan documents, copies of which are filed as Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5 to this Form 10-Q.
SUMMARY RESULTS
The following table sets forth period-to-period changes in selected financial data:

	Period-to-Period Increase (Decrease)
	Three and Nine Months Ended September 30,
	2009-2010
	Three Months Ended		Nine Months Ended
	Amount	% Change	Amount	% Change
Net premiums earned	$(113,360)	(1.0)%	$1,804,864	5.5%
Net investment income	(11,498)	(1.1)%	120,076	4.1%
Net realized gains (losses) on investments	(375,716)	(89.3)%	(891,704)	(130.2)%
Other-than-temporary impairments on investments	2,718	(2.2)%	2,769,907	(95.9)%
Management fees	120,888	(100.0)%	(158,766)	(100.0)%
Settlement gain	700,000	100.0%	700,000	100.0%
Total revenues	321,172	2.6%	4,335,121	12.9%
Losses and loss adjustment expenses	(707,922)	(13.2)%	(2,361,243)	(14.8)%
Policy acquisition costs	951,687	35.6%	1,755,014	21.5%
Other operating expenses	481,718	26.2%	578,037	9.7%
Interest expense	2,639	1.5%	(121,567)	(19.1)%
Total expenses	728,122	7.2%	(149,759)	(0.5)%
Income before federal income taxes	(406,950)	(16.5)%	4,484,880	151.2%
Net income	(732,219)	(32.6)%	2,680,100	98.5%
Net income for the third quarter 2010 was $1,515,782, or $0.28 per diluted share, compared to $2,248,001, or $0.43 per diluted share, a year ago. The most significant factors that influenced this period-over-period decrease were (1) a $0.4 million ($0.3 million after tax) decrease in underwriting profit for our UC product line which was primarily attributable to unfavorable loss reserve development during the third quarter 2010, (2) a $0.4 million ($0.3 million after tax) increase in consulting and legal expenses related to the proposed going-private transaction described above, (3) a $0.4 million ($0.2 million after tax) decrease in net realized gains on investments primarily due to the timing of sales of available for sale securities and (4) a $0.3 million ($0.3 million after tax) increase in federal income tax expense which primarily resulted from an increase in our estimated annual effective tax rate during the third quarter 2010 when compared to a year ago. These decreases in net income were partially offset by a one-time $0.7 million ($0.5 million after tax) settlement gain recorded during the third quarter 2010 with respect to a claim submitted under our director & officer liability insurance policy as described in “Results of Operations — Settlement Gain” below. See “Results of Operations” below for more information concerning our results of operations during the third quarter 2010.
Net income for the first nine months of 2010 was $5,402,041, or $1.02 per diluted share, compared to $2,721,941, or $0.53 per diluted

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
share, for the same period last year. The most significant factors that influenced this period-over-period increase were (1) a $2.8 million ($1.8 million after tax) decrease in other-than-temporary impairment charges on investments, (2) a $2.4 million ($1.6 million after tax) increase in underwriting profit for our GAP product line which was primarily attributable to favorable loss performance as used car values improved during the first nine months of 2010 when compared to a year ago and (3) a one-time $0.7 million ($0.5 million after tax) settlement gain recorded during the third quarter 2010 with respect to a claim submitted under our director & officer liability insurance policy as described in “Results of Operations — Settlement Gain” below. These increases in net income were partially offset by (1) a $0.9 million ($0.6 million after tax) decrease in net realized gains on investments primarily due to the timing of sales of available for sale securities and (2) a $0.8 million ($0.5 million after tax) increase in consulting and legal expenses during the first nine months of 2010 when compared to a year ago related to the proposed going-private transaction described above. See “Results of Operations” below for more information concerning our results of operations during the first nine months of 2010.
The combined ratio, which is the sum of the loss ratio and the expense ratio, is the traditional measure of underwriting experience for property/casualty insurance companies. Our specialty insurance products are underwritten by Ohio Indemnity, whose results represent the Company’s combined ratio. The statutory combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of statutory underwriting expenses less management fees to premiums written after reducing both premium amounts by dividends to policyholders. Statutory accounting principles differ in certain respects from GAAP. Under statutory accounting principles, policy acquisition costs and other underwriting expenses are recognized immediately, not at the same time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition costs are deferred and recognized over the period in which the related premiums are earned. Therefore, the GAAP combined ratio is the sum of the ratio of losses to premiums earned plus the ratio of underwriting expenses less management fees to premiums earned. In addition, statutory accounting principles may require additional unearned premium reserves that result in net premiums earned on a statutory basis differing from that of net premiums earned on a GAAP basis which also impacts the comparison of the combined ratio for GAAP and statutory purposes. The following table reflects Ohio Indemnity’s loss, expense and combined ratios on both a statutory and GAAP basis for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
GAAP:
Loss ratio	43.7%	49.5%	41.0%	50.7%
Expense ratio	49.8%	40.4%	45.6%	42.3%

Combined ratio	93.5%	89.9%	86.6%	93.0%

Statutory:
Loss ratio	43.4%	49.8%	40.9%	51.3%
Expense ratio	42.9%	40.4%	42.3%	41.5%

Combined ratio	86.3%	90.2%	83.2%	92.8%

See “Results of Operations” below for more information concerning our loss, expense and combined ratios for the three and nine months ended September 30, 2010 and 2009.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
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
Net premiums earned decreased 1.0%, or $113,360, to $11,189,598 for the third quarter 2010 from $11,302,958 a year ago principally due to decreases in premiums for our ULI and GAP product lines which were partially offset by an increase in premiums for our UC and WIP product lines.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
ULI net premiums earned decreased 8.5%, or $404,325, to $4,328,871 for the third quarter 2010 from $4,733,196 a year ago. Approximately $0.2 million of the decrease resulted from premium adjustments and approximately $0.2 million of the decrease resulted from a decline in lending volume for certain financial institution customers during the third quarter 2010 when compared to a year ago.
Net premiums earned for CPI remained relatively flat at $1,152,378 for the third quarter 2010 compared to $1,129,339 a year ago.
Net premiums earned for GAP decreased 23.3%, or $450,892, to $1,486,361 for the third quarter 2010 from $1,937,253 a year ago. Approximately $0.2 million of the decrease related to the cancellation of a poor performing GAP customer in the third quarter of 2008 that is in run off. Approximately $0.1 million of the decrease related to premium adjustments. The remaining decrease was principally due to a decline in lending volume for the majority of our GAP customers.
Net premiums earned for UC increased 8.6%, or $155,534, to $1,956,299 for the third quarter 2010 from $1,800,765 a year ago primarily due to pricing increases.
Net premiums earned for WIP increased 34.5%, or $574,299, to $2,238,008 for the third quarter 2010 from 1,663,709 a year ago primarily due to an increase in waste surety bond premiums. The increase in waste surety bond premiums primarily resulted from us increasing our participation from 5.0% to 12.5% effective August 1, 2009 for one of our assumed reinsurance arrangements as discussed in “Overview — Products and Services” above.
For more information concerning premiums, see “Business Outlook” below.
Investment Income. Net investment income remained relatively flat at $1,016,805 for the third quarter 2010 compared to $1,028,303 a year ago.
Net Realized Gains on Investments. Net realized gains on investments decreased 89.3%, or $375,716, to $45,060 for the third quarter 2010 from $420,776 a year ago primarily due to the timing of sales of available for sale securities. We generally decide whether to sell securities based upon investment opportunities, perceived investment risk and/or tax consequences.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments on investments decreased 2.2%, or $2,718, to $118,087 for the third quarter 2010 from $120,805 a year ago. The $118,087 of impairment charges recorded during the third quarter 2010 was due to an impairment charge for one non-investment grade fixed maturity security. The $120,805 of impairment charges recorded during the third quarter 2009 were due to write-downs on nine fixed maturity securities and two closed-end mutual funds that we intended to sell before their anticipated recovery in order to utilize capital loss carrybacks for tax purposes.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies — Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Pursuant to the terms of certain surety bonds issued by the Company that guarantee the payment of reimbursable unemployment compensation benefits, certain monies are held by the Company in contract funds on deposit and are used for the payment of benefit charges. The Company has agreements with cost containment service firms designed to control the unemployment compensation costs of the employers enrolled in the program. Benefit charges incurred in excess of the contract funds on deposit are recorded by us as losses and loss adjustment expenses. If there are any remaining contract funds on deposit after all benefit charges, those funds are shared between the Company and the cost containment firms and our share is recorded as management fees. Management fees are recognized when earned based on the development of benefit charges. Management fees from our UCassure® product decreased 100.0%, or $120,888, to zero for the third quarter 2010 from a loss of $120,888 a year ago. Based on an increase in benefit charges combined with our estimate of future development of benefit charges as of September 30, 2010, we recorded zero management fees for the third quarter 2010. The loss in the third quarter of 2009 was primarily due to an increase in benefit charges during that period. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees and losses recorded on our UCassure® product, see “Results of Operations — Losses and Loss Adjustment Expenses” and “Business Outlook” below.
Settlement Gain. In connection with the previously disclosed SEC investigation, the Company submitted a claim under its director & officer liability insurance policy (the “Policy”) for reimbursement of certain expenses incurred by the Company related to the SEC investigation. The Policy provided coverage up to a $1,000,000 aggregate limit of liability subject to a $100,000 retention. The Company incurred in excess of $1,000,000 of expenses related to the SEC investigation. The Company and the insurance carrier disagreed with respect to the scope of coverage under the Policy. On July 13, 2010, the Company and the insurance carrier resolved their disagreement

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
and the insurance carrier agreed to pay $700,000 to the Company in respect of its claim. As a result of the settlement, the Company recorded a one-time gain of $700,000 ($462,000 after tax) during the third quarter 2010.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 13.2%, or $707,922, to $4,651,798 for the third quarter 2010 from $5,359,720 a year ago principally due to a decrease in losses from our ULI, CPI and GAP product lines which were partially offset by an increase in losses from our UC and WIP product lines.
ULI losses and LAE decreased 11.8%, or $351,596, to $2,636,565 for the third quarter 2010 from $2,988,161 a year ago. Approximately $0.4 million of the decrease related to policies with premium adjustments and, therefore, such decrease did not have any impact on net income.
CPI losses and LAE decreased 44.5%, or $275,145, to $342,966 for the third quarter 2010 from $618,111 a year ago primarily due to a decline in severity during the third quarter 2010 when compared to a year ago. Our CPI product line is agency business that is subject to contingent commission based on underwriting performance of the agent’s business. As a result, the $0.3 million decrease in losses during the third quarter 2010 had a minimal effect on net income as this decrease in losses was offset by a corresponding increase to commission expense (i.e. policy acquisition costs).
GAP losses and LAE decreased 55.5%, or $800,877, to $641,142 for the third quarter 2010 from $1,442,019 a year ago. Approximately $0.4 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008 that is in run off. The remaining decrease in GAP losses was primarily due to the decline in business described above combined with a decrease in severity and frequency of losses for the majority of our GAP customers. Although we are unable to definitively identify what is driving the decrease in severity and frequency of losses, we believe that the economic conditions affecting the automotive industry, including improvements in used car values during the third quarter 2010 when compared to a year ago, were a primary contributor. See “Business Outlook” below for more information concerning our GAP losses.
UC losses and LAE increased 221.5%, or $618,325, to $897,503 for the third quarter 2010 from $279,178 a year ago. This increase in losses was primarily attributable to a $0.7 million increase in loss reserves for our UCassure® product during the third quarter 2010. The unfavorable loss development for our UCassure® product during the third quarter 2010 resulted primarily from an increase in benefit charges combined with our estimate of future development of benefit charges as of September 30, 2010. For more information concerning management fees and losses recorded on our UCassure® product, see “Results of Operations — Management Fees” above and “Business Outlook” below.
WIP losses and LAE increased 107.8%, or $105,419, to $203,212 for the third quarter 2010 from $97,793 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty-six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned. The increase in WIP losses for the third quarter 2010 was primarily related to the increase in net premiums earned for our WIP product line as described above under “Results of Operations — Net Premiums Earned.”
Other specialty products losses and LAE increased $29,275 for the third quarter 2010 when compared to a year ago primarily due to favorable loss reserve development in the prior year for one of our automobile service contract programs that is in run off.
The majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the loss development in our reserves during the third quarter 2010 may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this loss reserve development to future periods. For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies-Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs increased 35.6%, or $951,687, to $3,628,378 for the third quarter 2010 from $2,676,691 a year ago primarily due to (1) a $0.4 million increase in commission expense for our WIP product line as a result of the premium growth in that product as described above and (2) a $0.3 million increase in lender service contingent commission expense which resulted primarily from premium growth combined with improved loss performance for certain agency business that is subject to contingent commission based on underwriting performance of the agent’s business.
Other Operating Expenses. Other operating expenses increased 26.2%, or $481,718, to $2,318,896 for the third quarter 2010 from $1,837,178 a year ago primarily due to an increase in consulting and legal expenses related to the proposed going-private transaction described above.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
Interest Expense. Interest expense remained relatively flat at $182,867 for the third quarter 2010 compared to $180,228 a year ago. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s estimated effective federal income tax rate was 26.2% for the third quarter 2010 compared to 8.6% a year ago. This increase was primarily attributable to the increase in income from operations during the first nine months of 2010 when compared to a year ago. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the third quarter 2010, the combined ratio increased to 93.5% from 89.9% a year ago. The loss ratio improved to 43.7% for the third quarter 2010 from 49.5% a year ago primarily due to a decrease in the loss ratio for our CPI and GAP product lines which was partially offset by an increase in the loss ratio for our UC product line. The expense ratio increased to 49.8% for the third quarter 2010 from 40.4% a year ago primarily due to an increase in commission expense for our ULI and CPI product lines.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net Premiums Earned. Net premiums earned increased 5.5%, or $1,804,864, to $34,500,649 for the first nine months of 2010 from $32,695,785 a year ago principally due to increases in premiums for our CPI, UC and WIP product lines which were partially offset by a decrease in premiums for our GAP product line.
ULI net premiums earned decreased 0.3%, or $35,281, to $13,566,090 for the first nine months of 2010 from $13,601,371 a year ago. ULI net premiums earned were down approximately $0.7 million when compared to a year ago primarily due to a decline in lending volume for certain financial institution customers; however, this decrease was mostly offset by an increase in ULI net premiums earned of approximately $0.6 million as a result of premium adjustments.
Net premiums earned for CPI increased 86.3%, or $1,906,373, to $4,115,046 for the first nine months of 2010 from $2,208,674 a year ago primarily due to one of our CPI insurance agents placing more business with us.
Net premiums earned for GAP decreased 28.3%, or $1,757,799, to $4,442,923 for the first nine months of 2010 from $6,200,721 a year ago. Approximately $0.5 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008 that is in run off. Approximately $0.5 million of the decrease related to premium adjustments. The remaining decrease was principally due to a decline in lending volume for the majority of our GAP customers.
Net premiums earned for UC increased 10.0%, or $552,474, to $6,054,004 for the first nine months of 2010 from $5,501,530 a year ago primarily due to pricing increases.
Net premiums earned for WIP increased 24.3%, or $1,217,266, to $6,226,538 for the first nine months of 2010 from 5,009,273 a year ago primarily due to an increase in waste surety bond premiums which resulted primarily from us increasing our participation from 5.0% to 12.5% effective August 1, 2009 for one of our assumed reinsurance arrangements as discussed in “Overview — Products and Services” above.
For more information concerning premiums, see “Business Outlook” below.
Investment Income. Net investment income increased 4.1%, or $120,076, to $3,063,525 for the first nine months of 2010 from $2,943,449 a year ago principally due to an increase in yields.
Net Realized Gains (Losses) on Investments. Net realized gains (losses) on investments decreased 130.2%, or $891,704, to $(206,762) for the first nine months of 2010 from $684,942 a year ago primarily due to the timing of sales of available for sale securities. We generally decide whether to sell securities based upon investment opportunities, perceived investment risk and/or tax consequences.
Other-Than-Temporary Impairments on Investments. Other-than-temporary impairments on investments decreased 95.9%, or $2,769,907, to $118,087 for the first nine months of 2010 from $2,887,994 a year ago. The $118,087 of impairment charges recorded during the first nine months of 2010 was due to an impairment charge for one non-investment grade fixed maturity security. The $2,887,994 of impairment charges recorded during the first nine months of 2009 were primarily due to the following: (1) $1,316,177 in impairment charges for four closed-end mutual funds whose fair values were adversely affected by the market conditions; (2) $572,020 in impairment

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
charges for a corporate fixed maturity security of a lending institution (SLM Corp. or Sallie Mae) whose fair value was adversely affected by uncertainty in its investment ratings by certain bond rating agencies; (3) $797,619 in impairment charges for equity securities of seven financial institutions whose fair values were adversely affected primarily by the credit markets; (4) $78,420 in impairment charges for nine fixed maturity securities that we intended to sell before their anticipated recovery in order to utilize capital loss carrybacks for tax purposes; and (5) $62,157 in impairment charges for an equity security of an insurance company whose fair value was adversely affected by the market conditions.
For more information concerning impairment charges, see “Business Outlook” and “Critical Accounting Policies — Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Management Fees. Management fees from our UCassure® product decreased 100.0%, or $158,766, to zero for the first nine months of 2010 from $158,766 a year ago. Based on an increase in benefit charges combined with our estimate of future development of benefit charges as of September 30, 2010, we recorded zero management fees for the first nine months of 2010. We expect management fees to vary from period to period depending on our customers’ unemployment levels and benefit charges. For more information concerning management fees and losses recorded on our UCassure® product, see “Results of Operations — Management Fees” above and “Results of Operations — Losses and Loss Adjustment Expenses” and “Business Outlook” below.
Settlement Gain. As discussed above in “Results of Operations — Settlement Gain,” as a result of the settlement relating to the Policy, the Company recorded a one-time gain of $700,000 ($462,000 after tax) during the first nine months of 2010.
Losses and Loss Adjustment Expenses. Losses and LAE decreased 14.8%, or $2,361,243, to $13,550,133 for the first nine months of 2010 from $15,911,376 a year ago principally due to a decrease in losses from our GAP product line which were partially offset by an increase in losses from our ULI, CPI, UC and WIP product lines.
ULI losses and LAE increased 1.1%, or $102,069, to $8,999,244 for the first nine months of 2010 from $8,897,175 a year ago. Approximately $0.2 million of the increase related to policies with premium adjustments and therefore, such increase did not have any impact on net income.
CPI losses and LAE increased 75.5%, or $747,764, to $1,738,043 for the first nine months of 2010 from $990,279 a year ago primarily due to the growth in business described above under “Results of Operations — Net Premiums Earned.”
GAP losses and LAE decreased 76.2%, or $4,036,417, to $1,258,233 for the first nine months of 2010 from $5,294,651 a year ago. Approximately $1.1 million of the decrease related to the cancellation of a poor performing GAP customer in the second quarter of 2008 that is in run off. Approximately $0.9 million of the decrease related to $0.2 million of favorable loss reserve development during the first nine months of 2010 as compared to $0.7 million of unfavorable loss reserve development during the first nine months of 2009. The favorable loss reserve development during the first nine months of 2010 when compared to a year ago was primarily due to a lower severity and frequency of claims from what we originally expected when establishing the reserves. The remaining decrease in GAP losses was primarily due to the decline in business described above under “Results of Operations — Net Premiums Earned” combined with a decrease in severity and frequency of losses for the majority of our GAP customers. Although we are unable to definitively identify what is driving the decrease in severity and frequency of losses, we believe that the economic conditions affecting the automotive industry, including improvements in used car values during the first nine months of 2010 when compared to a year ago, were a primary contributor. See “Results of Operations — GAAP Combined Ratio” and “Business Outlook” below for more information concerning our GAP losses.
UC losses and LAE increased 113.1%, or $664,627, to $1,252,108 for the first nine months of 2010 from $587,481 a year ago. The increase was primarily caused by a $0.5 million increase in losses for our excess of loss product combined with a $0.1 million increase in losses for our UCassure® product. Our excess of loss product is subject to contingent commission based on the underwriting performance of the agent’s business. As a result, the increase in losses for our excess of loss product had a minimal effect on net income as this increase was primarily offset by a decrease in contingent commission expense as described in “Policy Acquisition Costs” below. For more information concerning management fees and losses recorded on our UCassure® product, see “Results of Operations — Management Fees” above and “Business Outlook” below.
WIP losses and LAE increased 23.9%, or $91,226, to $472,816 for the first nine months of 2010 from $381,590 a year ago. For WIP, we record loss and LAE reserves using an expected loss ratio reserving method as recommended by the primary insurance carrier and reviewed by our independent actuary. For waste surety bonds, loss and LAE reserves are based on a certain percentage of net premiums earned over the trailing thirty-six months. For contract and escrow surety bonds, loss and LAE reserves are based on a certain percentage of total net premiums earned. The increase in WIP losses for the first nine months of 2010 was primarily related to the increase in net

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
premiums earned for our WIP product line as described above under “Results of Operations — Net Premiums Earned.”
Other specialty products losses and LAE increased $96,810 for the first nine months of 2010 compared to a year ago primarily due to favorable loss reserve development in the prior year for one of our automobile service contract programs that is in run off.
The majority of our losses are short-tail in nature and adjustments to reserve amounts occur rather quickly. Conditions that affected the loss development in our reserves during the first nine months of 2010 may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate this loss reserve development to future periods. For more information concerning losses and LAE, see “Business Outlook” and “Critical Accounting Policies — Loss and Loss Adjustment Expense Reserves” below.
Policy Acquisition Costs. Policy acquisition costs increased 21.5%, or $1,755,014, to $9,915,046 for the first nine months of 2010 from $8,160,032 a year ago primarily due to (1) a $1.0 million increase in commission expense for our CPI product line as a result of the premium growth in that product as described above under “Results of Operations — Net Premiums Earned,” (2) a $0.8 million increase in commission expense for our WIP product line as a result of the premium growth in that product as described above and (3) a $0.6 million increase in lender service contingent commission expense which resulted primarily from premium growth combined with improved loss performance for certain agency business that is subject to contingent commission based on underwriting performance of the agent’s business. These increases in policy acquisition costs were partially offset by (1) a $0.4 million decrease in UC contingent commission expense as a result of the increase in losses for our excess of loss product as described above and (2) a $0.4 million decrease in commission expense for our GAP product line as a result of the premium decline in that business as described above.
Other Operating Expenses. Other operating expenses increased 9.7%, or $578,037, to $6,513,514 for the first nine months of 2010 from $5,935,477 a year ago primarily due to an increase in consulting and legal expenses related to the proposed going-private transaction described above under “Overview — Proposed Transaction,” which increase was partially offset by a decrease in other consulting expenses.
Interest Expense. Interest expense decreased 19.1%, or $121,567, to $515,880 for the first nine months of 2010 from $637,447 a year ago primarily due to a decline in interest rates on our trust preferred debt. See “Business Outlook” and “Liquidity and Capital Resources” below and Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company’s trust preferred debt issued to affiliates (which makes up the majority of the Company’s interest expense).
Federal Income Taxes. The Company’s estimated effective federal income tax rate was 27.5% for the first nine months of 2010 compared to 8.2% a year ago. This increase was primarily attributable to the increase in income from operations when compared to a year ago. For more information concerning our federal income taxes, see Note 5 to the Condensed Consolidated Financial Statements.
GAAP Combined Ratio. For the first nine months of 2010, the combined ratio improved to 86.6% from 93.0% a year ago. The loss ratio improved to 41.0% for the first nine months of 2010 from 50.7% a year ago primarily due to a decrease in the loss ratio for our GAP product line as a result of the favorable loss reserve development and improved loss performance described above (our GAP loss ratio improved to 28.3% for the first nine months of 2010 from 85.4% a year ago). The decrease in the loss ratio from our GAP product line was partially offset by an increase in the loss ratio for our UC product line. The expense ratio increased to 45.6% for the first nine months of 2010 from 42.3% a year ago primarily due to an increase in commission expense for our ULI and CPI product lines.
BUSINESS OUTLOOK
Lender Service Products
Our lender service premium volume is primarily based on new loans made by our banking customers for consumer automobile purchases. The current economic conditions have impacted automobile sales as consumers have struggled to qualify for loans. In addition, many consumers are not willing to make big purchases, such as for a new automobile. Furthermore, consumers purchasing new automobiles may obtain financing through the automobile manufacturer or another lender rather than from our banking customers. In 2009, the U.S. automobile industry experienced its worst sales results in 16 years. For the first nine months of 2010, U.S. new automobile sales were up approximately 10% when compared to the first nine months of 2009. Although U.S. new automobile sales were up during the first nine months of 2010, certain of our financial institution customers have not experienced similar increases in lending volumes for automobiles during this same period. For ULI, our premium collections were down 3% during the first nine months of 2010 when compared to a year ago. However, for GAP, our premium collections were up 12% during the first nine months of 2010 when compared to the first nine months of 2009. Based on the current economic conditions, we cannot predict with reasonable certainty the level of U.S. automobile sales or the level of our lender service premium volume for fiscal year 2010.
Premiums and ceded commissions for our insurance products are earned over the related contract periods. For GAP, EPD and certain of

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
Due to the current weak economic conditions, certain of our lender service customers may experience an increase in loan defaults, bankruptcies and automobile repossessions. As the rate of loan defaults, bankruptcies and automobile repossessions increases for our ULI and CPI customers, we experience an increase in the frequency of losses for these product lines. As the national economy remains unstable and unemployment levels remain high, our financial institution customers could experience an increase in loan defaults, bankruptcies and automobile repossessions in the future. Incentives offered on new cars by dealers and manufacturers can depress the value of the used car market. In addition, higher gas prices can lower the market value of less fuel-efficient vehicles. As used car prices decline, the “gap” between the value of the vehicle and the outstanding loan balance increases and thus the severity of our GAP losses increases. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the pricing of our products and taking rate actions when necessary. However, as noted above, rate increases for our longer duration policies may take several years to have an impact as the rate increase is only for new business while run off of the older business at the old rate will take place for a number of years.
One of the actions we took to mitigate loss severity was cancelling a poor performing GAP customer in the second quarter of 2008. During 2009 and the first nine months of 2010, this GAP customer had net premiums earned of approximately $1.6 million and $0.7 million, respectively, and its combined ratio was 139% and 87%, respectively. As of September 30, 2010, we had approximately $0.9 million of unearned premiums for this customer that will be earned over approximately two years.
As described in “Summary Results” and “Results of Operations” above, our GAP product line had a significant impact to our net income and loss ratio during the nine months ended September 30, 2010 when compared to a year ago. The loss ratio for our GAP product line was at a historic low level through the first nine months of 2010 based on a decline in severity and frequency which resulted in favorable loss reserve development. While we cannot predict with reasonable certainty the amount of severity and frequency for our GAP claims in the future, we do not anticipate that our loss ratio for GAP will remain at the current low level given our historical experience with GAP and the current economic conditions affecting the automotive industry. In addition, it should be noted that the majority of our GAP customers have experienced a decline in lending volume over the last several years and as a result, we anticipate that our earned premium for GAP will continue to decline over the next several years; however, we cannot predict with reasonable certainty the level of premium decline.
Unemployment Compensation
Increased benefit charge levels for our UC customers could result in lower management fees and/or increased losses for our UC product line. Our current benefit charges may not necessarily correlate with the current national unemployment experience as the non-profit entities that utilize our UC coverage may have different factors that are affecting their unemployment rates. During the first nine months of 2010, we experienced an increase in benefit charges for our UCassure® product when compared to a year ago which resulted in a decrease in management fees of $158,766 and an increase in losses and LAE of $91,654 during such period. We believe that our excess of loss product will also experience an increase in benefit charges during fiscal year 2010, especially considering its geographical concentration in California (approximately 35% of this business is in California). Given the decline in tax revenue at many state and local levels, we believe we will see a continued contraction of services and increased unemployment levels for many of our UC customers. Given the current economic conditions, including high unemployment levels, we believe we will experience an overall increase in benefit charges for fiscal year 2010 when compared to fiscal year 2009; however, we cannot predict the level of benefit charges or how material the impact will be to us. Where possible, we have taken actions to help mitigate the effects of these trends, including monitoring the coverage and pricing of our products and taking actions when necessary.
Waste Industry
As discussed in “Overview — Products and Services” above, effective August 1, 2009, our participation changed from 5.0% to 12.5% for one of our assumed reinsurance arrangements under our WIP program. We estimate that this change in participation should increase our net premiums earned by approximately $1.2 million for fiscal year 2010 when compared to fiscal year 2009.
Since we began participating in the WIP program in 2004, there have not been any significant paid claims to date. If we were to have significant claims experience on this program, such claims experience could have a material adverse effect on our business, financial condition and/or operating results if our reserves prove to be materially deficient; however, we currently do not believe that our reserves will be materially deficient. As of September 30, 2010, our net loss and LAE reserves for the WIP program were approximately $3.3 million. For waste surety and contract surety, as of September 30, 2010, our largest net exposure in a single surety bond was approximately $4.5 million and $2.1 million, respectively, and our net loss and LAE reserves were approximately $1.8 million and $1.0

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
million, respectively, for such products.
Our escrow surety bond business relates to surety bonds issued to the State of Nevada in 2006. The surety bonds were issued in connection with escrow deposits made by purchasers of units of a real estate development in Las Vegas, Nevada. Each surety bond is conditioned upon the real estate developer (the “Developer”) performing its duties relating to the purchase of the units specified in the surety bond. Certain of the purchasers (the “Purchasers”) have contended that they are entitled to rescind their purchase contracts with the Developer and receive a refund of their escrow deposits which are secured by our surety bonds. The Purchasers are currently in legal proceedings with the Developer over the matter (the “Disputed Contracts”). The Company would likely incur a surety bond loss for the Disputed Contracts if each of the following events occur: (1) the Purchasers prevail in their claims against the Developer; (2) the Purchasers receive an award entitling them to a refund of their escrow deposits; (3) the Developer fails to provide such refund to the Purchaser; (4) the state of Nevada determines that the insurer has to pay a claim under the surety bond; (5) we are unsuccessful in enforcing our indemnification agreement with the Developer; and (6) the loss payment due is greater than our loss reserves. As of September 30, 2010, our maximum net loss exposure related to the Disputed Contracts was approximately $8.4 million and our net loss and LAE reserves for the escrow surety bond business was approximately $0.4 million. Due to the inherent uncertainties associated with the Disputed Contracts, the Company cannot predict with reasonable certainty the amount, timing or ultimate outcome of this matter. The ultimate outcome of the Disputed Contracts, while not predictable at this time, could have a material adverse effect on the Company’s business, financial condition and/or operating results if our reserves prove to be materially deficient. As discussed above, we currently do not believe that our reserves will be materially deficient.
For more information concerning losses and LAE, see “Critical Accounting Policies — Loss and Loss Adjustment Expense Reserves” below.
Expenses
As interest rates rise (fall), it can increase (decrease) the level of interest expense on our trust preferred debt and any borrowings under our bank line of credit. Interest rates declined during the first nine months of 2010 when compared to a year ago which resulted in a decrease in interest expense of $121,567 for the first nine months of 2010 when compared to a year ago. See “Liquidity and Capital Resources” below and Notes 4 and 13 to the Condensed Consolidated Financial Statements for more information concerning our trust preferred debt and bank line of credit.
As a result of the proposed going-private transaction discussed above in “Overview — Proposed Transaction,” the Company incurred approximately $0.8 million of legal and consulting expenses during the first nine months of 2010. The Company expects to incur additional consulting and legal expenses during fiscal year 2010 related to the proposed transaction. The Company currently estimates that total expenses related to the proposed transaction could range from $1.0 million to $1.2 million. However, given the inherent uncertainties of this matter, the actual amount incurred related to the proposed transaction could be materially different from this estimate.
Investments
As of September 30, 2010, approximately 99% of our available for sale fixed maturity portfolio was invested in tax-exempt municipal bonds which consisted primarily of revenue issue bonds (approximately 95%) and general obligation bonds (approximately 5%). Municipal bond prices improved during the third quarter 2010 when compared to the fourth quarter 2009, and total gross unrealized losses for our available for sale fixed maturity portfolio decreased from $1.6 million at December 31, 2009 to $0.4 million at September 30, 2010. While municipal credits continue to demonstrate relative credit quality stability, market conditions are still somewhat unsettled. The fair value of our fixed maturity portfolio could also be impacted by credit rating actions and/or financial uncertainty associated with insurance companies that guarantee the obligations of some of our bonds.
Based on the current economic conditions and our other-than-temporary impairment accounting policy, additional impairment charges within our investment portfolio are possible during the remainder of fiscal year 2010. As disclosed in Note 3 to the Condensed Consolidated Financial Statements and “Critical Accounting Policies — Other-Than-Temporary Impairment of Investments” below, we begin to monitor a security for other-than-temporary impairment when its fair value to book value ratio falls below 80%. As shown in Note 3 to the Condensed Consolidated Financial Statements, as of September 30, 2010, we did not have any fixed maturity or equity securities that had a fair value to book value ratio below 80%. Assuming the estimated fair value for our equity securities remained the same during the remainder of 2010 as they were at September 30, 2010, we would not likely record any material other-than-temporary impairment charges for equity securities during fiscal year 2010. Assuming the estimated fair value for our fixed maturity securities remained the same during the remainder of 2010 as they were at September 30, 2010, we would likely not have any material other-than-temporary impairment charges on these securities during the remainder of 2010 unless they were to fall below investment grade or it became likely that we would sell the security before its anticipated recovery. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount or range of amounts of other-than-temporary impairment charges, if any, that will be recorded during the

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
remainder of fiscal year 2010; however, if market conditions deteriorate, we believe that the amount of such other-than-temporary impairment charges could be material to our results of operations. For more information concerning the unrealized loss position of our investment portfolio and impairment charges, see “Critical Accounting Policies — Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
During the first nine months of 2010, we recorded $206,762 of net realized losses on investments. We generally decide whether to sell securities based upon investment opportunities, perceived investment risk and/or tax consequences. Due to the inherent uncertainties of the investment markets, we cannot predict with reasonable certainty the amount of net realized gains or losses that will be recorded during fiscal year 2010; however, the amount of such net realized gains or losses could be material to our results of operations.
Based on the factors discussed above and the current economic conditions, our outlook for the remainder of the 2010 fiscal year is cautious.
LIQUIDITY AND CAPITAL RESOURCES
We are organized in a holding company structure with Bancinsurance Corporation being the parent company and all of our operations being conducted by Bancinsurance Corporation’s wholly-owned subsidiaries, Ohio Indemnity and USA. As of September 30, 2010 and December 31, 2009, our capital structure consisted of trust preferred debt issued to affiliates, a bank line of credit and shareholders’ equity and is summarized in the following table:

	September 30,	December 31,
	2010	2009

Trust preferred debt issued to BIC Statutory Trust I	$8,248,000	$8,248,000
Trust preferred debt issued to BIC Statutory Trust II	7,217,000	7,217,000
Bank line of credit	4,000,000	3,000,000

Total debt obligations	19,465,000	18,465,000

Total shareholders’ equity	51,895,902	44,371,719

Total capitalization	$71,360,902	$62,836,719

Ratio of total debt obligations to total capitalization	27.3%	29.4%
In December 2002, we organized BIC Statutory Trust I (“BIC Trust I”), a Connecticut special purpose business trust, which issued $8,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust I also issued $248,000 of floating rate common securities to Bancinsurance Corporation. In September 2003, we organized BIC Statutory Trust II (“BIC Trust II”), a Delaware special purpose business trust, which issued $7,000,000 of floating rate trust preferred capital securities in an exempt private placement transaction. BIC Trust II also issued $217,000 of floating rate common securities to Bancinsurance Corporation. BIC Trust I and BIC Trust II (the “Trusts”) were formed for the sole purpose of issuing and selling the floating rate trust preferred capital securities and investing the proceeds from such securities in junior subordinated debentures of Bancinsurance Corporation. In connection with the issuance of the trust preferred capital securities, Bancinsurance Corporation issued junior subordinated debentures of $8,248,000 and $7,217,000 to BIC Trust I and BIC Trust II, respectively. The floating rate trust preferred capital securities and the junior subordinated debentures have substantially the same terms and conditions. Bancinsurance Corporation has fully and unconditionally guaranteed the obligations of the Trusts with respect to the floating rate trust preferred capital securities. The Trusts distribute the interest received from Bancinsurance Corporation on the junior subordinated debentures to the holders of their floating rate trust preferred capital securities to fulfill their dividend obligations with respect to such trust preferred capital securities. BIC Trust I’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred basis points (4.29% and 4.33% at September 30, 2010 and 2009, respectively), are redeemable at par and mature on December 4, 2032. BIC Trust II’s floating rate trust preferred capital securities, and the junior subordinated debentures issued in connection therewith, pay dividends and interest, as applicable, on a quarterly basis at a rate equal to three month LIBOR plus four hundred and five basis points (4.34% and 4.33% at September 30, 2010 and 2009, respectively), are redeemable at par and mature on September 30, 2033. The proceeds from the junior subordinated debentures were used for general corporate purposes and provided additional financial flexibility to the Company. The terms of the junior subordinated debentures contain various covenants. As of September 30, 2010, Bancinsurance Corporation was in compliance with all such covenants.
Bancinsurance Corporation also has an unsecured revolving bank line of credit. As previously reported, on June 17, 2010, Bancinsurance Corporation amended its existing unsecured revolving credit facility in the following respects:
•	the revolving line of credit available was decreased from $10.0 million to $5.0 million;

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
•	the maturity date was extended from June 30, 2010 to June 29, 2011;
•	the interest rate payable on outstanding borrowings was changed from the Prime Rate minus 0.75% to the one month LIBOR rate plus 2.60% (2.86% at September 30, 2010); and
•	the debt service coverage ratio covenant was modified to exclude from its calculation equity-based compensation expense and other-than-temporary impairment charges.
All other terms of the unsecured revolving bank line of credit remained unchanged and continue in full force and effect.
The bank line of credit had a $4,000,000 and $3,000,000 outstanding balance at September 30, 2010 and December 31, 2009, respectively. On December 30, 2009, Bancinsurance Corporation drew $3,000,000 on the bank line of credit, primarily in anticipation of the $3,000,000 settlement payment to Highlands Insurance Company. On February 3, 2010, Bancinsurance Corporation repaid the $3,000,000 outstanding balance under the bank line of credit. On March 29, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at March 31, 2010 to a level similar to that at December 31, 2009. On April 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. On June 30, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at June 30, 2010 to a level similar to that at December 31, 2009. On July 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. On September 29, 2010, Bancinsurance Corporation drew $4,000,000 on the bank line of credit to increase its debt to capital ratio at September 30, 2010 to a level similar to that at December 31, 2009. On October 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit. The terms of the revolving credit agreement contain various restrictive covenants. As of September 30, 2010, Bancinsurance Corporation was in compliance with all such covenants. Interest expense related to the bank line of credit was $1,124 and zero for the three months ended September 30, 2010 and 2009, respectively, and $9,949 and $31,076 for the nine months ended September 30, 2010 and 2009, respectively. We utilize the bank line of credit from time to time based on short-term cash flow needs, the then current one month LIBOR rate, the Company’s capital position (including Ohio Indemnity’s capital position) and the dividend limitations on Ohio Indemnity as discussed below.
The short-term cash requirements of our property/casualty business primarily consist of paying losses and LAE, reinsurance premiums and day-to-day operating expenses. Historically, we have met those requirements through (1) cash receipts from operations, which consist primarily of insurance premiums collected, ceded commissions received and investment income, and (2) our cash and short-term investment portfolio. In addition, our fixed maturity investment portfolio has historically generated additional cash flows through bond maturities and calls (over 90% of our fixed maturity portfolio has call features). When a bond matures or is called by the issuer, the resulting cash flows are generated without selling the security at a loss. We utilize these cash flows to either build our cash and short-term investment position or reinvest in other securities, depending on our liquidity needs. To the extent our cash from operations, cash and short-term investments and cash flows from bond maturities or calls are not sufficient to meet our liquidity needs, our investment portfolio is a source of additional liquidity through the sale of readily marketable fixed maturity and equity securities. As of September 30, 2010, we had approximately $64.8 million of available for sale fixed maturity and equity securities that were in an unrealized gain position that, if necessary, we could sell without recognizing a loss to meet liquidity needs. After satisfying our cash requirements and meeting our desired cash and short-term investment position, any excess cash flows from our operating and/or investment activities are used to build our investment portfolio and thereby increase future investment income. For more information concerning our investment portfolio, see “Critical Accounting Policies — Other-Than-Temporary Impairment of Investments” below and Note 3 to the Condensed Consolidated Financial Statements.
Because of the nature of the risks we insure, losses and LAE emanating from the insurance policies that we issue are generally characterized by relatively short settlement periods and quick development of ultimate losses compared to claims emanating from other types of insurance products. Therefore, we believe we can estimate our cash needs to meet our policy obligations and utilize cash flows from operations and our cash and short-term investment position to meet these obligations. We consider the relationship between the duration of our policy obligations and our expected cash flows from operations in determining our cash and short-term investment position. We maintain a level of cash and liquid short-term investments which we believe will be adequate to meet our anticipated policy obligations and capital needs without being required to liquidate intermediate-term and long-term investments at a loss. As of September 30, 2010 and December 31, 2009, our cash and short-term investment position was $20.5 million and $9.9 million respectively, which included $4.0 million and $3.0 million, respectively, that was generated from borrowings under our bank line of credit. The increase in our cash and short-term investment position at September 30, 2010 when compared to December 31, 2009 was primarily due to $4.7 million of net cash provided by operating activities during the first nine months of 2010 combined with $4.8 million of sales of available for sale fixed maturity securities that were invested in short-term investments.
We believe that both liquidity and interest rate risk can be minimized by the asset and liability management strategy described above. With this strategy, we believe we can pay our policy obligations as they become due without being required to use our bank line of credit or

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
liquidate intermediate-term and long-term investments at a loss; however, in the event that such action is required, it is not anticipated to have a material adverse effect on our results of operations, financial condition and/or future liquidity.
As of September 30, 2010 and December 31, 2009, our discontinued bond program loss and LAE reserves were zero and $4,450,000, respectively. As previously disclosed, in January 2010, the Company paid $1,450,000 to Harco National Insurance Company (“Harco”) and $3,000,000 to Highlands Insurance Company (“Highlands”) pursuant to the Company’s settlement agreements with those companies in full and final resolution of all disputes with those companies, including any potential future liabilities with respect to bonds issued by those companies. As a result of the Harco and Highlands settlements, all of the Company’s liabilities and obligations under the discontinued bond program have been satisfied. On December 30, 2009, the Company drew $3.0 million on its bank line of credit primarily in anticipation of the Highlands settlement payment of $3.0 million. Given our then projected cash flows and the low interest rate on the bank line of credit as compared to the average yield on our fixed income portfolio, the Company made the decision to draw on the bank line of credit as opposed to selling fixed income securities for the Highlands payment. On February 3, 2010, the Company repaid the $3.0 million outstanding bank line of credit using excess cash flows from operating and investing activities. Although the settlement payments resulted in a material increase in the Company’s cash outflows from operations during 2010, these payments did not have a material impact on the Company’s liquidity.
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
As of September 30, 2010 and December 31, 2009, Bancinsurance Corporation had total cash and invested assets of approximately $10.0 million and $4.2 million, respectively. This increase in cash and invested assets was primarily due to (1) $4.9 million of dividends that were paid by Ohio Indemnity to Bancinsurance Corporation during the first quarter 2010 and (2) Bancinsurance Corporation increasing its net borrowings under its bank line of credit by $1.0 million during the first nine months of 2010. As discussed above, on October 1, 2010, Bancinsurance Corporation repaid the $4,000,000 outstanding balance under the bank line of credit which reduced Bancinsurance Corporation’s cash and invested asset position to approximately $6.0 million as of October 1, 2010.
Bancinsurance Corporation did not pay any dividends during the first nine months of 2010 or 2009. The declaration and payment of future dividends (if any) are subject to the discretion of Bancinsurance Corporation’s board of directors and will depend upon our results of operations, financial condition, capital levels and requirements, cash requirements, future prospects, any legal, tax, regulatory and contractual restrictions and other factors deemed relevant by the board of directors. Accordingly, there can be no assurance that Bancinsurance Corporation will declare and pay any future dividends.
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
As a property/casualty insurer, Ohio Indemnity is subject to a risk-based capital test adopted by the NAIC and the Department. This test serves as a benchmark of an insurance enterprise’s solvency by establishing statutory surplus targets which will require certain

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
company level or regulatory level actions. Ohio Indemnity’s total adjusted capital was in excess of all required action levels as of September 30, 2010.
Net cash provided by operating activities was $4,699,046 and $3,908,916 for the first nine months of 2010 and 2009, respectively. The increase in net cash provided by operating activities was primarily due to improved cash flows from our GAP, CPI and ULI product lines combined with a one-time $0.7 million settlement gain relating to the Policy as discussed above in “Results of Operations — Settlement Gain.” Our GAP product line net cash flow increased by approximately $3.2 million for the first nine months of 2010 when compared to a year ago principally due to the improved loss performance described in “Results Of Operations” above. Our CPI product line net cash flow increased by approximately $1.1 million for the first nine months of 2010 when compared to a year ago primarily due to one of our CPI insurance agents placing more business with us. We estimate that approximately $0.6 million of this cash flow will be refunded in future periods due to policy cancellations as CPI is a product line with a high cancellation rate due to its nature; however, we do not believe these estimated refunds will have a material impact to our future liquidity. Our ULI product line net cash flow increased by approximately $0.7 million for the first nine months of 2010 when compared to a year ago principally due to improved underwriting cash flows for one of our financial institution customers. These increases in cash flows were partially offset by aggregate payments of $4,450,000 during the first quarter 2010 related to the Harco and Highlands settlement agreements as discussed above.
Net cash used in investing activities was $13,406,423 and $3,539,771 for the first nine months 2010 and 2009, respectively. The increase was primarily due to investing more of our excess cash in short-term investments during the first nine months of 2010 when compared to a year ago.
Net cash provided by (used in) financing activities was $867,195 and $(2,516,395) for the first nine months of 2010 and 2009, respectively, as Bancinsurance Corporation increased its net borrowings under its bank line of credit by $1.0 million during the first nine months of 2010, compared to paying down our bank line of credit in the amount of $2,500,000 during the first nine months of 2009.
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
Under our investment guidelines, we employ what we believe are stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security or type of security. Our fixed maturity and closed-end mutual fund portfolio is managed by an outside investment manager that operates under investment guidelines approved by our board of directors. Under our investment guidelines, fixed maturity securities are required to be investment grade at the time of purchase to protect investments. As of September 30, 2010, approximately 99% of our fixed maturity portfolio was rated investment grade. Our outside investment manager also monitors the underlying credit quality of our fixed maturity portfolio. In performing our other-than-temporary impairment analysis for our fixed maturity securities and closed-end mutual funds, we rely on the analysis of our outside investment manager regarding the outlook and credit quality of the investment.
See Note 3 to the Condensed Consolidated Financial Statements for information regarding securities in our investment portfolio that were in an unrealized loss position at September 30, 2010 which were not considered to be other-than-temporarily impaired. For more information concerning other-than-temporary impairment charges, see “Results of Operations — Other-Than-Temporary Impairments on Investments,” “Business Outlook — Investments” and “Liquidity and Capital Resources” above and Note 3 to the Condensed Consolidated Financial Statements.
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

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
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
As of September 30, 2010, we conducted a reserve study using historical losses and LAE by product line or coverage within product line. We prepared our estimates of the gross and net loss and LAE reserves using annual accident year loss development triangles for the following products:
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
In establishing our loss and LAE reserves, we tested our data for reasonableness, such as ensuring there are no outstanding case reserves on closed claims, and consistency with data used in our previous estimates. Other than for our GAP product line, we did not experience any significant change in the number of claims paid that was inconsistent with our business, average claim paid or average claim reserve that would be inconsistent with the types of risks we insured in the respective periods. See “Results of Operations” and “Business Outlook” above for information concerning changes in the severity and frequency of losses for our GAP product line during the first nine months of 2010 when compared to a year ago.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of common shares of the Company during the third quarter 2010:
Issuer Purchases of Equity Securities

					Total number of	Maximum number (or
					shares (or units)	approximate dollar value)
	Total number		Average price		purchased as part	of shares (or units) that may
	of shares (or units)		paid per share		of publicly announced	yet be purchased under the
Period	purchased		(or unit)		plans or programs	plans or programs
Month #1 (July 1, 2010 through July 31, 2010)	—		—		—	—

Month #2 (August 1, 2010 through August 31, 2010)	23,922	(1)	$7.25	(1)	—	—

Month #3 (September 1, 2009 through September 30, 2010)	—		—		—	—

Total	23,922		$7.25		—	—

(1)
The 23,922 common shares were acquired by the Company in connection with the delivery by certain participants in our 2002 Stock Incentive Plan of common shares already owned by such participants as payment for tax withholdings associated with the vesting of restricted common shares on July 27, 2010 and July 31, 2010.

Item 5. Other Information
As discussed in more detail above in “Overview — Proposed Transaction,” on October 27, 2010, the Company, Parent and Acquisition Sub, as borrowers, entered into a Credit Agreement with Fifth Third Bank, as lender. The Credit Agreement provides for $15 million of senior secured debt financing, which consists of (i) a $10 million senior secured term loan and (ii) a $5 million senior secured revolving credit facility.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
As discussed in more detail above in “Overview — Proposed Transaction,” if the Merger is consummated, there will be no public shareholders of Bancinsurance and no public participation in any future meetings of shareholders of Bancinsurance. However, if the Merger is not consummated, our public shareholders will continue to be entitled to attend and participate in our shareholder meetings. The timing of, and public participation in, the 2010 Annual Meeting of Shareholders depends on the timing and outcome of the Special Meeting. We currently expect that the Merger will be consummated during the fourth quarter of 2010.
If the Merger is consummated prior to December 30, 2010, there will be no public participation in our 2010 Annual Meeting of Shareholders. If the Merger is not consummated prior to December 30, 2010, we plan to hold the 2010 Annual Meeting of Shareholders on December 30, 2010. The record date for determining the shareholders entitled to receive notice of, and to vote at, such 2010 Annual Meeting of Shareholders would be the close of business on December 9, 2010. In such case, because the date of the 2010 Annual Meeting of Shareholders would be changed by more than 30 days from the date of our 2009 Annual Meeting of Shareholders, we will extend the deadlines for submitting shareholder proposals for the 2010 Annual Meeting of Shareholders. Any proposals from shareholders which are intended to be presented at the 2010 Annual Meeting of Shareholders must be received by us by December 1, 2010 to be eligible for inclusion in the proxy statement and proxy card for that meeting. Such proposals may be included in the proxy statement and proxy card for the 2010 Annual Meeting of Shareholders if they comply with certain rules and regulations promulgated by the SEC. In addition, if a shareholder intends to present a proposal at the 2010 Annual Meeting of Shareholders without the inclusion of that proposal in the proxy statement and proxy card for that meeting and written notice of the proposal is not received by us on or before by December 1, 2010, or if we meet other requirements of the SEC rules, proxies solicited by the Board for that meeting will confer discretionary authority to vote on such proposal at the meeting. In each case, written notice must be given to Bancinsurance Corporation, 250 East Broad Street, 7th Floor, Columbus, Ohio 43215, Attn: Secretary.
Item 6. Exhibits

Exhibits

2.1
Agreement and Plan of Merger, dated August 10, 2010, by and among Bancinsurance Corporation, Fenist, LLC, and Fenist Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 12, 2010 (File No. 0-8738)).

4.1*	Credit Agreement dated October 27, 2010 by and between Bancinsurance Corporation, Fenist, LLC and Fenist Acquisition Sub, Inc. and Fifth Third Bank.

4.2*	Term Loan Note dated October 27, 2010 by and between Bancinsurance Corporation, Fenist, LLC and Fenist Acquisition Sub, Inc. and Fifth Third Bank.

4.3*	Revolving Loan Note dated October 27, 2010 by and between Bancinsurance Corporation, Fenist, LLC and Fenist Acquisition Sub, Inc. and Fifth Third Bank.

4.4*	Form of Continuing Security Agreements dated October 27, 2010 by and between Bancinsurance Corporation, Fenist, LLC and Fenist Acquisition Sub, Inc. and Fifth Third Bank.

4.5*	Stock Pledge Agreement dated October 27, 2010 by and between Bancinsurance Corporation and Fifth Third Bank.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

BANCINSURANCE CORPORATION
AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCINSURANCE CORPORATION
(Registrant)

Date: October 28, 2010	By:	/s/ John S. Sokol John S. Sokol
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

Date: October 28, 2010	By:	/s/ Matthew C. Nolan Matthew C. Nolan Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)